Form 10-Q
period 2017-12-31
EPLUS INC
filed 2018-02-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of January 31, 2018 was 13,948,590.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of March 31, 2017
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$76,105	$109,760
Accounts receivable—trade, net	285,820	266,029
Accounts receivable—other, net	30,690	24,987
Inventories	51,295	93,557
Financing receivables—net, current	74,598	51,656
Deferred costs	24,740	7,971
Other current assets	25,970	43,364
Total current assets	569,218	597,324

Financing receivables and operating leases—net	72,575	71,883
Deferred tax assets—net	1,268	-
Property, equipment and other assets	17,632	11,956
Goodwill	76,546	48,397
Other intangible assets—net	27,414	12,160
TOTAL ASSETS	$764,653	$741,720

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$125,850	$113,518
Accounts payable—floor plan	107,761	132,612
Salaries and commissions payable	20,568	18,878
Deferred revenue	50,739	65,312
Recourse notes payable—current	-	908
Non-recourse notes payable—current	27,649	26,085
Other current liabilities	26,116	19,179
Total current liabilities	358,683	376,492

Non-recourse notes payable—long term	3,840	10,431
Deferred tax liability—net	-	1,799
Other liabilities	18,518	7,080
TOTAL LIABILITIES	381,041	395,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized;14,046 outstanding at December 31, 2017 and 14,161 outstanding at March 31, 2017	142	142
Additional paid-in capital	128,392	123,536
Treasury stock, at cost	(14,165)	-
Retained earnings	269,048	222,823
Accumulated other comprehensive income—foreign currency translation adjustment	195	(583)
Total Stockholders' Equity	383,612	345,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$764,653	$741,720

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

	(in thousands, except per share data)

Net sales	$342,569	$326,657	$1,080,571	$996,622
Cost of sales	265,881	252,871	838,719	773,239
Gross profit	76,688	73,786	241,852	223,383

Selling, general, and administrative expenses	57,134	50,160	168,138	149,821
Depreciation and amortization	2,894	1,910	7,086	5,408
Interest and financing costs	270	409	903	1,158
Operating expenses	60,298	52,479	176,127	156,387

Operating income	16,390	21,307	65,725	66,996

Other income (expense)	(131)	-	(1)	380

Earnings before tax	16,259	21,307	65,724	67,376

Provision for income taxes	678	8,687	19,499	27,310

Net earnings	$15,581	$12,620	$46,225	$40,066

Net earnings per common share—basic	$1.12	$0.92	$3.34	$2.88
Net earnings per common share—diluted	$1.11	$0.91	$3.30	$2.86

Weighted average common shares outstanding—basic	13,851	13,791	13,845	13,891
Weighted average common shares outstanding—diluted	13,990	13,920	14,022	14,026

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(amounts in thousands)

NET EARNINGS	$15,581	$12,620	$46,225	$40,066

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	75	(145)	778	(240)

Other comprehensive income (loss)	75	(145)	778	(240)

TOTAL COMPREHENSIVE INCOME	$15,656	$12,475	$47,003	$39,826

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$46,225	$40,066

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	11,324	8,758
Reserve for credit losses, inventory obsolescence and sales returns	286	926
Share-based compensation expense	4,856	4,520
Deferred taxes	(3,058)	-
Payments from lessees directly to lenders—operating leases	(1,325)	(1,831)
Gain on disposal of property, equipment and operating lease equipment	(7,555)	(3,742)
Gain on sale of financing receivables	(4,625)	(3,968)
Other	1	316
Changes in:
Accounts receivable—trade	(8,295)	(57,732)
Accounts receivable—other	(1,976)	(4,232)
Inventories	43,332	(77,422)
Financing receivables—net	(13,045)	17,797
Deferred costs, other intangible assets and other assets	(26,188)	1,838
Accounts payable	18,406	53,208
Salaries and commissions payable, deferred revenue and other liabilities	(9,539)	51,200
Net cash provided by operating activities	$48,824	$29,702

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	9,967	6,380
Purchases of property, equipment, software, and operating lease equipment	(6,298)	(7,300)
Purchases of assets to be leased or financed	(5,716)	(5,897)
Issuance of financing receivables	(138,160)	(114,671)
Repayments of financing receivables	59,029	44,091
Proceeds from sale of financing receivables	64,103	39,857
Cash used in acquisitions, net of cash acquired	(37,718)	(9,500)
Net cash used in investing activities	$(54,793)	$(47,040)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2017	2016
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$39,365	$34,020
Repayments of non-recourse and recourse notes payable	(27,269)	(5,412)
Repurchase of common stock	(13,399)	(30,493)
Payment of contingent consideration	-	(718)
Repayments of financing of acquisitions	(1,604)	-
Net borrowings (repayments) on floor plan facility	(24,851)	(5,602)
Net cash used in financing activities	(27,758)	(8,205)

Effect of exchange rate changes on cash	72	454

Net Decrease in Cash and Cash Equivalents	(33,655)	(25,089)

Cash and Cash Equivalents, Beginning of Period	109,760	94,766

Cash and Cash Equivalents, End of Period	$76,105	$69,677

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$421	$38
Cash paid for income taxes	$29,987	$23,381

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and operating lease equipment	$3,463	$429
Purchases of property, equipment, software, and operating lease equipment	$(751)	$(2,442)
Purchase of assets to be leased or financed	$(7,225)	$(12,700)
Issuance of financing receivables	$(74,907)	$(110,120)
Repayment of financing receivables	$9,572	$16,454
Proceeds from sale of financing receivables	$83,954	$104,430
Financing of acquisitions	$(12,050)	$-
Borrowing of non-recourse and recourse notes payable	$8,904	$33,651
Repayments of non-recourse and recourse notes payable	$(14,465)	$(20,438)
Vesting of share-based compensation	$12,010	$7,982
Repurchase of common stock included in accounts payable	$(766)	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918
Issuance of restricted stock awards	68	-	-	-	-	-	-
Share-based compensation	-	-	4,856	-	-	-	4,856
Repurchase of common stock	(183)	-	-	(14,165)	-	-	(14,165)
Net earnings	-	-	-	-	46,225	-	46,225
Foreign currency translation adjustment	-	-	-	-	-	778	778

Balance, December 31, 2017	14,046	$142	$128,392	$(14,165)	$269,048	$195	$383,612

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

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2017 and 2016 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income and cash flows for such periods. Operating results for the three and nine months ended December 31, 2017 and 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2018 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“U.S. GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2017 (“2017 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

The notes to the consolidated financial statements contained in the 2017 Annual Report include additional discussion of the significant accounting policies and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our significant accounting policies and estimates during the nine months ended December 31, 2017.

STOCK SPLIT — On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split. The number of authorized shares reflected on the consolidated balance sheets was not affected by the stock split.

CONCENTRATIONS OF RISK — A substantial portion of our sales of product and services are from sales of Cisco Systems, Hewlett Packard Enterprise (“HPE”) and HP, Inc. (collectively “Hewlett Packard companies”), and NetApp products, which represented approximately 39%, 5% and 7%, and 45%, 7%, and 5%, respectively, for the three and nine months ended December 31, 2017. Sales of Cisco Systems, Hewlett Packard companies, and NetApp represented approximately 45%, 6% and 6%, and 49%, 6% and 5%, respectively, for the three and nine months ended December 31, 2016. Any changes in our vendors’ ability to provide products or incentive programs could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

December 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$59,444	$73,022	$132,466
Estimated unguaranteed residual value (1)	-	13,358	13,358
Initial direct costs, net of amortization (2)	369	321	690
Unearned income	-	(6,034)	(6,034)
Reserve for credit losses (3)	(451)	(621)	(1,072)
Total, net	$59,362	$80,046	$139,408
Reported as:
Current	$33,109	$41,489	$74,598
Long-term	26,253	38,557	64,810
Total, net	$59,362	$80,046	$139,408

(1)	Includes estimated unguaranteed residual values of $7,753 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $334 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$48,524	$57,872	$106,396
Estimated unguaranteed residual value (1)	-	18,273	18,273
Initial direct costs, net of amortization (2)	279	341	620
Unearned income	-	(5,913)	(5,913)
Reserve for credit losses (3)	(3,434)	(679)	(4,113)
Total, net	$45,369	$69,894	$115,263
Reported as:
Current	$23,780	$27,876	$51,656
Long-term	21,589	42,018	63,607
Total, net	$45,369	$69,894	$115,263

(1)	Includes estimated unguaranteed residual values of $12,677 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $510 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2017	March 31, 2017
Cost of equipment under operating leases	$16,804	$16,725
Accumulated depreciation	(9,039)	(8,449)
Investment in operating lease equipment—net (1)	$7,765	$8,276

(1)	These totals include estimated unguaranteed residual values of $2,077 thousand and $1,117 thousand as of December 31, 2017 and March 31, 2017, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with ASC Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2017 and March 31, 2017, we had financing receivables of $37.2 million and $33.1 million, respectively, and operating leases of $5.9 million and $6.6 million, respectively, which were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2017 and 2016, we recognized net gains of $1.2 million and $0.9 million, respectively, and total proceeds from these sales were $32.8 million and $55.8 million, respectively. During the nine months ended December 31, 2017 and 2016, we recognized net gains of $4.6 million and $4.1 million, respectively, and total proceeds from these sales were $166.9 million and $185.4 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both December 31, 2017 and March 31, 2017, we had deferred revenue of $0.5 million for servicing. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of December 31, 2017, our maximum potential future payments related to such guarantees is $0.6 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2017 and 2016, (in thousands):

	Nine Months Ended December 31, 2017			Nine Months Ended December 31, 2016
	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Balance as of March 31	$57,070	$(8,673)	$48,397	$50,824	$(8,673)	$42,151
Acquisitions	27,996	-	27,996	7,636	-	7,636
Foreign currency translations	153	-	153	(315)	-	(315)
Balance as of December 31	$85,219	$(8,673)	$76,546	$58,145	$(8,673)	$49,472

All of our goodwill as of December 31, 2017 and March 31, 2017 was assigned to our technology segment, which is also a single reporting unit. See Note 15, "Business Combinations" for additional information regarding our acquisitions.

We performed our annual test for goodwill impairment for fiscal year 2018 as of October 1, 2017. We performed a qualitative assessment of goodwill and concluded that the fair value of our technology reporting unit, more likely than not, exceeded its respective carrying value as of October 1, 2017.

We performed our annual test for goodwill impairment for fiscal year 2017 as of October 1, 2016. We elected to bypass the qualitative assessment of goodwill and estimate the fair value of our reporting units. The fair value of our technology reporting unit substantially exceeded its carrying value as of October 1, 2016. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at December 31, 2017 and March 31, 2017 (in thousands):

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$41,777	$(16,792)	$24,985	$23,373	$(12,553)	$10,820
Capitalized software development	4,908	(2,479)	2,429	3,649	(2,310)	1,339
Total	$46,685	$(19,271)	$27,414	$27,022	$(14,863)	$12,159

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Customer relationships and other intangibles increased for the nine months ended December 31, 2017 due to business acquisitions by $18.4 million, of which $2.4 million is internally developed processes, $15.7 million is customer relationships, $0.2 million is due to foreign exchange translation, and $0.1 million in capitalized software development costs. Total amortization expense for other intangible assets was $1.9 million and $1.1 million for the three months and $4.2 million and $3.4 million for the nine months ended December 31, 2017 and 2016, respectively.

See Note 15, “Business Combinations” for additional information regarding acquired intangibles.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	165	37	106	308
Write-offs and other	-	(3,020)	(164)	(3,184)
Balance December 31, 2017	$1,444	$451	$621	$2,516

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	229	139	93	461
Write-offs and other	(32)	(12)	-	(44)
Balance December 31, 2016	$1,324	$3,508	$778	$5,610

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated on the basis of our impairment method were as follows (in thousands):

	December 31, 2017		March 31, 2017
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$389	$621	$348	$556
Ending balance: individually evaluated for impairment	62	-	3,086	123
Ending balance	$451	$621	$3,434	$679

Minimum payments:
Ending balance: collectively evaluated for impairment	$59,382	$73,022	$45,438	$57,730
Ending balance: individually evaluated for impairment	62	-	3,086	142
Ending balance	$59,444	$73,022	$48,524	$57,872

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection. As of March 31, 2017 we had a balance outstanding as of $3.2 million for a customer in bankruptcy which was fully reserved and on a non-accrual status. We wrote off this balance against the reserve for credit losses during the nine months ended December 31, 2017, after the bankruptcy case was substantially complete.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of December 31, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2017

High CQR	$188	$90	$907	$1,185	$18,238	$30,496	$49,919	$(3,027)	$(14,420)	$32,472
Average CQR	30	36	216	282	124	22,697	23,103	(1,385)	(11,413)	10,305
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$218	$126	$1,123	$1,467	$18,362	$53,193	$73,022	$(4,412)	$(25,833)	$42,777

March 31, 2017

High CQR	$379	$224	$230	$833	$406	$32,532	$33,771	$(2,362)	$(12,924)	$18,485
Average CQR	113	20	113	246	91	23,622	23,959	(1,556)	(13,353)	9,050
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$492	$244	$485	$1,221	$497	$56,154	$57,872	$(3,937)	$(26,277)	$27,658

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as December 31, 2017 and March 31, 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2017

High CQR	$4	$-	$833	$837	$2,071	$35,001	$37,909	$(21,971)	$15,938
Average CQR	1,086	4	599	1,689	8	19,776	21,473	(15,555)	5,918
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,090	$4	$1,494	$2,588	$2,079	$54,777	$59,444	$(37,526)	$21,918

March 31, 2017

High CQR	$183	$663	$755	$1,601	$1,165	$23,359	$26,125	$(12,003)	$14,122
Average CQR	28	5	-	33	555	18,725	19,313	(13,732)	5,581
Low CQR	-	-	3,086	3,086	-	-	3,086	-	3,086
Total	$211	$668	$3,841	$4,720	$1,720	$42,084	$48,524	$(25,735)	$22,789

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Other current assets:
Deposits & funds held in escrow	$14,819	$39,161
Prepaid assets	10,429	3,388
Other	722	815
Total other current assets	$25,970	$43,364

Property, equipment and other assets
Property and equipment, net	$8,013	$6,690
Deferred costs	7,326	3,536
Other	2,293	1,730
Total other assets - long term	$17,632	$11,956

	December 31, 2017	March 31, 2017
Other current liabilities:
Accrued expenses	$7,907	$7,450
Accrued income taxes payable	170	1,761
Contingent consideration	5,360	554
Other	12,679	9,414
Total other current liabilities	$26,116	$19,179

Other liabilities:
Deferred revenue	$10,064	$4,704
Contingent consideration long-term	7,765	1,500
Other	689	876
Total other liabilities - long term	$18,518	$7,080

As of December 31, 2017 we had current and long-term contingent consideration liability balance of $5.4 and $7.8 million, respectively, of which $10.0 million relates to a recent acquisition. For details on the contingent consideration liability, refer to Note 15, “Business Combinations.”

As of December 31, 2017 and March 31, 2017 we had customer deposits and funds held in escrow of $14.8 million and $39.2 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

7.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Recourse notes payable with interest rates ranging from 3.20% to 4.13% as of March 31, 2017.
Current	$-	$908

Non-recourse notes payable secured by financing receivables and investment in operating leases with interest rates ranging from  2.00% to 8.45% December 31, 2017, and ranging from 2.00% to 7.75% as of March 31, 2017.

Current	$27,649	$26,085
Long-term	3,840	10,431
Total non-recourse notes payable	$31,489	$36,516

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.73%, as of both December 31, 2017 and March 31, 2017. The weighted average interest rate for our recourse notes payable was 3.45%, as of March 31, 2017. Under recourse financing, in the event of a default by a customer, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $107.8 million and $132.6 million as of December 31, 2017 and March 31, 2017, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2017 and March 31, 2017.

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

As of December 31, 2017, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2017. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Fair Value

As of December 31, 2017 and March 31, 2017, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our consolidated statements of operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net earnings attributable to common shareholders - basic and diluted	$15,581	$12,620	$46,225	$40,066

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,851	13,791	13,845	13,891
Effect of dilutive shares	139	129	177	135
Weighted average shares common outstanding — diluted	13,990	13,920	14,022	14,026

Earnings per common share - basic	$1.12	$0.92	$3.34	$2.88

Earnings per common share - diluted	$1.11	$0.91	$3.30	$2.86

10.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2017, we purchased 125,605 shares of our outstanding common stock at an average cost of $77.88 per share for a total purchase price of $9.8 million under the share repurchase plan. We also acquired 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2016, we purchased 656,962 shares of our outstanding common stock at an average cost of $40.81 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 59,472 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2017, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”) and (3) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). The share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the nine months ended December 31, 2017, we granted 535 restricted shares under the 2008 Director LTIP, 5,310 restricted shares under the 2017 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2016, we granted 11,384 restricted shares under the 2008 Director LTIP, and 134,538 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2017	371,689	$40.45
Granted	72,375	$80.25
Vested	(156,240)	$38.52
Forfeited	(4,108)	$39.37
Nonvested December 31, 2017	283,716	$51.68

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the nine months ended December 31, 2017, the Company had acquired 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2017 and 2016, we recognized $1.7 million and $1.5 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2017 and 2016, we recognized $4.9 million and $4.5 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $11.1 million as of December 31, 2017, which will be fully recognized over the next thirty (30) months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. Our employer contributions to the plan are fully vested at all times. For the three months ended December 31, 2017 and 2016, our estimated contribution expense for the plan was $0.5 million and $0.5 million, respectively. For the nine months ended December 31, 2017 and 2016, our estimated contribution expense for the plan was $1.6 million and $1.2 million, respectively.

12.	INCOME TAXES

Income Taxes – Provision

Our provision for income tax expense was $0.7 million and $19.5 million for the three and nine months ended December 31, 2017, as compared to $8.7 million and $27.3 million for the same periods in the prior year. Our effective income tax rate for the three and nine months ended December 31, 2017, was 4.2% and 29.7%, respectively, compared to 40.8% and 40.5% for the three and nine months ended December 31, 2016, respectively. In the third quarter, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of our current fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for our current year is 31.5%. In addition, we recognized an estimated tax benefit in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in a decrease in income tax expense of $2.6 million during the third quarter. In addition we estimated the tax effect of originating items occurring in the fourth quarter that are expected to reverse at a rate of 21%. This resulted in an additional tax benefit of $0.8 million.

The accounting for the effects of the rate change on deferred tax balances is provisional and we will finalize these estimates during our fourth quarter of fiscal year 2018. We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the new tax law and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Income Taxes – Uncertain Tax Positions

We account for our tax positions in accordance with ASC Topic 740, Income Taxes. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of December 31, 2017, and December 31, 2016. We had no additions or reductions to our gross unrecognized tax benefits during the three and nine months ended December 31, 2017. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with ASC Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2017 and March 31, 2017 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Assets:
Money market funds	$21,596	$21,596	$-	$-

Liabilities:
Contingent consideration	$13,125	$-	$-	$13,125

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-

Liabilities:
Contingent consideration	$554	$-	$-	$554

For the three and nine months ended December 31, 2017, we recorded adjustments that increased the fair value of our liability for contingent consideration by $0.7 million, and $12.6 million due to business acquisitions. For the nine months ended December 31, 2017, we made $0.6 million in payments to satisfy the current obligations of the contingent consideration arrangement from our earlier acquisition of Consolidated IT Services.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	December 31, 2017			December 31, 2016
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$330,953	$-	$330,953	$317,391	$-	$317,391
Financing revenue	-	9,592	9,592	-	8,190	8,190
Fee and other income	1,678	346	2,024	915	161	1,076
Net sales	332,631	9,938	342,569	318,306	8,351	326,657

Cost of sales, product and services	264,487	-	264,487	251,729	-	251,729
Direct lease costs	-	1,394	1,394	-	1,142	1,142
Cost of sales	264,487	1,394	265,881	251,729	1,142	252,871

Selling, general, and administrative expenses	53,836	3,298	57,134	47,780	2,380	50,160
Depreciation and amortization	2,893	1	2,894	1,908	2	1,910
Interest and financing costs	-	270	270	-	409	409
Operating expenses	56,729	3,569	60,298	49,688	2,791	52,479

Operating income	$11,415	$4,975	$16,390	$16,889	$4,418	$21,307

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$3,157	$1,422	$4,579	$1,941	$985	$2,926
Purchases of property, equipment and operating lease equipment	$2,018	$844	$2,862	$849	$3,282	$4,131

Selected Financial Data - Balance Sheet
Total assets	$595,584	$169,069	$764,653	$546,728	$189,950	$736,678

	Nine Months Ended
	December 31, 2017			December 31, 2016
	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,045,792	$-	$1,045,792	$968,799	$-	$968,799
Financing revenue	-	30,698	30,698	-	23,899	23,899
Fee and other income	3,707	374	4,081	3,679	245	3,924
Net sales	1,049,499	31,072	1,080,571	972,478	24,144	996,622

Cost of sales, product and services	834,873	-	834,873	769,780	-	769,780
Direct lease costs	-	3,846	3,846	-	3,459	3,459
Cost of sales	834,873	3,846	838,719	769,780	3,459	773,239

Selling, general, and administrative expenses	158,838	9,300	168,138	141,295	8,526	149,821
Depreciation and amortization	7,084	2	7,086	5,400	8	5,408
Interest and financing costs	-	903	903	-	1,158	1,158
Operating expenses	165,922	10,205	176,127	146,695	9,692	156,387

Operating income	$48,704	$17,021	$65,725	$56,003	$10,993	$66,996

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$7,413	$3,911	$11,324	$5,494	$3,264	$8,758
Purchases of property, equipment and operating lease equipment	$4,064	$2,234	$6,298	$2,413	$4,887	$7,300

Selected Financial Data - Balance Sheet
Total assets	$595,584	$169,069	$764,653	$546,728	$189,950	$736,678

15.	BUSINESS COMBINATIONS

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

Acquisition Date Amount
Accounts receivable and other assets	$14,353
Property and equipment	1,620
Identified intangible assets	13,650
Accounts payable and other current liabilities	(12,313)
Total identifiable net assets	17,310
Goodwill	21,088
Total purchase consideration	$38,398

Our sum for consideration transferred and our allocation of the purchase consideration is preliminary and subject to revision as additional information related to the fair value of assets and liabilities becomes available.

The identified intangible assets of $13.7 million consist of customer relationships with an estimated useful life of 8 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $21.1 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period through the acquisition date had the acquisition date been April 1, 2017, is not material.

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

Our sum of total consideration we transferred was $10.0 million consisting of $7.9 million paid in cash at closing, net of cash acquired, and $2.1 million equal to the fair value of contingent consideration, calculated using the Monte Carlo simulation model. The maximum payout of the contingent consideration is $4.5 million paid over 3 years.

Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

In the nine months ended December 31, 2017, we increased identified intangible assets and decreased goodwill by $280 thousand from the provisional amounts recorded as of March 31, 2017.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the twelve months ended December 31, 2017, the percentage of revenue by customer end market within our technology segment includes technology industry 25%, state and local government, and educational institutions 17%, telecommunications, media and entertainment 14%, financial services 16%, and healthcare 13%. The majority of our sales were generated within the United States; however, we have the ability to support our customers nationally and internationally including a presence in the United Kingdom (“U.K.”), India and Singapore. Our technology segment accounted for 97% of our net sales, and 70% of our operating income, while our financing segment accounted for 3% of our net sales, and 30% of our operating income for the nine months ended December 31, 2017.

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

These key indicators include financial information that is prepared in accordance with U.S. GAAP and presented in our unaudited condensed consolidated financial statements as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included in the most directly comparable measure calculated and presented in accordance with U.S GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics and results from those metrics are as follows, (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Sales of products and services	$330,953	$317,391	$1,045,792	$968,799

Adjusted gross billings of product and services (1)	$464,105	$432,407	$1,449,371	$1,317,188

Gross margin	22.4%	22.6%	22.4%	22.4%
Gross margin, product and services	20.1%	20.7%	20.2%	20.5%
Operating income margin	4.8%	6.5%	6.1%	6.7%

Net earnings	$15,581	$12,620	$46,225	$40,066
Net earnings margin	4.5%	3.9%	4.3%	4.0%
Net earnings per common share - diluted	$1.11	$0.91	$3.30	$2.86

Non-GAAP: Net earnings (2)	$13,574	$15,621	$44,013	$43,710
Non-GAAP: Net earnings per common share - diluted (2)	$0.97	$1.12	$3.14	$3.12

Adjusted EBITDA (3)	$19,284	$23,217	$72,811	$72,404
Adjusted EBITDA margin (3)	5.6%	7.1%	6.7%	7.3%

Purchases of property and equipment used internally	$2,018	$849	$4,064	$2,413
Purchases of equipment under operating leases	844	3,282	2,234	4,887
Total capital expenditures	$2,862	$4,131	$3,436	$7,300

(1)
We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with U.S. GAAP, adjusted to exclude the costs incurred related to sales of third party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable financial measure to this non-GAAP financial measure.

We use Adjusted gross billings of product and services as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment, and to analyze the changes to our accounts receivable and accounts payable. Our use of Adjusted gross billings of product and services as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings of product and services or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Sales of products and services	$330,953	$317,391	$1,045,792	$968,799
Costs incurred related to sales of third party software assurance, maintenance and services	133,152	115,016	403,579	348,389

Adjusted gross billings of product and services	$464,105	$432,407	$1,449,371	$1,317,188

(2)
Non-GAAP net earnings per common share are based on net earnings calculated in accordance with U.S. GAAP, adjusted to exclude other income and acquisition related amortization expense, and related effects on income tax, the tax (benefit) expense recognized due to the vesting of shared based compensation,  the tax benefit associated with the re-measurement of deferred tax assets and liabilities at the new tax rates, as well as an adjustment to our tax expense in the prior year assuming a 31.5% effective annual income tax rate for U.S. operations due to changes in U.S. tax rates. We use Non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of these items in calculating Non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP net earnings per common share as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
GAAP: Earnings before tax	$16,259	$21,307	$65,724	$67,376
Acquisition related amortization expense	1,871	1,035	4,178	3,098
Other (income) expense	131	-	1	(380)
Non-GAAP: Earnings before provision for income taxes	18,261	22,342	69,903	70,094

GAAP: Provision for income taxes	678	8,687	19,499	27,310
Acquisition related amortization expense	547	267	1,421	956
Other (income) expense	55	13	-	(144)
Remeasurement of deferred taxes	3,407	-	3,407	-
Adjustment to FY17 US Federal tax rate to 31.5%	-	(2,252)	-	(2,252)
Tax benefit on restricted stock	-	6	1,563	514
Non-GAAP: Provision for income taxes	4,687	6,721	25,890	26,384

Non-GAAP: Net earnings	$13,574	$15,621	$44,013	$43,710

GAAP: Net earnings per common share - diluted	$1.11	$0.91	$3.30	$2.86
Non-GAAP: Net earnings per common share - diluted	$0.97	$1.12	$3.14	$3.12

(3)
We define Adjusted EBITDA as net earnings calculated in accordance with U.S GAAP, adjusted for the following: interest expense, depreciation and amortization, provision for income taxes, and other income. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under U.S. GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2017	2016	2017	2016
Net earnings	$15,581	$12,620	$46,225	$40,066
Provision for income taxes	678	8,687	19,499	27,310
Depreciation and amortization	2,894	1,910	7,086	5,408
Other (income) expense	131	-	1	(380)
Adjusted EBITDA	$19,284	$23,217	$72,811	$72,404

Technology Segment
Operating income	$11,415	$16,889	$48,704	$56,003
Depreciation and amortization	2,893	1,908	7,084	5,400
Adjusted EBITDA	$14,308	$18,797	$55,788	$61,403

Financing Segment
Operating income	$4,975	$4,418	$17,021	$10,993
Depreciation and amortization	1	2	2	8
Adjusted EBITDA	$4,976	$4,420	$17,023	$11,001

Consolidated Results of Operations

During the three months ended December 31, 2017, net sales increased 4.9%, or $15.9 million to $342.6 million, compared to $326.7 million for the same period in the prior fiscal year. For the nine months ended December 31, 2017, net sales increased 8.4%, or $83.9 million to $1,080.6 million, compared to $996.6 million for the same period in the prior fiscal year.

Adjusted gross billings of product and services increased 7.3%, or $31.7 million to $464.1 million, for the three months ended December 31, 2017 from $432.4 million for the same period in the prior fiscal year. For the nine months ended December 31, 2017, adjusted gross billings of product and services increased 10.0%, or $132.2 million to $1,449.4 million, from $1,317.2 million for the same period in the prior fiscal year. Both the three month and nine month increase in demand was from commercial customers primarily in the technology, financial services and health care industries, partially offset by SLED and other industries.

Consolidated gross profit rose 3.9% to $76.7 million, compared with $73.8 million for the three months ended December 31, 2016. Consolidated gross margins were 22.4% for the three months ended December 31, 2017 a decrease of 20 basis points compared to 22.6% for the same period in the prior fiscal year, due lower product margins, including a decrease in vendor incentives earned, which was offset by an increase in service revenues.

Consolidated gross profit rose 8.3% to $241.9 million, compared with $223.4 million for the nine months ended December 31, 2016. Consolidated gross margins were 22.4% for both the nine months ended December 31, 2017 and 2016. Consolidated gross margins were impacted by lower product margins, including a decrease in vendor incentives earned, which was offset by higher service and financing revenues.

Our operating expenses increased 14.9% to $60.3 million, or 78.6% of gross profits for the three months ended December 31, 2017 as compared to $52.5 million, representing 71.1% of gross profits in the same period prior year. For the nine months ended December 31, 2017, our operating expenses increased 12.6% to $176.6 million, or 72.5% of gross profits as compared to $156.4 million, representing 70.0% of gross profits in the same prior year period. The majority of this increase reflects increased salary expense due to an increase in headcount, as well as variable compensation as a result of the increase in gross profit, and an increase in employee healthcare costs. Our headcount increased by 120 employees or 10.3% to 1,284 from 1,164 a year ago, 98 of which were from the acquisitions of IDS and OneCloud. The net additions in personnel compared to the prior year include 105 sales and engineering positions, with the remaining additions being administrative, IT, and finance positions.

Operating income for the three months ended December 31, 2017 decreased 23.1% to $16.4 million, as compared to $21.3 million for the same period in the prior year. For the three months ended December 31, 2017, the operating income margin decreased 170 basis points to 4.8% from 6.5% for the same period in the prior year. Operating income for the nine months ended December 31, 2017 decreased 1.9% to $65.7million, as compared to $67.0 million for the same period in the prior year. For the nine months ended December 31, 2017, the operating income margin decreased 60 basis points to 6.1% from 6.7% for the same period in the prior year.

Consolidated net earnings for the three months ended December 31, 2017 were $15.6 million, an increase of 23.5%, or $3.0 million, compared to the prior year’s results of $12.6 million. For the nine months ended December 31, 2017, consolidated net earnings were $46.2 million, an increase of 15.4%, or $6.2 million, compared to the prior year’s results of $40.1 million.

Adjusted EBITDA decreased $3.9 million, or 16.9% to $19.3 million and Adjusted EBITDA margin decreased 150 basis points to 5.6% for the three months ended December 31, 2017, as compared to the prior period of 7.1%. For the nine months ended December 31, 2017, Adjusted EBITDA increased $0.4 million, or 0.6% to $72.8 million and Adjusted EBITDA margin decreased 60 basis points to 6.7% for the nine months ended December 31, 2017, as compared to prior period of 7.3%.

Diluted earnings per share increased 22.0%, or $0.20 to $1.11 per share for the three months ended December 31, 2017, as compared to $0.91 per share for the three months ended December 31, 2016. Our effective tax rate for the three months ended December 31, 2017 was 4.2%, which includes a tax benefit $3.4 million from the re-measurement of deferred tax assets and liabilities due to the change in the U.S. statutory rate. Non-GAAP diluted earnings per share decreased 13.4% to $0.97 for the three months ended December 31, 2017, as compared to $1.12 for the three months ended December 31, 2016.

For the nine months ended December 31, 2017, diluted earnings per share increased 15.4%, or $0.44 to $3.30 per share, as compared to $2.86 per share for the nine months ended December 31, 2016. Our effective tax rate for the nine months ended December 31, 2017 was 29.7%, which includes a tax benefit of $1.6 million related to the vesting of share based compensation and a tax benefit $3.4 million from the re-measurement of deferred tax assets and liabilities due to the change in the U.S. statutory rate. Non-GAAP diluted earnings per share increased 0.6% to $3.14 for the nine months ended December 31, 2017, as compared to $3.12 for the nine months ended December 31, 2016.

Cash and cash equivalents decreased $33.7 million or 30.7% to $76.1 million at December 31, 2017 compared with $109.8 million as of March 31, 2017. The decrease is primarily the result of investments in our financing portfolio, working capital required for the growth in our technology segment, $29.8 million paid in cash at closing of our acquisition of IDS and $7.9 million paid in cash at closing for our acquisition of OneCloud. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 annual Report.

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2017 compared to the three and nine months ended December 31, 2016

Technology Segment

The results of operations for our technology segment for the three and nine months ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Change		2017	2016	Change
Sales of product and services	$330,953	$317,391	$13,562	4.3%	$1,045,792	$968,799	$76,993	7.9%
Fee and other income	1,678	915	763	83.4%	3,707	3,679	28	0.8%
Net sales	332,631	318,306	14,325	4.5%	1,049,499	972,478	77,021	7.9%
Cost of sales, product and services	264,487	251,729	12,758	5.1%	834,873	769,780	65,093	8.5%
Gross profit	68,144	66,577	1,567	2.4%	214,626	202,698	11,928	5.9%

Selling, general, and administrative expenses	53,836	47,780	6,056	12.7%	158,838	141,295	17,543	12.4%
Depreciation and amortization	2,893	1,908	985	51.6%	7,084	5,400	1,684	31.2%
Operating expenses	56,729	49,688	7,041	14.2%	165,922	146,695	19,227	13.1%

Operating income	$11,415	$16,889	$(5,474)	(32.4%)	$48,704	$56,003	$(7,299)	(13.0%)

Key business metrics
Adjusted gross billings of product and services	$464,105	$432,407	$31,698	7.3%	$1,449,371	$1,317,188	$132,183	10.0%

Adjusted EBITDA	$14,308	$18,797	$(4,489)	(23.9%)	$55,788	$61,403	$(5,615)	(9.1%)

Net sales: Net sales for the three months ended December 31, 2017 were $332.6 million compared to $318.3 million during the three months ended December 31, 2016, an increase of 4.5%, or $14.3 million. For the nine months ended December 31, 2017, net sales were $1,049.5 million compared to $972.5 million during the same period in the prior year, an increase of 7.9%, or $77.0 million.

Adjusted gross billings of product and services for the three months ended December 31, 2017 were $464.1 million compared to $432.4 million during the three months ended December 31, 2016, an increase of 7.3%, or $31.7 million. Sales of product and services for the three months ended December 31, 2017 were $331.0 million compared to $317.4 million during the same period in the prior year, an increase of 4.3%, or $13.6 million.

The increase in net sales of product and services during the three months ended December 31, 2017 was also due, in part, to an increase in demand for products and services from customers in the technology, financial services and healthcare industries, partially offset by reductions in sales to state and local government and educational customers (“SLED”), technology, and telecom, media and entertainment customers, and other industries.

For the nine months ended December 31, 2017, adjusted gross billings of product and services were $1,449.4 million compared to $1,317.2 million during the nine months ended December 31, 2016, an increase of 10.0%, or $132.2 million. For the nine months ended December 31, 2017, sales of product and services were $1,045.8 million compared to $968.8 million during the same period in the prior year, an increase of 7.9%, or $77.0 million. The increase in net sales of product and services during the nine month period was due to an increase in demand for products and services from customers in the financial services industries, technology, and health care industries, which include sales relating to several large projects for large customers.

Summarized below are the sequential and year-over-year changes in net sales of product and services:

Quarter Ended	Sequential	Year over Year
December 31, 2017	(7.5%)	4.3%
September 30, 2017	0.2%	(1.0%)
June 30, 2017	11.1%	23.1%
March 31, 2017	1.3%	10.3%
December 31, 2016	(12.1%)	10.3%

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2017, we had open orders of $170.0 million and deferred revenue of $59.6 million. As of December 31, 2016, we had open orders of $238.5 million and deferred revenues of $66.3 million.

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of sales of product and services by industry and vendor are summarized below:

	Twelve Months Ended December 31,
	2017	2016	Change
Revenue by customer end market:
Technology	25%	22%	3%
SLED	17%	21%	(4%)
Telecom, Media & Entertainment	14%	16%	(2%)
Financial Services	16%	12%	4%
Healthcare	13%	11%	2%
Other	15%	18%	(3%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	44%	49%	(5%)
HP Inc. & HPE	7%	6%	1%
NetApp	4%	5%	(1%)
Sub-total	55%	60%	(5%)
Other	45%	40%	5%
Total	100%	100%

Our revenues by customer end market have remained consistent with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve months ended December 31, 2017 we had an increase in the percentage total revenues from customers in the technology, financial services, and health care industries, which were partially offset by decreases in the percentage of total revenues from SLED compared to the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which, collectively, declined to 55% for the twelve months ended December 31, 2017 from approximately 60% in the prior year trailing twelve month period, with the greatest decline in the proportional percentage of total revenues in Cisco product sales. The decrease in the percentage of revenues from the top three vendors is due in part to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 4% of total revenues.

Cost of sales, product and services: Cost of sales, product and services increased 5.1% for the three months ended December 31, 2017 as compared to the prior year period, due to the 4.3% increase in sales of product and services. For the nine months ended December 31, 2017, cost of sales, product and services increased 8.5% due to the increase in sales of product and services. Our gross margin on the sales of product and services decreased 60 basis points to 20.1% for the three months ended December 31, 2017, from 20.7% in the same period in the prior year.

For the nine months ended December 31, 2017, our gross margin on the sales of product and services decreased 30 basis points to 20.2%, from 20.5%, due to lower product margins from a large competitively bid project which partially shipped during the nine month period as well as reduction in vendor incentives earned as a percentage of sales of product services. Vendor incentives earned as a percentage of sales of product services for the three months and the nine months ended December 31, 2017 decreased 50 and 30 basis points respectively, as compared to same periods in the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $53.8 million for the three months ended December 31, 2017, an increase of $6.0 million, or 12.7% compared to $47.8 million for the prior year period. Salaries and benefits increased $4.3 million, or 10.8% to $44.5 million, compared to $40.2 million during the prior year. Most of the increase was due to higher salaries and benefits expenses related to the increase in the number of employees from both acquisitions and internal growth.

Selling, general, and administrative expenses were $158.8 million for the nine months ended December 31, 2017, an increase of $17.5 million, or 12.4% compared to $141.3 million for the prior year period. Salaries and benefits increased $12.8 million, or 10.8% to $130.6 million, compared to $117.8 million during the prior year. Approximately 20.8% of this increase was due to higher variable compensation due to the increase in gross profit, 18.6% of the increase was due to higher employee benefits, and the remaining increase was primarily due salary expense related to an increase in the number of employees. Our technology segment had 1,236 employees as of December 31, 2017, an increase of 123, or 11.1%, from 1,113 at December 31, 2016. The acquisitions of OneCloud and IDS accounted for 98 of the added positions. There were 107 positions added in the past year related to sales, marketing, and professional services personnel.

General and administrative expenses increased $1.5 million, or 23.9% to $7.9 million during the three months ended December 31, 2017 compared to $6.4 million the prior year, due to an adjustment of $0.7 million to the fair value of contingent consideration for acquisitions, higher advertising and marketing expense, and travel expenses, including travel expense related to acquisitions. For the nine months ended December 31, 2017, general and administrative expenses increased $3.9 million, or 20.3% to $23.3 million compared to $19.3 million the prior year, due to the incremental adjustment of $0.8 million to the fair value of contingent consideration for acquisitions, and higher travel expense, including travel expense related to acquisitions. Professional and other fees increased $0.9 million, or 20.7% to $5.0 million primarily due to legal fees related to the IDS and OneCloud acquisitions.

Depreciation and amortization expense increased $1.0 million, or 51.6% to $2.9 million during the three months ended December 31, 2017 compared to $1.9 million in the prior year. For the nine months ended December 31, 2017, depreciation and amortization expense increased $1.7 million, or 31.2% to $7.1 million compared to $5.4 million in the prior year. The increase in depreciation and amortization expense is related to the acquisitions of Consolidated IT Services in December 2016, OneCloud in May 2017, and IDS in September 2017.

Segment operating income: As a result of the foregoing, operating income was $11.4 million, a decrease of $5.5 million, or 32.4% for the three months ended December 31, 2017 compared to $16.9 million in the prior year period. For the three months ended December 31, 2017, Adjusted EBITDA was $14.3 million, a decrease of $4.5 million, or 23.9% compared to $18.8 million in the prior year period. For the nine months ended December 31, 2017, operating income was $48.7 million, a decrease of $7.3 million, or 13.0% compared to $56.0 million in the prior year period. Adjusted EBITDA for the nine months ended December 31, 2017, was $55.8 million, a decrease of $5.6 million, or 9.1% compared to $61.4 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three and nine months ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Change		2017	2016	Change
Financing revenue	$9,592	$8,190	$1,402	17.1%	$30,698	$23,899	$6,799	28.4%
Fee and other income	346	161	185	114.9%	374	245	129	52.7%
Net sales	9,938	8,351	1,587	19.0%	31,072	24,144	6,928	28.7%
Direct lease costs	1,394	1,142	252	22.1%	3,846	3,459	387	11.2%
Gross profit	8,544	7,209	1,335	18.5%	27,226	20,685	6,541	31.6%

Selling, general, and administrative expenses	3,298	2,380	918	38.6%	9,300	8,526	774	9.1%
Depreciation and amortization	1	2	(1)	(50.0%)	2	8	(6)	(75.0%)
Interest and financing costs	270	409	(139)	(34.0%)	903	1,158	(255)	(22.0%)
Operating expenses	3,569	2,791	778	27.9%	10,205	9,692	513	5.3%

Operating income	$4,975	$4,418	$557	12.6%	$17,021	$10,993	$6,028	54.8%

Key business metrics
Adjusted EBITDA	$4,976	$4,420	$556	12.6%	$17,023	$11,001	$6,022	54.7%

Net sales: Net sales increased by $1.6 million, or 19.0% to $9.9 million for the three months ended December 31, 2017, as compared to $8.4 million prior year results due to higher post-contract earnings and other financing revenues. During the quarters ended December 31, 2017 and 2016, we recognized net gains on sales of financial assets of $1.2 million and $0.9 million, respectively, and the fair value of assets received from these sales were $32.8 million and $55.8 million, respectively. Post contract earnings increased $1.4 million due to the gain on sale of equipmentn associated with early lease terminations, and other financing revenues decreased $0.3 million mainly due to earnings on consumption based financing arrangements.

For the nine months ended December 31, 2017, net sales increased by $6.9 million, or 28.7% to $31.1 million as compared to $24.1 million prior year results due to higher transactional gains and other financing revenues. During the nine months ended December 31, 2017 and 2016, we recognized net gains on sales of financial assets of $4.6 million and $4.1 million, respectively, and the fair value of assets received from these sales were $166.9 million and $185.4 million, respectively. Post contract earnings increased $4.9 million due to the gain on sale of equipment associated with early lease terminations, and other financing revenues increased $1.0 million mainly due to earnings on consumption based financing arrangements.

At December 31, 2017, we had $147.2 million in financing receivables and operating leases, compared to $140.4 million as of December 31, 2016, an increase of $6.8 million or 4.8%.

Gross Profit: Gross profit increased by $1.3 million, or 18.5% to $8.5 million for the three months ended December 31, 2017, compared to the same period in the prior year. For the nine months ended December 31, 2017, gross profit increased $6.5 million, or 31.6% to $27.2 million compared to the same period of the prior year, as a result of higher revenues. Direct lease costs increased $0.3 million and $0.4 million for the three and nine months ended December 31, 2017, respectively, which primarily consists of depreciation expense from operating leases.

Selling, general, and administrative expenses: For the three months ended December 31, 2017 selling, general, and administrative expenses increased by $0.9 million or 38.6%, which was due primarily to an increase in our salaries and benefits expense of $0.7 million resulting from an increase in variable compensation related to the increase in gross profit. Selling, general, and administrative expenses increased by $0.8 million or 9.1%, due to an increase in our salaries and benefits expense of $1.1 million resulting from an increase in variable compensation related to the increase in gross profit, partially offset by lower professional fees and credit loss expenses for the nine months ended December 31, 2017. Our financing segment had 48 employees as of December 31, 2017, compared to 51 employees as of December 31, 2016.

Interest and financing costs decreased $0.1 million to $0.3 million for the three months ended December 31, 2017, compared to the prior year, due to a decrease in the average total notes payable outstanding compared to the three months ended December 31, 2017. For the nine months ended December 31, 2017, interest and financing costs decreased by $0.3 million to $0.9 million, or 22.0%. Total notes payable were $31.5 million as of December 31, 2017, a decrease of $22.5 million or 41.7% compared to $54.0 million as of December 31, 2016. Our weighted average interest rate for non-recourse notes payable was 3.73% and 3.38%, as of December 31, 2017 and December 31, 2016, respectively.

Segment operating income: As a result of the foregoing, both operating income and Adjusted EBITDA increased $0.6 million or 12.6% to $5.0 million for both the three months ended December 31, 2017 and 2016. For the nine months ended December 31, 2017, operating income and Adjusted EBITDA each increased $6.0 million or 54.8% and 54.7% to $17.0 million, respectively.

Consolidated

Other income: Other income and expense during the three months ended December 31, 2017 was a net expense of $0.1 million, which consists of interest income on cash and cash equivalents, more than offset by foreign currency transaction losses.

Income taxes: Our provision for income tax expense was $0.7 million and $19.5 million for the three and nine months ended December 31, 2017, as compared to $8.7 million and $27.3 million for the same periods in the prior year. Our effective income tax rate for the three and nine months ended December 31, 2017 was 4.2% and 29.7%, compared to 40.8% and 40.5% for the three and nine months ended December 31, 2016. The favorable change in our effective income tax rate was due primarily to a tax benefit of $3.4 million from the re-measurement of deferred tax assets and liabilities due to the change in the U.S. statutory rate for the three and nine months ended December 31, 2017, and a tax benefit of $1.6 million on the vesting of restricted stock in the nine months ended December 31, 2017, compared to a tax benefit of $0.5 million in the nine months ended December 31, 2016.

Net earnings: The foregoing resulted in net earnings of $15.6 million and $46.2 million for the three and nine months ended December 31, 2017, an increase of 23.5% and 15.4%, as compared to $12.6 million and $40.1 million during the three and nine months ended December 31, 2016, respectively.

Basic and fully diluted earnings per common share were $1.12 and $1.11 for the three months ended December 31, 2017, an increase of 21.7% and 22.0% as compared to $0.92 and $0.91, respectively, for the three months ended December 31, 2016. For the nine months ended December 31, 2017, basic and fully diluted earnings per common share were $3.34 and $3.30, an increase of 16.0% and 15.4% as compared to $2.88 and $2.86, respectively, for the same period in the prior year.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2017 was 13.9 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended December 31, 2016 was 13.8 million and 13.9 million, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2017 was 13.8 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the nine months ended December 31, 2016 was 13.9 million and 14.0 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). ePlus Technology, inc.’s agreement with WFCDF has an aggregate credit limit of $250 million as of December 31, 2017.

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

There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit check, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at December 31, 2017or March 31, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$48,824	$29,702
Net cash used in investing activities	(54,793)	(47,040)
Net cash used in financing activities	(27,758)	(8,205)
Effect of exchange rate changes on cash	72	454

Net decrease in cash and cash equivalents	$(33,655)	$(25,089)

Cash flows from operating activities. Cash provided by operating activities totaled $48.8 million during the nine months ended December 31, 2017. Net earnings adjusted for the impact of non-cash items was $46.1million. Net changes in assets and liabilities resulted in a increase of cash and cash equivalents of $2.7 million, primarily due to net reductions in inventories of $43.3 million and increased in accounts payable of $18.4 million, mostly offset by additions to deferred costs, other intangible assets and other assets of $26.2 financing receivables of $13.0, accounts receivables of $10.3 million, and salaries and commissions payable and deferred revenues and other liabilities of $9.5 million.

Cash provided by operating activities totaled $29.7 million during the nine months ended December 31, 2016. Net earnings adjusted for the impact of non-cash items was $45.0 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $15.3 million, primarily due to net additions to accounts receivables of $62.0 million, inventories of $77.4 million, partially offset by increased in accounts payable of $53.2 million, and salaries and commissions payable, deferred revenues and other liabilities of $51.2 million.

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2017	2016

(DSO) Days sales outstanding (1)	52	52
(DIO) Days inventory outstanding (2)	12	23
(DPO) Days payable outstanding (3)	(40)	(48)
Cash conversion cycle	24	27

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

Our cash conversion cycle decreased to 24 days at December 31, 2017, compared to 27 days at December 31, 2016, primarily driven by a decrease in DPO of 8 days due to DPO timing of payments. The higher cash conversion cycle for December 31, 2016 was due mainly to a significant increase in our inventories due to large projects for several of our major customers in the prior year’s quarter.

Cash flows related to investing activities. Cash used in investing activities was $54.8 million during the nine months ended December 31, 2017. Cash used in investing activities during the nine months ended December 31, 2017 was primarily driven by acquisitions of $37.7 million, net issuance and repayment of financing receivables of $79.1 million, purchases of assets to be leased or financed of $5.7 million, and purchases of property, equipment, software, and operating lease equipment of $6.3 million, which was partially offset by the sale of financing receivables of $64.1 million, and proceeds from sale of property, equipment and operating leases of $10.0 million.

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

Cash flows from financing activities. Cash used in financing activities was $27.8 million during the nine months ended December 31, 2017, which was primarily due to net repayment on floor plan facility of $24.9 million, cash used for the repurchase of common stock of $13.4 million, and repayment of financing of acquisitions of $1.6 million, partially offset by net borrowings of non-recourse and recourse notes payable of $12.1 million. Cash used in financing activities was $8.2 million during the nine months ended December 31, 2016, which was primarily due to $30.5 million in cash used for the repurchase of common stock, and net repayment on the floor plan facility of $5.6 million, partially offset by to net borrowings of non-recourse and recourse notes payable of $28.6 million.

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

At December 31, 2017, our non-recourse notes payable decreased 13.8% to $31.5 million, as compared to $36.5 million at March 31, 2017. Recourse notes payable was zero as of December 31, 2017 compared to $0.9 million as of March 31, 2017.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of December 31, 2017, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

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

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of December 31, 2017. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

Floor Plan Component

Purchases by ePlus Technology, inc. including computer technology products, software, maintenance and services, are in part financed through a floor plan component in which interest expense for the first thirty to ninety days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to ninety-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases we are able to pay invoices early and receive a discount, but if the fifteen to ninety-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2017	Balance as of December 31, 2017	Maximum Credit Limit at March 31, 2017	Balance as of March 31, 2017
$250,000	$107,761	$250,000	$132,612

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at December 31, 2017or March 31, 2017, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K or other contractually narrow or limited purposes. As of December 31, 2017, we were not involved in any unconsolidated special purpose entity transactions.

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

There have been no material changes in our quantitative and qualitative disclosures about market risk during the nine months ended December 31, 2017 from our 2017 Annual Report. For a discussion of the Company's exposure to market risk, reference is made to disclosures set forth in Part II, Item 7A of our above-mentioned 2017 Annual Report.

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of December 31, 2017, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK referendum (“Brexit”) to leave, the European Union could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Controls

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability.

We provide for costs relating to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	-	$-	-	1,000,000	(2)
May 1, 2017 through May 31, 2017	-	$-	-	1,000,000	(3)
June 1, 2017 through June 30, 2017	54,546	$75.72	-	1,000,000	(4)
July 1, 2017 through July 31, 2017	3,179	$79.50	-	1,000,000	(5)
August 1, 2017 through August 18, 2017	-	$-	-	1,000,000	(6)
August 19, 2017 through August 31, 2017	-	$-	-	500,000	(7)
September 1, 2017 through September 30, 2017	-	$-	-	500,000	(8)
October 1, 2017 through October 31, 2017	-	$-	-	500,000	(9)
November 1, 2017 through November 30, 2017	56,707	$78.21	-	443,293	(10)
December 1, 2017 through December 31, 2017	68,898	$77.61	-	374,395	(11)

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

(9)
The share purchase authorization in place for the month ended October 31, 2017 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2017, the remaining authorized shares to be purchased were 500,000.

(10)
The share purchase authorization in place for the month ended November 30, 2017 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2017, the remaining authorized shares to be purchased were 443,293.

(11)
The share purchase authorization in place for the month ended December 31, 2017 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2017, the remaining authorized shares to be purchased were 374,395.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron.

10.2	Amended and Restated Employment Agreement effective December 12, 2017, by and between ePlus inc. and Phillip G. Norton.

10.3	Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 7, 2018	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 7, 2018	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)