Form 10-K
period 2018-03-31
EPLUS INC
filed 2018-05-25
CIK 1022408

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐ No☒

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2017 was $1,267,247,743. The outstanding number of shares of common stock of ePlus as of May 22, 2018, was 13,699,494.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2018 annual meeting of stockholders ( the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

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

•	domestic and international economic regulations uncertainty (i.e. tariffs, NAFTA, and Tran-pacific Partnership, etc).
•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•
we offer a comprehensive set of solutions integrating product sales, third-party software assurance and maintenance with our advanced professional and managed services, our proprietary software, and financing and encounter the following challenges, risks, difficulties and uncertainties:

•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by retaining highly skilled, competent personnel, and vendor certifications;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third-parties to perform some of our service obligations to our customers;
•	changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (IaaS”), and software as a service (“SaaS”);
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•
our contracts may not be adequate to protect us, and we are subject to audit in which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

•	disruptions or a security breach in our IT systems and data and audio communication networks;
•	our ability to secure our own customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, obtain debt for our financing transactions, or the effect of those changes on our common stock or its holders;

•	our ability to realize our investment in leased equipment;
•	our ability to successfully perform due diligence and integrate acquired businesses;
•	the possibility of goodwill impairment charges in the future;
•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, license required technology; and

•
significant changes in accounting standards including changes to the financial reporting of leases which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies or inaccurate costs and completion dates for our services, which could affect our estimates.

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

Industry and Market Data

This Form 10-K includes industry data that we obtained from periodic industry publications, which represent data, research opinion, or viewpoints published as part of syndicated subscription services.

The Gartner Report(s) described herein, (the "Gartner Report(s)") represent(s) research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. ("Gartner"), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form10-K), and the opinions expressed in the Gartner Report(s) are subject to change without notice

PART I

ITEM 1.	BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology segment sells information technology (“IT”) hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist of the financing of IT equipment, software and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions. See Note 15, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

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

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. is the primary entity that conducts our technology sales and services business. ePlus Software LLC was formed on March 8, 2016 and provides consulting services, and proprietary software for enterprise supply management and document management. ePlus Capital, inc. owns 100 percent of ePlus Canada Company, which was created on December 27, 2001 to transact business within Canada. ePlus Government, inc. was incorporated on September 17, 1997 to transact business with governmental contractors servicing the federal government marketplace, and other state and local governments. ePlus Technology Services, inc. was incorporated on May 17, 2010 to provide professional and management services. We acquired IGXGlobal UK, Limited in December 2015.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enables ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, managed and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 28 years.

Our primary focus is to deliver integrated solutions that address our customers' business needs, leveraging the appropriate Cloud, Security and Digital Infrastructure technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers' needs, design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security and Digital Infrastructure are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, Microsoft, NetApp, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay current with emerging technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services, financing, and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy ever-more-sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2018, the percentage of revenue by customer end market within our technology segment includes technology industry 24%, state and local government, and educational institutions 17%, financial services 15%, telecommunications, media and entertainment 14%, and healthcare 14%. Sales to Apple Inc. represented approximately 12% and 13% of our net sales for the years ended March 31, 2018 and 2017, respectively. No customer accounted for more than 10% of net sales for the year ended March 31, 2016. The majority of our sales were generated within the United States (“U.S.”); however, we have the ability to support our customers nationally and internationally including physical locations in the United Kingdom (“U.K.”), and India, which was established by acquisition in December 2015 and May 2017, respectively. Our technology segment accounts for 97% of our net sales, and 74% of our operating income, while our financing segment accounts for 3% of our net sales, and 26% of our operating income for the year ended March 31, 2018.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing United States IT market, which, according to Gartner, Inc. is estimated to generate sales of over $1.17 trillion in 2018, and is expected to grow by 3.6% in calendar year 2018 and at an annual rate of approximately 3.3% for 2017 through 20221.

We have focused on and identified several specific trends that we believe will create higher growth in the broader U.S. IT market:

•
Multi-Cloud Strategy. Over the past several years, cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT. Our strategy is to assist our customers in assessing, defining and deploying private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing their applications, workloads, business requirements, etc., we deploy solutions that leverage the best of all technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market continues to mature, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring, and analytics. Our cloud strategy is tightly aligned with all of our key strategic initiatives, including security, and digital infrastructure.

•
Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, more numerous and pervasive, and increasingly difficult to safeguard against. Most experts believe that it isn’t a matter of if a cyber-attack will affect an organization; it’s a matter of when and how often. We believe our customers are focused on all aspects of cyber security, including intellectual property and data and business processes, as well as compliance with an increasing number of general and industry-specific government regulations. To meet current and future security threats, enterprises must implement solutions that are fully-integrated and capable of monitoring, detecting, containing and remediating security threats and attacks.

•
Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact organizations’ IT platforms, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement complex IT offerings, including software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.

•
Customer IT decision-making is shifting from IT departments to line-of- business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. In addition, many of the services create recurring revenue streams paid over time, rather than upfront revenue.

•
Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes, but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time the prevalence of security threats; increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks; the proliferation of mobile devices and bring-your-own-device (BYOD) policies; and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

•
Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are required to select IT solutions providers that are capable of delivering complex multi-vendor IT solutions.

1 Gartner, “Market Databook, 1Q18 Update,”  Spending on IT by Technology Segment and Country, 2016-2022, April, 2018 (U.S.).

•
Increasing need for third-party services. We believe that customers are relying on third-party service providers, such as ePlus, to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.

COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles and the entry of new competitors, consolidation of existing market participants which can create significantly larger competitors, and is significantly affected by disruptive technologies and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including: vendors, international, national, and regional resellers and service providers. Some of our competitors are direct marketers with little value add, and sell products as commodities which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. We face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems, processes, and solution providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model is shifting from an upfront sale to a recurring revenue model.

The leasing market is also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors' captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers.

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

OUR SOLUTIONS

Technology Segment

•
IT Sales: Our offerings consist of hardware, software, maintenance, software assurance, and internally-provided and outsourced services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, network, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, that authorize us to market their products and enable us to provide advanced professional services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

•
Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. Our solutions and services include the following:

•	ePlus managed services offer a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration;

•
Professional services focused on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, and virtual desktop infrastructure, supported by security and managed services solutions;

•
Security solutions help safeguard our customers’ IT infrastructure through environment analysis, risk identification, best practices, governance, and the implementation of security solutions and processes;

•
Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO), used to help complement existing personnel and build three-to-five year IT roadmaps;

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

Financing Segment

•
Leasing and Financing: We specialize in financing arrangements, including direct financing, sales-type, and operating leases; notes receivable, and consumption-based financing arrangements; and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management, and asset management.

We primarily finance IT equipment including accessories and software, communication-related equipment, and medical equipment. We may also finance industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. We offer our solutions both directly and through vendors.

We offer enhanced financing solutions, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

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

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Substantial Growth Opportunities Driven by Increasing IT Complexity

We participate in the large and growing IT market with specific focus on the data center, network, cloud, security, virtualization, and mobility segments of the industry, facilitated by our professional and managed service solutions. We believe we are well-positioned in the complex high-growth IT solutions segment and can achieve outsized growth relative to the overall IT market.

Our products and services are targeted at large and the approximately 50,000 middle market companies, state and local governmental organizations and educational institutions in the United States and at international companies through our operations in the U.K. We believe IT organizations within these companies are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third-parties who can provide complex, multi-vendor technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 3,200 customers across a wide range of end-markets, including education, financial services, healthcare, media and entertainment, state and local government, technology, and telecommunications.

Differentiated Business Model Serving Entire IT Lifecycle – Procurement, Solutions, Services, Software, Financing

We believe we are a trusted IT advisor, delivering differentiated products and services to enable our customers to meet increasingly complex IT requirements. We are able to provide complete, turn-key solutions serving the entire IT lifecycle – procurement, products, services, software, and financing. We provide upfront assessments, configuration capabilities, installation and implementation, and ongoing services to support our customers’ solutions.

Deep Expertise in Advanced Technology to Address Cloud, Security, Digital Infrastructure and other Emerging IT Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors.

Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our relationships with vendors focused on the design and integration of cloud systems allow us to provide differentiated cloud offerings. We have developed long standing, strategic partnerships with leading cloud systems vendors, including Cisco Systems, Dell EMC, Hewlett Packard Enterprise, NetApp, Microsoft, Amazon Web Services and VMware.

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

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated 20 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint, with recent acquisitions including:

•
Integrated Data Storage, LLC (“IDS”) an advanced data center solutions provider focused on cloud enablement and managed services, including its proprietary IDS Cloud. The acquisition expands ePlus’ footprint in the Midwest and enhances its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

•
OneCloud Consulting, Inc. (“OneCloud”). The acquisition, based in Milpitas, California, provides us with additional ability to address customers’ needs in cloud-based solutions and infrastructure, including DevOps, OpenStack, and other emerging technologies, to our broad customer base.

•
Consolidated Communications IT services and integration business ("Consolidated IT Services"), providing data center, unified communications, networking, and security solutions, as well as expanded our sales presence in the upper Midwest.

•
IGX Acquisition Global, LLC , and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, "IGX") – Expanded our sales presence in New York and New England, as well as an operating branch in London that serves the U.K. and global customers.

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customers and vendor relationships, retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 7.5% on net sales and 9.6% for consolidated gross profit, respectively, from April 1, 2013 to March 31, 2018.

Through our organic expansion and acquisitions, we have increased our employee base by 41.6% from April 1, 2013 to March 31, 2018 while increasing adjusted gross billing per employee by approximately 14.8%. The increase in our employee base has largely been in customer facing roles.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for Comprehensive IT & Lifecycle Solutions, Including Consulting, Managed and Professional Services, and Financing

We seek to become the primary provider of IT solutions for each of our customers, whether on-premise, cloud, or managed services-based. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to a growing demand from existing customers. We have a large number of experienced pre-sales engineers who are able to engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities and to sell in a consultative manner that increases the likelihood of cross-selling our solutions, and are supported by experienced and professional inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

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

Build Our Geographic Footprint

We intend to increase our direct sales and go-to-market capabilities in each of our geographic areas. We actively seek to acquire new account relationships through face-to-face field sales, electronic commerce, leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, and improve our technology and professional services delivery capabilities.

Recruit, Retain and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully, and evaluate strategic hiring opportunities if and when they become available. During the year ended March 31, 2018, as part of our expansion strategy, our customer facing sales and professional services team grew from 893 to 965.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations, and engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We incur software development costs associated with maintaining, enhancing, or upgrading our proprietary software, which may be performed by internal IT development resources or by an offshore software-development company that we use to supplement our internal development team.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We seek to acquire new account relationships through face-to-face field sales, leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target commercial enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies, as well as larger state and local governments and educational institutions. We currently have over 3,200 customers. We undertake direct marketing campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired a majority of our customers through the efforts of our direct sales force and acquisitions. We market to different areas within a customer’s organization, including business units as well as the IT department, or finance department, depending on the solutions.

As of March 31, 2018, our sales force consisted of 499 sales, marketing and sales support personnel organized regionally in 39 office locations throughout the United States, United Kingdom, India, and Singapore.

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

For example in the United States we have six catalog management patents, a patent for collaborative editing of electronic documents over a network, a hosted asset information management patent, and an eCatalog supplier portal patent, among others. The earliest of the catalog management patents is scheduled to expire in 2024; and the patent for collaborative editing of electronic documents over a network is scheduled to expire in 2025, provided that all maintenance fees are paid in accordance with USPTO regulations. We also have certain patent rights in some European forums, Japan, and Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

Our trademarks in the United States include e+ ®, ePlus®, eCloud ®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, and Where Technology Means More®. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. In addition to our trademarks, we have over 20 registered copyrights and additional common-law trademarks and copyrights.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and can be expensive, and while we are unable to determine the extent to which piracy of our software products exists, software piracy could be expected to be a persistent problem. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our proprietary intellectual property.

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without having to take physical delivery of the equipment. Arrow Enterprises, Ingram Micro, Tech Data, Westcon-Comstor, and Synnex Corporation are our largest distributors. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2018, our five largest distributors accounted for 33% of our purchases related to our technology segment net sales.

Sales of products manufactured by Cisco Systems, Hewlett Packard Enterprise and HP, Inc. (collectively, “Hewlett Packard companies”), and NetApp, whether purchased directly from these vendors or through distributors, represented 43%, 6%, and 4%, respectively, of our technology segment net sales for the year ended March 31, 2018. Our flexible platform and customizable catalogs facilitate the addition of new vendors with minimal incremental effort.

Risk Management and Process Controls: We use and maintain conservative underwriting policies and disciplined credit approval processes in both our technology and financing segments. We have an executive management review process and other internal controls in place to evaluate transactions’ potential risk.

In our technology segment, we manage our risk by using conservative credit quality analysis and periodic monitoring of customer financial results or third-party risk evaluation tools; monitoring customer accounts receivable balances and payment history; proactively pursuing delinquent accounts; ensuring we have appropriate contractual terms and conditions; perfecting security interests when practicable; requiring prepayment or deposits if indicated; performing fraud checks for new accounts; and evaluating general economic as well as industry specific trends. Our systems automatically decrease trade credit lines based on assigned risk ratings.

In our financing segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third-parties. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology segment is the supplier of the assets being financed, we retain certain procurement risks. Our financing arrangements with our customers are generally fixed-rate.

Credit Risk Loss Experience: During the fiscal year ended March 31, 2018, we increased our reserves for credit losses by $462 thousand, and incurred actual credit losses of $3,190 thousand. During the fiscal year ended March 31, 2017, we increased our reserves for credit losses by $277 thousand, and incurred actual credit losses of $78 thousand. During the fiscal year ended March 31, 2016, we decreased our reserves for credit losses by $272 thousand, incurred actual credit losses of $188 thousand, and had $30 thousand in recoveries.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2018, we recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $148.2 million and deferred revenue of $51.8 million. As of March 31, 2017, we had open orders of $184.1 million and deferred revenues of $70.0 million. We expect that the majority of open orders as of March 31, 2018 will be recognized within ninety days of that date. We also expect that 75% of the deferred revenues as of March 31, 2018 will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2018, we employed 1,260 employees who operated through 39 office locations, home offices and customer sites. No employees are represented by a labor union and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,		Change
	2018	2017
Sales and Marketing	499	493	6
Professional Services	466	400	66
Administration	207	200	7
Software Development and Internal IT	80	73	7
Executive Management	8	7	1
	1,260	1,173	87

U.S. SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”), are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2018. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Phillip G. Norton	74	Executive Chairman

Mark P. Marron	56	Chief Executive Officer and President

Elaine D. Marion	50	Chief Financial Officer

The business experience of each executive officer of ePlus is described below:

Phillip Norton - Executive Chairman

Phillip G. Norton joined the company in March 1993 as Chairman of the Board and Chief Executive Officer, and became its Executive Chairman in 2016. Mr. Norton focuses on corporate strategy, acquisitions, and transactions within the financing segment as well as engages with customers. An entrepreneur who has successfully managed large companies, he started Systems Leasing Corporation in 1978 and sold it to PacifiCorp in 1985. At the time of his departure in 1990, PacifiCorp held assets of more than $800 million and was one of the largest third-party lessors in the country. Mr. Norton is a 1966 graduate of the U.S. Naval Academy.

Mark Marron - Chief Executive Officer and President, ePlus inc.

Mark P. Marron became the Chief Executive Officer and President of ePlus inc. on August 1, 2016. He began his career at ePlus in 2005 as Senior Vice President of Sales and became COO in 2010. A 30-year industry veteran, he was formerly with NetIQ where he held the position of Senior Vice President of Worldwide Sales and Services. Prior to joining NetIQ, Mr. Marron served as General Manager of Worldwide Channel Sales for Computer Associates International Inc., a provider of software and services that enables organizations to manage their IT environments. Mr. Marron has extensive experience throughout North America, Europe, the Middle East, and Africa and holds a Bachelor of Science degree in Computer Science from Montclair State University.

Elaine Marion - Chief Financial Officer

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. From 2004 to 2008, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion currently serves on the Advisory Board of the School of Business at the University of Mary Washington and a member of the George Mason University School of Business Dean’s Advisory Council. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor’s of Science degree in Business Administration with a concentration in Accounting.

ITEM 1A.	RISK FACTORS

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, and earnings or growth rates from our United States based customers and also from customers outside the U.S. For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the United Kingdom’s Membership of the European Union (“EU”) (referred to as “Brexit”). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between U.K. and EU countries and increased regulatory complexities could have a negative impact on our business, financial condition, and results of operations. In addition, material changes in trade agreements between the United States and other countries may, for example, affect our ability to purchase product, our product pricing and availability of product. Adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease, and reserves for our credit losses and write-offs of receivables may increase.

If we lost one or more of our large volume customers, our earnings may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of one or more of our largest customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

For the years ended March 31, 2018 and 2017 sales to a single large technology customer was approximately 12% and 13% of net sales, respectively. For the year ended March 31, 2016, no single customer’s sales were greater than 10% of net sales.

Changes in the IT industry, customers’ usage or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services we sell.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, platform as a service (“PaaS”), software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our strategy to provide certain products and services, and it may fail due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

We depend on continued innovations in hardware, software and services offerings by our vendors, as well as the competitiveness of their offerings and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including IaaS, SaaS and PaaS. We depend on innovations in hardware, software and services offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell, could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings––for example by not providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers––our business, results of operations or cash flows could be adversely affected.

We also depend upon our vendors for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or are not authorized to offer in one or more customer channels. In addition, our success depends on our ability to develop relationships with and sell hardware, software and services from new emerging vendors and vendors that we have not historically represented in the marketplace. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, or we partner with a vendor that is not in demand or demand significantly decreases, our business, results of operations, or cash flows could be adversely impacted.

We rely on a small number of key vendors, and do not have long-term supply or guaranteed price agreements or assurance of stock availability with our vendors.

A substantial portion of our revenue within our technology segment depends on a small number of key vendors including Cisco Systems, Hewlett Packard companies, and NetApp. Products manufactured by Cisco Systems represented approximately 43%, 47% and 49% of our technology segment net sales for the years ended March 31, 2018, 2017 and 2016, respectively. Products manufactured by Hewlett Packard companies represented approximately 6%, 6% and 7% of our technology segment net sales for the years ended March 31, 2018, 2017 and 2016, respectively. NetApp products represented approximately 4%, 5% and 5% of our technology segment net sales for the years ended March 31, 2018, 2017, and 2016, respectively.

Our industry frequently experiences periods of product shortages from our vendors as a result of our vendors’ difficulties in projecting demand for certain products we sell; additional trade law provisions or regulations; additional duties, tariffs or other charges on imports or exports; natural disasters affecting our suppliers’ facilities; and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.

The loss of a key vendor or changes in its policies could adversely impact our financial results. Violations of a contract that results in either the termination of our ability to sell the product or a decrease in our certification level with the vendor could adversely impact our financial results. In addition, a reduction in the trade credit lines or the favorable terms granted to us by our vendors and financial partners could increase our need for and cost of working capital and have a material adverse effect on our business, results of operations and financial condition.

We may experience a reduction in incentives offered to us, and earned by us, from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that adversely affects us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods, or if we do not comply with the terms of these programs, or do not sell certain products that earn the incentive, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, including Cisco Systems and Hewlett Packard Enterprise, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

We depend on third-party companies to perform certain of our obligations to our customers, which if not performed could cause significant disruption to our business.

We rely on arrangements with third-parties to perform certain professional services, managed services, warranties, configuration services, and other services for our customers. If these third-parties do not perform these in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, legal claims, or costs to our organization could result, including monetary damages paid to our customers, an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected.

We rely on independent shipping companies to deliver products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges that may result from economic, supply-chain, geopolitical, or other disruptions.

We may not have designed or maintained our IT systems to support our business.

We depend heavily upon the accuracy and reliability of our information, telecommunication and other systems including the operation of redundant systems if and when there are failures in our primary systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. We must continually maintain and improve our systems. The protections we have in place address a variety of threats to our information technology systems, both internal and external and human error. Poor security practices or design of our IT systems or IT systems from third-parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive of confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Interruption or poor design of our information systems, Internet, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

Our managed services business requires us to monitor our customers’ devices on their network in varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims.

We rely on the competency of our internal IT personnel. Our failure to hire, train and supervise competent IT personnel to secure our data, design redundant systems, or design and maintain our technology systems including our data and voice networks, and applications, could significantly interrupt our business causing a negative impact on our results.

Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers and others. In addition, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers we share confidential information with grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

We may not adequately protect ourselves through our contract vehicles, or our insurance policies may not be adequate to address potential losses or claims.

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing contract terms. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

We also are subject to audits by various vendor partners and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

If we fail to perform sufficient due diligence prior to completing an acquisition, or entering into a strategic alliance, or fail to integrate a completed acquisition our earnings may be affected.

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge, may divert management’s attention from other business concerns, and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our gross margins and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural or business environment issues, or that may not have adequate internal controls as may be required by law.

If we acquire a company that does not fit culturally, strategically, or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations, or cash flows.

In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the United States of America (“GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired; we may be required to incur material charges relating to the impairment of those assets

We depend on having creditworthy customers to avoid an adverse impact on our operating results and financial condition.

Our financing and technology segments require sufficient amounts of debt or equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results, and financial condition. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees.

As of March 31, 2018 and 2017, we had reserves for credit losses of $2.7 million and $5.4 million, respectively. Our reserve for credit losses as of March 31, 2017 included a specific reserve of $3.2 million due to a customer that filed for bankruptcy in May 2012, which was written-off during our fiscal year 2018.

We may be liable for misappropriation of our customers’ or employees’ information.

Third-parties, such as hackers, could circumvent or sabotage the security practices and products used in our product and service offerings, and/or the security practices or products used in our internal IT systems, which could result in disclosure of sensitive or personal information, unauthorized procurement, or other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

If third-parties or our employees are able to penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third-parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ networks, applications, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses when new laws or regulations regarding the use of information are enacted, or if governmental agencies require us to substantially modify our privacy or security practices.

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the size and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or stop security breaches while they are occurring.

We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation, and diminish the value of our brand. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate, or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage for errors and omissions will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

We may not be able to hire and/or retain personnel that we need.

To increase market awareness and sales of our offerings, we may need to expand our sales operations and marketing efforts in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions and we may not be able to hire or retain sufficient numbers of such personnel to maintain and grow our business. Frequently, our competitors require their employees to agree to non-compete and non-solicitation agreements as part of their employment. This makes it more difficult for us to hire, and increases our costs by reviewing and managing non-compete restrictions. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

Failure to comply with our public sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business.

Revenues in our public sector are derived from sales to state and local government and educational institution (“SLED”) customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment, or ineligibility from doing business with the government and other customers in the SLED sector. In addition, contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default, and are subject to audits. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.

Loss of services by any of our executive officers or senior management and/or failure to successfully implement our succession plan could adversely affect our business.

The loss of the services by our executive officers or senior management and/or failure to successfully implement a succession plan could disrupt management of our business and impair the execution of our business strategies. We believe that our success depends in part upon our ability to retain the services of our executive officers and senior management and successfully implement a succession plan. Our executive officers are at the forefront in determining our strategic direction and focus. The loss of our executive officers’ and senior management’s services without replacement by qualified successors could adversely affect our ability to manage effectively our overall operations and successfully execute current or future business strategies, and could cause other instability within our workforce

We face substantial competition from other companies.

In our technology segment, we compete in all areas of our business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; and regional, national, and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete based principally on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we finance or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large or regional financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates to increase market share.

We rely on inventory and accounts receivable financing arrangements for working capital and our accounts payable processing.

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

Failure to comply with new laws or changes to existing laws may adversely impact our business.

Our operations are subject to numerous U.S. and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no guarantee against employees, contractors, or agents violating such laws and regulations or our policies and procedures.

Changes in accounting rules, or the misapplication of current accounting rules, may adversely affect our future financial results.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, the American Institute of Certified Public Accountants (“AICPA”) and various other bodies formed to interpret and create appropriate accounting policies. Future periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our customers’ decision to purchase from us or finance transactions with us, which could have a significant adverse effect on our financial position or results of operations.

We are required to determine if we are the principal or agent in all transactions with our customers. The voluminous number of products and services we sell, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. We use estimates where necessary, such as allowance for doubtful accounts and the cost to perform professional and managed services, which require judgment and are based on best available information. If we are unable to accurately estimate the cost of these services or the time-line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

If we publish inaccurate catalog content data, our business could suffer.

Any defects or errors in our electronic catalog content data could harm our customers or deter businesses from participating in our offerings, damage our business reputation, harm our ability to attract new customers, and potentially expose us to liability. In addition, from time to time vendors who provide us electronic catalog data could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by our work and are outside of our control, such inaccuracies could deter current and potential customers from using our products or result in inaccurate pricing to our customers.

We may not be able to realize our entire investment in the equipment we lease.

The realization of the residual value of the equipment we lease, predominantly at the end of the term of a lease, as well as during the life of the lease, is an important element in our financing segment. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the value of the equipment at the expected disposition date.

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, excessive or unusual wear and tear on the equipment, or other factors, would adversely affect the recoverability of the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the vendor’s warranties, reputation, rules regarding relicensing of software to operate the equipment, and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Direct financing leases bear less risk because contractual payments typically cover 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

Our earnings may fluctuate, which could adversely affect the price of our common stock.

Our earnings are susceptible to fluctuations for a number of reasons, including, but not limited to, the risk factors discussed herein. In the event our sales or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

We may be required to take impairment charges for goodwill or other intangible assets related to acquisitions.

We have acquired certain portions of our business and assets through acquisitions. Further, as part of our long-term business strategy, we may continue to pursue acquisitions of other companies or assets. In connection with prior acquisitions, we have accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and we may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting principles, goodwill is not amortized and is carried on our books at its original value, subject to annual review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a review and evaluation of our goodwill and intangible assets for potential impairment outside of the normal review periods. These changes may adversely affect either the fair value of the business or our individual reporting units and we may be required to take an impairment charge.

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2018, we had goodwill and other intangible assets of $76.6 million and $26.3 million, respectively.

We face risks of claims from third-parties for intellectual property infringement that could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third-parties. The vendor of certain products or services we resell may not provide us with indemnification for infringement; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third-parties. We may not be able to obtain such licenses from third-parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

Our results of operations are subject to fluctuations in foreign currency.

Our subsidiaries IGXGlobal UK Limited. and IGX Capital UK, Ltd. were formed and operate in the U.K. We also have an Indian subsidiary, Cloud Uno Ltd, which operates in India and a Singapore subsidiary, Cloud Uno, which operates in Singapore. As result of these foreign presences, we have additional exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. We also have a Canadian subsidiary, ePlus Canada Company, which owns property in Canada. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency and translated into U.S. dollars. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies of our international subsidiaries in Canada and the U.K. could cause fluctuations in our results of operations. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

Our software products and services subject us to challenges and risks in a rapidly evolving market.

As a provider of a comprehensive set of solutions, which involves the bundling of direct IT sales, advanced professional and managed services, and financing with our proprietary software, we expect to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our business strategy may not be successful or successfully address these and other challenges, risks, and uncertainties.

In the software market, a number of companies market business-to-business electronic commerce solutions similar to ours, and competitors are adapting their product offerings to a SaaS platform. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results, or financial condition. We also face indirect competition from potential customers’ internal development efforts and have to overcome potential customers’ reluctance to move away from legacy systems and processes.

In all of our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current competitors may have, and potential competitors may have, greater name recognition, engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing and credit policies than we do. We may not be successful in achieving revenue growth and may incur additional costs associated with our software products, which may have a material adverse effect on our future operating results as a whole.

If our proprietary software products contain defects, our business could suffer.

Products as complex as those used to provide our electronic commerce solutions or cloud automation solutions, such as scripts, often contain unknown and undetected errors, performance problems, or use open source code. We may have serious defects immediately following introduction of new products or enhancements to existing products. Undetected errors or performance problems may not be discovered in the future and certain errors we consider to be minor may be serious to our customers. Our software products, or automation solutions, may be circumvented or sabotaged by third-parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity by our proprietary software solutions because of a power loss at our data center, Internet interruption, or defects in our software. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that would be detrimental to our reputation and to our business.

We may be unable to protect our intellectual property and costs to protect our intellectual property may affect our earnings.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, patent, and trade secret laws, and contractual provisions with our customers, subcontractors and employees to protect our proprietary technology. It may be possible for unauthorized third-parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third-parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

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

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock, or issue other negative commentary about us or our industry. If one or more of the analysts that covers us cease coverage, we could lose visibility in the market or such discontinuance may be viewed negatively by the market. As a result of one or more of these factors, the trading price of our common stock could decline.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings, if any. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2018, we operated from 39 office locations, and a number of home offices or customer sites. Our total leased square footage as of March 31, 2018, was approximately 280 thousand square feet for which we incurred rent expense of approximately $429 thousand per month. Some of our subsidiaries operate in shared office space to improve sales, marketing and cost efficiency. Five of our office locations include dedicated or shared space configuration centers; which include two locations in California, and locations in Pennsylvania, Texas, and Virginia. Some sales and technical service personnel operate from either home offices or space that is provided for by another entity or are located on a customer site.

Our largest office location is in Herndon, Virginia. The leasing contract extends to December 31, 2020, and contains a renewal option to extend the lease through December 31, 2022.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings, tax audits, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions, employment-related claims, claims by competitors, vendors or customers, claims related to alleged violations of laws and regulations, and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability.  Additionally, we proactively seek to recover funds to which we may be entitled. From time to time, we are successful in obtaining recoveries by filing a claim in class action suits, however, we have limited insight into the timing or amount of those recoveries.

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

MARKET INFORMATION

At March 31, 2018, our common stock traded on The NASDAQ Global Select Market under the symbol “PLUS.” The following table sets forth the range of high and low sales prices for our common stock during each quarter of the two fiscal years ended March 31, 2018, and 2017. Per share amounts for the dates presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 10 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Quarter Ended	High	Low

Fiscal Year 2018
March 31, 2018	$82.10	$67.65
December 31, 2017	$97.75	$72.28
September 30, 2017	$93.95	$72.38
June 30, 2017	$81.30	$63.76

Fiscal Year 2017
March 31, 2017	$70.50	$54.28
December 31, 2016	$59.67	$44.20
September 30, 2016	$47.73	$39.09
June 30, 2016	$46.54	$36.18

On May 22, 2018, the closing price of our common stock was $90.45per share. On May 22, 2018, there were 144 stockholders of record of our common stock. We believe there are approximately 8,900 beneficial holders of our common stock.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2018 and 2017. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”) out of funds legally available. Generally we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2018. The numbers of shares and price per share for the prior periods presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 10 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2017 through April 30, 2017	-	$-	-	1,000,000	(2)
May 1, 2017 through May 31, 2017	-	$-	-	1,000,000	(3)
June 1, 2017 through June 30, 2017	54,546	$75.72	-	1,000,000	(4)
July 1, 2017 through July 31, 2017	3,179	$79.50	-	1,000,000	(5)
August 1, 2017 through August 18, 2017	-	$-	-	1,000,000	(6)
August 19, 2017 through August 31, 2017	-	$-	-	500,000	(7)
September 1, 2017 through September 30, 2017	-	$-	-	500,000	(8)
October 1, 2017 through October 31, 2017	-	$-	-	500,000	(9)
November 1, 2017 through November 30, 2017	56,707	$78.21	56,707	443,293	(10)
December 1, 2017 through December 31, 2017	68,898	$77.61	68,898	374,395	(11)
January 1, 2018 through January 31, 2018	96,569	$77.68	96,569	277,826	(12)
February 1, 2018 through February 28, 2018	94,065	$75.58	94,065	183,761	(13)
March 1, 2018 through March 31, 2018	93,600	$77.34	93,600	90,161	(14)

(1)
All shares acquired were in open-market purchases, except for 54,546 and 3,179 shares, which were repurchased in June and July 2017, respectively, to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

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

(12)
The share purchase authorization in place for the month ended January 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2018, the remaining authorized shares to be purchased were 277,826.

(13)
The share purchase authorization in place for the month ended February 28, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2018, the remaining authorized shares to be purchased were 183,761.

(14)
The share purchase authorization in place for the month ended March 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2018, the remaining authorized shares to be purchased were 90,161.

The timing and expiration date of the share repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. Per share amounts have been retroactively adjusted for this stock split.

The selected financial data as of and for the years ended March 31, 2015 and 2014 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Net sales	$1,410,997	$1,329,389	$1,204,199	$1,143,282	$1,057,536
Cost of sales	1,087,515	1,029,630	942,142	898,735	840,623
Gross profit	323,482	299,759	262,057	244,547	216,913
Operating expense	239,243	214,027	186,306	173,837	156,815
Operating income	84,239	85,732	75,751	70,710	60,098
Other income	(348)	380	-	7,603	-
Earnings before provision for income taxes	83,891	86,112	75,751	78,313	60,098
Provision for income taxes	28,769	35,556	31,004	32,473	24,825
Net earnings	$55,122	$50,556	$44,747	$45,840	$35,273

Net earnings per common share - basic	$4.00	$3.65	$3.08	$3.13	$2.21

Net earnings per common share - diluted	$3.95	$3.60	$3.05	$3.10	$2.19

	For the years ended March 31,
Balance Sheet Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$118,198	$109,760	$94,766	$76,175	$80,179
Accounts receivable—net	296,688	291,016	276,399	249,803	243,216
Total financing receivables and operating leases—net	138,447	123,539	132,354	143,900	143,739
Total assets	$758,704	$741,720	$616,680	$568,275	$550,103

Total non-recourse and recourse notes payable	$52,278	$37,424	$47,422	$56,564	$68,888
Total liabilities	$386,101	$395,802	$297,802	$289,013	$283,720
Total stockholders' equity	$372,603	$345,918	$318,878	$279,262	$266,383

Weighted average common shares outstanding—basic	13,790	13,867	14,513	14,636	15,853
Weighted average common shares outstanding—diluted	13,967	14,028	14,688	14,786	15,999

Other Financial Data:

Our management monitors a number of financial and non-financial measures and ratios on a regular basis in order to track the progress of our business. We believe that the most important of these measures and ratios include gross margin, gross margin on product and services, operating income margin, net earnings, net earnings per common share, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted gross billings of product and services, non-GAAP net earnings, and non-GAAP net earnings per share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

A summary of these key indicators which are not included in our consolidated financial statements is presented as follows, (dollars in thousands, except per share data):

	For the years ended March 31,
	2018	2017	2016	2015	2014

Sales of products and services	$1,364,145	$1,290,228	$1,163,337	$1,100,884	$1,013,374

Adjusted gross billings of product and services (1)	$1,891,065	$1,775,708	$1,556,463	$1,435,039	$1,276,133

Gross margin	22.9%	22.5%	21.8%	21.4%	20.5%
Gross margin, product and services	20.7%	20.5%	19.9%	19.4%	18.3%
Operating income margin	6.0%	6.4%	6.3%	6.2%	5.7%

Net earnings	$55,122	$50,556	$44,747	$45,840	$35,273
Net earnings margin	3.9%	3.8%	3.7%	4.0%	3.3%
Net earnings per common share - diluted	$3.95	$3.60	$3.05	$3.10	$2.19

Non-GAAP: Net earnings (2)	$61,458	$59,378	$53,065	$47,677	$40,692
Non-GAAP: Net earnings per common share - diluted (2)	$4.40	$4.23	$3.61	$3.22	$2.52

Adjusted EBITDA (3)	$102,774	$99,287	$87,691	$79,514	$67,267
Adjusted EBITDA margin (3)	7.3%	7.5%	7.3%	7.0%	6.4%

Purchases of property and equipment used internally	$5,353	$3,356	$2,442	$3,610	$4,238
Purchases of equipment under operating leases	2,237	6,202	12,026	8,163	5,714
Total capital expenditures	$7,590	$9,558	$14,468	$11,773	$9,952

(1)
We define Adjusted gross billings of product and services as our sales of product and services calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third-party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings of product and services to Sales of product and services, which is the most directly comparable financial measures to this non-GAAP financial measure. In prior reports, Adjusted gross billings of product and services were referred to as non-GAAP gross sales of products and services.

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

	For the years ended March 31,
	2018	2017	2016	2015	2014
Sales of products and services	$1,364,145	$1,290,228	$1,163,337	$1,100,884	$1,013,374
Costs incurred related to sales of third-party software assurance, maintenance and services	526,920	485,480	$393,126	$334,155	$262,759
Adjusted gross billings of product and services	$1,891,065	$1,775,708	$1,556,463	$1,435,039	$1,276,133

(2)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share based compensation, and acquisition and integration expenses, and the related tax effects, the tax (benefit) expense due to the re-measurement of deferred tax assets and liabilities at the new U.S. tax rates, and an adjustment to our tax expense in the prior year assuming a 31.5% effective annual income tax rate for U.S. operations. The presentation of non-GAAP net earnings and non-GAAP net earnings per common share – diluted have been changed from prior period presentations to include adjustments for expenses related to acquisitions such as legal, accounting, tax, and adjustments to the fair value of contingent purchase price consideration as well as stock compensation.

We use non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition related amortization expense in calculating non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate similar non-GAAP net earnings and non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2018	2017	2016	2015	2014
GAAP: Earnings before tax	$83,891	$86,112	$75,751	$78,313	$60,098
Share based compensation	6,464	6,025	5,711	4,585	3,968
Acquisition and integration expense	2,150	278	681	(114)	409
Acquisition related amortization expense	5,978	4,000	2,917	1,888	1,110
Other (income) and expense	348	(380)	-	(7,603)	-
Non-GAAP: Earnings before provision for income taxes	98,831	96,035	85,060	77,069	65,585

GAAP: Provision for income taxes	28,769	35,556	31,004	32,473	24,825
Share based compensation	2,456	2,284	2,148	1,749	1,506
Acquisition and integration expense	815	105	256	(43)	155
Acquisition related amortization expense	2,103	1,255	1,097	720	417
Other (income) expense	132	(144)	-	(2,899)	-
Remeasurement of deferred taxes	1,654	-
Tax benefit on restricted stock	1,444	514	-	-	-
Adjustment to U.S. Federal Income Tax rate to 31.5%	-	(2,913)	(2,510)	(2,608)	(2,010)
Non-GAAP: Provision for income taxes	37,373	36,657	31,995	29,392	24,893
Non-GAAP: Net earnings	$61,458	$59,378	$53,065	$47,677	$40,692

GAAP: Net earnings per common share - diluted	$3.95	$3.60	$3.05	$3.10	$2.19
Non-GAAP: Net earnings per common share - diluted	$4.40	$4.23	$3.61	$3.22	$2.52

(3)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, share based compensation, acquisition and integration expenses, provision for income taxes, and other income. Segment Adjusted EBITDA is defined as operating income calculated in accordance with GAAP, adjusted for interest expense, share based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales. The presentation of Adjusted EBITDA has been changed from prior period presentations to include adjustments for expenses related to acquisitions such as legal, accounting, tax, and adjustments to the fair value of contingent purchase price consideration as well as stock compensation.

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

	For the years ended March 31,
Consolidated	2018	2017	2016	2015	2014
Net earnings	$55,122	$50,556	$44,747	$45,840	$35,273
Provision for income taxes	28,769	35,556	31,004	32,473	24,825
Depreciation and amortization	9,921	7,252	5,548	4,333	2,792
Share based compensation	6,464	6,025	5,711	4,585	3,968
Acquisition and integration expense	2,150	278	681	(114)	409
Other income	348	(380)	-	(7,603)	-
Adjusted EBITDA	$102,774	$99,287	$87,691	$79,514	$67,267

Technology Segment
Operating income	$62,389	$68,912	$63,689	$60,958	$51,311
Depreciation and amortization	9,918	7,243	5,532	4,310	2,769
Share based compensation	6,098	5,684	5,321	4,155	3,486
Acquisition and integration expense	2,150	278	681	(114)	409
Segment Adjusted EBITDA	$80,555	$82,117	$75,223	$69,309	$57,975

Financing Segment
Operating income	$21,850	$16,820	$12,062	$9,752	$8,787
Depreciation and amortization	3	9	16	23	23
Share based compensation	366	341	390	430	482
Segment Adjusted EBITDA	$22,219	$17,170	$12,468	$10,205	$9,292

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of over 1,000 vendors, but primarily of approximately 100 vendors, including Check Point, Cisco Systems, Dell EMC, FireEye, F5 Networks, Gigamon, Hewlett Packard Enterprise, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, Splunk, VMware, and among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

Financial Summary

During the year ended March 31, 2018, net sales increased 6.1% to $1,411.1 million, or an increase of $81.6 million over the prior fiscal year. We had a 6.5% increase in Adjusted gross billings of products and services of $1,891.1 million for the year ended March 31, 2018, compared to $1,775.7 million last fiscal year. We believe that our growth outpaced the overall industry due to gains in market share through capturing additional customer spend, and focusing on faster growing segments within the market, such as virtualization, collaboration, and security. In addition, we added new customers as a result of our own organic sales and marketing efforts as well as through increased vendor referrals, and through acquisitions.

Consolidated gross margin increased 40 basis points to 22.9% for the year ended March 31, 2018, compared to 22.5% for the year ended March 31, 2017. The increase in gross margin was due to shifts in our product mix resulting from our continued focus on value added services for our customers, including the increase in sales of our advanced professional and managed services, sales of third-party maintenance agreements on core elements of our customers’ IT environment, and expanded gross profit and margins of our financing segment.

Operating income decreased $1.5 million, or 1.7%, to $84.2 million and operating margin decreased by 40 basis points to 6.0%, as compared to the year ended March 31, 2017. Net earnings for the year ended March 31, 2018 increased 9% to $55.1 million, as compared to the year ended March 31, 2017. Net earnings for the year ended March 31, 2017 included other non-operating income of $0.4 million from a payment received related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price of DRAM, a common component in consumer electronics.

Adjusted EBITDA for the year ended March 31, 2018 was $102.8 million, $3.5 million higher than the prior year. Operating income was $84.2 million, or $1.5 million lower than the prior year. Our effective tax rate for the current fiscal year was 34.3%, lower than the prior year rate of 41.3%, due to the change in the federal statutory rate from 35% to 21% resulting from legislation that was enacted on December 22, 2017.

Net earnings for the year ended March 31, 2018 was $55.1 million, or $3.95 per diluted share, compared with the prior year of $3.60 per diluted share. Non-GAAP diluted earnings per share was $4.40 for fiscal year 2018, an increase of 4.0% from the prior year of $4.23 per diluted share.

Cash and cash equivalents increased $8.4 million, or 7.7%, to $118.2 million at March 31, 2018 compared to March 31, 2017. The increase is primarily the result of cash flows from operations and improvements in our cash conversion cycle, partially offset by investments in our financing portfolio, working capital required for the growth in our technology segment, $29.8 million paid in cash at closing of our acquisition of Integrated Data Storage, LLC (“IDS”) and $7.9 million paid in cash at closing for our acquisition of OneCloud Consulting, Inc. (“OneCloud”), and the repurchase of 467,564 shares of our common stock for $36.0 million under our stock repurchase authorization in the year ended March 31, 2018. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements under “Organization and Summary of Significant Accounting Policies." The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates, and actual results could differ materially from the amounts reported based on these policies.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2018 Compared to the Year Ended March 31, 2017

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2018	2017	Change
Sales of product and services	$1,364,145	$1,290,228	$73,917	5.7%
Fee and other income	5,387	4,709	678	14.4%
Net sales	1,369,532	1,294,937	74,595	5.8%
Cost of sales, product and services	1,082,245	1,025,188	57,057	5.6%
Gross profit	287,287	269,749	17,538	6.5%

Selling, general, and administrative expenses	214,980	193,594	21,386	11.0%
Depreciation and amortization	9,918	7,243	2,675	36.9%
Operating expenses	224,898	200,837	24,061	12.0%
Operating income	$62,389	$68,912	$(6,523)	(9.5%)

Adjusted gross billings of product and services	$1,891,065	$1,775,708	$115,357	6.5%

Segment Adjusted EBITDA	$80,555	$82,117	$(1,562)	(1.9%)

Net sales: Net sales for the year ended March 31, 2018 increased by $74.6 million or 5.8% to $1,369.5 million due to an increase in demand for products and services due mostly from our telecom, media & entertainment, technology, financial services, and healthcare customers. Sales of product and services increased 5.7% due to a 6.5% increase in Adjusted gross billings of product and services to $1,891.1 million from $1,775.7 million in the prior year. The percentage increase in net sales was lower than the increase in Adjusted gross billings of product and services due to a shift in product mix, as a higher proportion of our sales consisted of third-party software assurance, maintenance and services, which are presented on a net basis.

Our year over year sales of product and services during the fiscal year ended March 31, 2018 recorded growth of 23.1% in the first quarter and 4.3% in the third quarter, while the remaining two quarters were slightly under prior year levels. These results follow fiscal year ended March 31, 2017 in which we recorded double digit growth for all four quarters over the previous year. We experienced a large sequential increase in the quarterly sales of product and services during the first quarter for the year ended March 31, 2018, stable sales levels in the second quarter, and decreases in the third and fourth quarter for sales of product and services. The reduction in the sequential sales of product and services in the third quarter is due primarily to lower seasonal purchases by SLED customers and a reduction in purchases by technology customers; the reduction in sequential sales of product and services in the fourth quarter was a result decreased sales to telecom, media and entertainment, financial services, and healthcare customers.

The sequential and year over year change in sales of product and services is summarized below:

Quarter Ended	Sequential	Year over Year
March 31, 2018	(3.8%)	(1.0%)
December 31, 2017	(7.5%)	4.3%
September 30, 2017	0.2%	(1.0%)
June 30, 2017	11.1%	23.1%
March 31, 2017	1.3%	10.3%

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2018, we had open orders of $148.2 million and deferred revenue of $50.6 million. As of March 31, 2017, we had open orders of $184.1 million and deferred revenues of $68.3 million. The decrease of $17.7 million in deferred revenues as of March 31, 2018 as compared to the prior year is due reduction in the level of payments received for committed inventory.

We analyze sales of products and services by customer end market and by manufacturer. The percentage of net sales by industry and vendor are summarized below:

	Year Ended March 31,		Change
	2018	2017
Revenue by customer end market:
Technology	24%	23%	1%
SLED	17%	21%	(4%)
Telecom, Media & Entertainment	14%	15%	(1%)
Financial Services	15%	13%	2%
Healthcare	14%	11%	3%
Other	16%	17%	(1%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	43%	47%	(4%)
HP Inc. & HPE	6%	6%	-
NetApp	4%	5%	(1%)
Sub-total	53%	58%	(5%)
Other	47%	42%	5%
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year, with over 80% of our sales being generated from customers within the five end markets specified above. In fiscal year 2018, we had an increase in revenues from customers in the healthcare, financial services and technology industries, offset by decreases in revenues to SLED, and telecommunications, media and entertainment customers. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard companies and NetApp, which in total, declined to 53% of our in fiscal year 2018 from 58% in the prior year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales, product and services: The 5.6% increase in cost of sales, product and services was due to the increase in sales of product and services, offset by an improvement in gross margins. Our gross margin on the sale of product and services increased 20 basis points to 20.7% for the year ended March 31, 2018, from 20.5% in the prior year due to an increase in sales of third-party software assurance, maintenance, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. The change in product mix added 60 basis points to the gross margin, while being offset by a 40 basis points due to a decrease in vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2018 compared to the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $215.0 million for the year ended March 31, 2018 increased by $21.4 million, or 11.0% from the prior year. Salaries and benefits increased $15.5 million or 9.5% to $177.5 million, compared to $162.1 million during the prior year. Approximately 18% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees. Our technology segment had 1,215 employees as of March 31, 2018, an increase of 89, or 7.9%, from 1,126 at March 31, 2017, of which 73 of the positions added in the past year relate to sales, marketing, and professional services personnel. The acquisitions of OneCloud and IDS personnel accounted for all of the net gain in the number of employees. General and administrative expenses increased $4.7 million, or 18.2%, to $30.8 million during the fiscal year ended March 31, 2018 compared to $26.1 million the prior year. The additional costs are substantially due to our expanding geographical presence and the acquisition OneCloud in May of 2017 and IDS in September, 2017. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $2.7 million, or 36.9%, to $9.9 million during the fiscal year ended March 31, 2018 compared to $7.2 million in the prior year. The increase in depreciation and amortization expense is, again, related to the acquisition of OneCloud in May 2017 and IDS in September 2017.

Segment earnings: As a result of the foregoing, operating income decreased $6.5 million, or 9.5%, to $62.4 million for the year ended March 31, 2018 and Adjusted EBITDA decreased 5.1% to $72.3 million for the year ended March 31, 2018.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2018	2017	Change
Financing revenue	$40,671	$34,200	$6,471	18.9%
Fee and other income	794	252	542	215.1%
Net sales	41,465	34,452	7,013	20.4%
Direct lease costs	5,270	4,442	828	18.6%
Gross profit	36,195	30,010	6,185	20.6%

Selling, general, and administrative expenses	13,147	11,638	1,509	13.0%
Depreciation and amortization	3	9	(6)	(66.7%)
Interest and financing costs	1,195	1,543	(348)	(22.6%)
Operating expenses	14,345	13,190	1,155	8.8%
Operating income	$21,850	$16,820	$5,030	29.9%

Segment Adjusted EBITDA	$22,219	$17,170	$5,049	29.4%

Net sales: Net sales increased by $7.0 million, or 20.4%, to $41.5 million for the year ended March 31, 2018. The increase was due to higher post-contract earnings, portfolio earnings and other financing revenue which were partially offset by lower transactional gains. Post-contract earnings increased by $6.8 million to $21.7 million due mainly to early terminations of certain financing transactions, and higher renewal rentals over the prior year. Portfolio earnings increased $0.8 million to $10.1 million for the year ended March 31, 2018 compared to the prior year, mainly due to an increase in operating lease revenues. Other financing revenues increased $0.2 million to $2.1 million. Transactional gains decreased $1.3 million to $6.8 million for the year ended March 31, 2018 from $8.1 million in the prior year due to a lower volume of sales of financing receivables. Total proceeds from sales of financing receivables were $267.3 million and $339.4 million for the years ended March 31, 2018 and 2017, respectively.

Our total financing receivables and operating leases increased as of March 31, 2018 to $138.4 million from $123.5 million in the prior year, which was due to an increase in notes receivables of $17.5 million, partially offset by reductions of $1.3 million in both operating leases and direct finance leases as compared to the prior year.

Direct lease costs: Direct lease costs increased 18.6% or $0.8 million for the year ended March 31, 2018 as compared to the prior year, due to an increase in depreciation expense related to a higher volume of operating lease revenues. Gross profit increased $6.7 million or 22.3% due to higher post contract earnings, portfolio earnings, and other financing revenues, partially offset by transactional gains compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $13.1 million, an increase of $1.5 million or 13.0%, due to an increase in salaries and benefits, and software license and maintenance expense. Salaries and benefits increased by $1.7 million, or 17.6%, to $11.0 million primarily due to an increase in variable compensation due to the increase in gross profit. Our financing segment employed 45 people as of March 31, 2018 compared to 47 employees as of March 31, 2017. General and administrative expenses increased $0.1 million due to an increase reserves for credit losses expense of $0.3 million over the prior year, partially offset by cost control efforts.

Interest and financing costs: Costs decreased $0.3 million or 22.6% to $1.2 million during the year ended March 31, 2018, as compared to $1.5 million during the prior year. Our total notes payable increased as of March 31, 2018 to $52.3 million from $36.5 for the prior year, although our average balance of notes payable outstanding during the year was lower than during the year ended March 31, 2017. Our weighted average interest rate for our notes payable was 4.04% as of March 31, 2018 compared to 3.72% for March 31, 2017.

Segment earnings: As a result of the foregoing, operating income and Adjusted EBITDA increased $5.0 million, or 29.9%, to $21.9 million for the year ended March 31, 2018.

Consolidated

Other income: Other income and expense during the year ended March 31, 2018 was a net expense of $0.3 million, which consists of interest income on cash and cash equivalents, more than offset by foreign currency transaction losses. During the year ended March 31, 2017 we received $380 thousand related to the dynamic random access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, a common component in consumer electronics, which is included within other income in our consolidated statement of operations.

Income taxes: Our effective income tax rates for the years ended March 31, 2018 and 2017 were 34.3% and 41.3%, respectively. In fiscal year 2018, we revised our estimated annual effective tax rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of fiscal years ending in 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for our current fiscal year is 31.5%. In addition, we recognized an estimated tax benefit in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate. Income tax expense for fiscal year 2018 was adjusted to reflect the effects of the change in the tax law and resulted in a decrease in income tax expense of $1.6 million.

Net earnings: Net earnings were $55.1 million for the year ended March 31, 2018, an increase of 9.0% or $4.6 million as compared to $50.6 million in the prior fiscal year.

Basic and fully diluted earnings per common share were $4.00 and $3.95, respectively, for the year ended March 31, 2018. Basic and fully diluted earnings per common share were $3.65 and $3.60, respectively, for the year ended March 31, 2017.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2018 were 13.8 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2017 were 13.9 million and 14.0 million, respectively.

The Year Ended March 31, 2017 Compared to the Year ended March 31, 2016

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2017 and 2016 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	Change
Sales of product and services	$1,290,228	$1,163,337	$126,891	10.9%
Fee and other income	4,709	5,728	(1,019)	(17.8%)
Net sales	1,294,937	1,169,065	125,872	10.8%
Cost of sales, product and services	1,025,188	931,782	93,406	10.0%
Gross profit	269,749	237,283	32,466	13.7%

Selling, general, and administrative expenses	193,594	167,992	25,602	15.2%
Depreciation and amortization	7,243	5,532	1,711	30.9%
Interest and financing costs	-	70	(70)	(100.0%)
Operating expenses	200,837	173,594	27,243	15.7%
Operating income	$68,912	$63,689	$5,223	8.2%

Adjusted gross billings of product and services	$1,775,708	$1,556,463	$219,245	14.1%

Segment Adjusted EBITDA	$82,117	$75,223	$6,984	9.2%

Net sales: Net sales for the year ended March 31, 2017 increased by $125.9 million or 10.8% to $1,294.9 million due to an increase in demand for products and services due mostly from our telecom, media & entertainment, technology, financial services, and healthcare customers. Sales of product and services increased 10.9% due to a 14.1% increase in Adjusted gross billings of product and services to $1,775.7 million from $1,556.5 million in the prior year. The percentage increase in net sales was lower than the increase in Adjusted gross billings of product and services due to a shift in product mix, as a higher proportion of our sales consisted of third-party software assurance, maintenance and services, which are presented on a net basis.

We realized year over year growth for sales of product and services for all four quarters during the year ended March 31, 2017. We experienced a large sequential increase in the quarterly sales of product and services during the second the quarter for the year ended March 31, 2017, followed by a decrease during the third quarter of the fiscal year, and an increase in fourth quarter sales of product and services. Fourth quarter sales of product and services was 10.3% higher than the prior year primarily due to increased customer demand from our technology, and financial services customers as compared to prior year.

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

We analyze sales of products and services by customer end market and by manufacturer, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Year Ended March 31,		Change
	2017	2016
Revenue by customer end market:
Technology	23%	23%	-
SLED	21%	22%	(1%)
Telecom, Media & Entertainment	15%	14%	1%
Financial Services	13%	12%	1%
Healthcare	11%	10%	1%
Other	17%	19%	(2%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	47%	49%	(2%)
HP Inc. & HPE	6%	7%	(1%)
NetApp	5%	5%	-
Sub-total	58%	61%	(3%)
Other	42%	39%	3%
Total	100%	100%

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

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard companies and NetApp, which in total, declined to 58% of our in fiscal year 2017 from 61% in the prior year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 5% of total revenues.

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

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2017 and 2016 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	Change
Financing revenue	$34,200	$35,091	$(891)	(2.5%)
Fee and other income	252	43	209	486.0%
Net sales	34,452	35,134	(682)	(1.9%)
Direct lease costs	4,442	10,360	(5,918)	(57.1%)
Gross profit	30,010	24,774	5,236	21.1%

Selling, general, and administrative expenses	11,638	10,988	650	5.9%
Depreciation and amortization	9	16	(7)	(43.8%)
Interest and financing costs	1,543	1,708	(165)	(9.7%)
Operating expenses	13,190	12,712	478	3.8%
Operating income	$16,820	$12,062	$4,758	39.4%

Segment Adjusted EBITDA	$17,179	$12,484	$4,695	37.6%

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

There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2018 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2018	2017	2016
Net cash provided by operating activities	$82,766	$33,016	$14,110
Net cash used in investing activities	(57,677)	(26,345)	(50,179)
Net cash (used in) provided by financing activities	(16,765)	7,814	54,448
Effect of exchange rate changes on cash	114	509	212
Net increase in cash and cash equivalents	$8,438	$14,994	$18,591

Cash flows from operating activities. Cash provided by operating activities totaled $82.8 million in the year ended March 31, 2018. Net earnings adjusted for the impact of non-cash items was $60.8 million. Net changes in assets and liabilities resulted in an increase to cash of $21.9 million, primarily due to cash provided from inventories of $55.0 million, accounts receivable of $6.6 million, and accounts payable of $0.3 million which were partially offset by an increase in deferred costs, other intangibles, and other assets of $19.5 million, financing receivables of $8.5 million, and salaries and commissions payable, deferred revenue and other liabilities $11.9 million. The large reduction in inventory is due to committed customer orders from the prior year invoiced in the current fiscal year. Offsetting the inventory reduction was a decrease in deferred revenues of $34.0 million which were payments received in advance of delivering this committed inventory. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment.

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

Cash provided by operating activities totaled $14.1 million in the year ended March 31, 2016. Net earnings adjusted for the impact of non-cash items was $55.0 million. Net changes in assets and liabilities resulted in a decrease to cash of $40.9 million, primarily due to cash used for financing receivables of $9.3 million, and additional working capital needs in our technology segment. The change in financing receivables included within cash flows from operations consists of assets financed by our financing segment that were purchased through our technology segment

In order to manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2018	2017	2016

(DSO) Days sales outstanding (1)	54	59	56
(DIO) Days inventory outstanding (2)	12	24	7
(DPO) Days payable outstanding (3)	(42)	(45)	(45)
Cash conversion cycle	24	38	18

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

Our cash conversion cycle decreased to 24 days at March 31, 2018, compared to 38 days at March 31, 2017, primarily driven by a decrease in DIO of 12 days. Our DIO as of March 31, 2018 was primarily impacted by a decrease in average inventory balances of 57.4%, or $53.7 million, over the prior year primarily due to a large project for one of our major customers. Our DSO decreased by 5 days as a result of the average accounts receivable trade balance decreasing 11.7% over the prior year’s fourth quarter and Adjusted gross billings of product and services decreasing 3.6% for the same period. The remaining change in our DSO was due to timing of collections.

Our cash conversion cycle increased to 38 days at March 31, 2017, compared to 18 days at March 31, 2016, primarily driven by an increase in DIO of 17 days. Our DIO as of March 31, 2017 was primarily impacted by an increase in average inventory balances of 271%, or $76.3 million, over the prior year primarily due to a large project for one of our major customers. Offsetting this increase in inventory was a $47.0 million increase in deferred revenues due to payments received for the committed inventory, which are not reflected in our cash conversion cycle calculation. The increase in our DSO is a result of Adjusted gross billings of product and services increasing 14.9% over the prior year’s fourth quarter, while the average accounts receivable trade balance increased 20.0% for the same period. The remaining change in our DSO was due to timing of collections.

Cash flows related to investing activities. Cash used in investing activities was $57.7 million during the year ended March 31, 2018, included cash used in acquisitions, net of cash acquired of $37.7 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $14.0 million and, and net issuance of financing receivables of $20.4 million, partially offset primarily by proceeds from sale of property, equipment, and operating lease equipment of $14.4 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third-party vendors.

Cash used in investing activities was $26.4 million during the year ended March 31, 2017, which included purchases of property, equipment, and operating lease equipment, and assets to be leased of $19.4 million and cash used in acquisitions, net of cash acquired of $9.1 million, and net issuance of financing receivables of $5.1 million, partially offset primarily by proceeds from sale of property, equipment, and operating lease equipment of $7.3 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third-party vendors.

Cash used in investing activities was $50.2 million during the year ended March 31, 2016, primarily due to net issuances of financing receivables of $14.6 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $25.9 million and cash used in acquisitions, net of cash acquired of $16.6 million, partially offset by proceeds from sale of property, equipment, and operating lease equipment of $6.9 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third-party vendors.

Cash flows from financing activities. Cash used in financing activities was $16.8 million for the year ended March 31, 2018, driven by repurchases of common stock of $35.2 million, net repayments on our floor plan facility of $20.5 million, and by payments to settle financing of acquisitions of $2.1 million, partially offset by net borrowings of non-recourse and recourse notes payable of $41.1 million.

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

Liquidity and Capital Resources

We may utilize non-recourse notes payable to finance approximately 80% to 100% of the purchase price of the assets being leased or financed by our customers. Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the customer (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third-parties, or other internal means. Although we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from third-party banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.

At March 31, 2018, our non-recourse notes payable portfolio increased 39.5% to $50.9 million, as compared to $36.5 million at March 31, 2017. Our recourse notes payable increased 47.9% to $1.3 million as of March 31, 2018, compared to $0.9 million as of March 31, 2017.

Whenever desirable, we arrange for equity investment financing, which includes selling lease payments, including the residual portions, to third-parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services, and have minimal residual risk. We usually reserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of March 31, 2018, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

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

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2018. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also requires other operational reports be provided on a regular basis. Either party may terminate the facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2018	Balance as of March 31, 2018	Maximum Credit Limit at March 31, 2017	Balance as of March 31, 2017
$250,000	$112,109	$250,000	$132,612

Accounts Receivable Component

Included within the credit facility, ePlus Technology, inc. has an accounts receivable component from WFCDF, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2018 or March 31, 2017, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2018 and 2017, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, pricing discounts offered by manufacturers at their year ends, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third-party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors” herein.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2018 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Total	Payments Due by Period
		1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$52,278	$42,206	$10,024	$48	$-
Interest payments on recourse and non-recourse notes payable	1,100	789	310	1	-
Operating lease obligations	15,922	6,356	6,528	3,038	-
Total	$69,300	$49,351	$16,862	$3,087	$-

(1)	Payments reflected principal amounts related to the recourse and non-recourse notes payable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in U.S. dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions funded with our cash flows, not debt, may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2018, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have transactions in foreign currencies, primarily in British Pounds, Euros, and Indian Rupees. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our foreign operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

The U.K. referendum (“Brexit”) to leave, the European Union could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

We have assets in Canada and Iceland. As a lessor, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in Canadian dollars and in Icelandic krona. In our fiscal year beginning April 1, 2016, we began entering in financing transactions and non-recourse, fixed-interest-rate financing denominated in British Pounds in the U.K. To date, our foreign operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

Based on the evaluation described above, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2018 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2018.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2018, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance, and “Corporate Governance – Code of Conduct” and “- Board Committees” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2018 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information,” Stock Ownership - Ownership of our Common Stock” and “- Certain Beneficial Owners, Directors and Executive Officers” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “- Independence of Our Board of Directors”  is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposal 4 – Ratification of the Selection of Deloitte and Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2019” is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule

See "Financial Statement Schedule II - Valuation and Qualifying Accounts" on page S-1.

(a)(3) Exhibit List

Exhibits 10.2 through 10.10, and 10.28 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

3.2	Amended and Restated Bylaws of ePlus inc. as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018).

4	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

10.1
Form of Indemnification Agreement entered into by and between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2016).

10.2
Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.3
Amended and Restated Employment Agreement effective December 12, 2017, by and between ePlus inc. and Phillip G. Norton (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.4
Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.5
2008 Non-Employee Director Long-Term Incentive Plan (updated to reflect stock split effected March 31, 2017) as amended (Incorporated herein by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017).

10.6	2017 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017).

10.7	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.8	ePlus inc. 2012 Employee Long-term Incentive Plan (updated to reflect stock split effected March 31, 2017) (Incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017).

10.9	Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.10	Form of Award Agreement – Restricted Stock Unit Award Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.11	Limited Guaranty dated June 24, 2004 by and between GE Commercial Distribution Finance Corporation and ePlus inc. (Incorporated herein by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on November 17, 2005).

10.12	Collateralized Guaranty, dated March 30, 2004, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on November 17, 2005).

10.13	Amendment to Collateralized Guaranty, dated November 14, 2005, by and between GE Commercial Distribution Finance Corporation and ePlus Group, inc. (Incorporated herein by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on November 17, 2005).

10.14	Amended and Restated Business Financing Agreement, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012).

10.15	Amendment No. 1, dated July 31, 2014, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.16	Amendment No. 2, dated July 24, 2015, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2015).

10.17	Amendment No. 3, dated October 20, 2015, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.18	Amendment No. 4, dated July 28, 2016, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2016).

10.19	Amendment No. 5, dated July 27, 2017, to Amended and Restated Business Financing Agreement by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 3, 2017).

10.20	Amendment No. 6, dated February 15, 2018, to Amended and Restated Business Financing Agreement by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation)

10.21	Amended and Restated Agreement for Wholesale Financing, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2012).

10.22	Amendment No. 1, dated July 31, 2014, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.23	Amendment No. 2, dated July 24, 2015, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2015).

10.24	Amendment No. 3, dated October 20, 2015, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.25	Amendment No. 4, dated July 28, 2016, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2016).

10.26	Amendment No. 5, dated July 27, 2017, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2017).

10.27	Amendment No. 6, dated February 15, 2018, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation)

10.28	Employment Agreement effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel (Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on May 9, 2018).

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of ePlus inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) See item 15(a)(3) above.

(c) See Item 15(a)(1) and 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePlus inc.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
Date: May 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)
Date: May 24, 2018

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 24, 2018

/s/ PHILLIP G. NORTON
By: Phillip G. Norton
Executive Chairman
Date: May 24, 2018

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 24, 2018

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 24, 2018

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 24, 2018

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 24, 2018

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 24, 2018

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 24, 2018

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: May 24, 2018

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 24, 2018

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the "Company") as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2018, of the Company and our report dated May 24, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DELOITTE & TOUCHE LLP

McLean, Virginia

May 24, 2018

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018	As of March 31, 2017
ASSETS	(in thousands, except per share data)

Current assets:
Cash and cash equivalents	$118,198	$109,760
Accounts receivable—trade, net	270,156	266,029
Accounts receivable—other, net	26,532	24,987
Inventories	39,855	93,557
Financing receivables—net, current	69,936	51,656
Deferred costs	19,822	7,971
Other current assets	23,625	43,364
Total current assets	568,124	597,324

Financing receivables and operating leases—net	68,511	71,883
Property, equipment and other assets	19,143	11,956
Goodwill	76,624	48,397
Other intangible assets—net	26,302	12,160
TOTAL ASSETS	$758,704	$741,720

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$106,933	$113,518
Accounts payable—floor plan	112,109	132,612
Salaries and commissions payable	19,801	18,878
Deferred revenue	38,881	65,312
Recourse notes payable—current	1,343	908
Non-recourse notes payable—current	40,863	26,085
Other current liabilities	33,370	19,179
Total current liabilities	353,300	376,492

Non-recourse notes payable—long term	10,072	10,431
Deferred tax liability—net	1,662	1,799
Other liabilities	21,067	7,080
TOTAL LIABILITIES	386,101	395,802

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,761 outstanding at March 31, 2018 and 14,161 outstanding at March 31, 2017 and	142	142
Additional paid-in capital	130,000	123,536
Treasury stock, at cost, 467 shares at March 31, 2018	(36,016)	-
Retained earnings	277,945	222,823
Accumulated other comprehensive income—foreign currency translation adjustment	532	(583)
Total Stockholders' Equity	372,603	345,918
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,704	$741,720

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2018	2017	2016
	(amounts in thousands, except per share data)

Net sales	$1,410,997	$1,329,389	$1,204,199
Cost of sales	1,087,515	1,029,630	942,142
Gross profit	323,482	299,759	262,057

Selling, general, and administrative expenses	228,127	205,232	178,980
Depreciation and amortization	9,921	7,252	5,548
Interest and financing costs	1,195	1,543	1,778
Operating expenses	239,243	214,027	186,306

Operating income	84,239	85,732	75,751

Other income (expense)	(348)	380	-

Earnings before tax	83,891	86,112	75,751

Provision for income taxes	28,769	35,556	31,004

Net earnings	$55,122	$50,556	$44,747

Net earnings per common share—basic	$4.00	$3.65	$3.08
Net earnings per common share—diluted	$3.95	$3.60	$3.05

Weighted average common shares outstanding—basic	13,790	13,867	14,513
Weighted average common shares outstanding—diluted	13,967	14,028	14,688

See Notes to Consolidated Financial Statements.

 ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2018	2017	2016
	(amounts in thousands)

NET EARNINGS	$55,122	$50,556	$44,747

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	1,115	(112)	(232)

Other comprehensive income (loss)	1,115	(112)	(232)

TOTAL COMPREHENSIVE INCOME	$56,237	$50,444	$44,515

See Notes to Consolidated Financial Statements.

 ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$55,122	$50,556	$44,747

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	15,827	11,731	15,980
Reserve for credit losses, inventory obsolescence and sales returns	333	749	(216)
Share-based compensation expense	6,464	6,025	5,711
Deferred taxes	(44)	(1,196)	3,515
Payments from lessees directly to lenders—operating leases	(1,445)	(1,724)	(4,646)
Gain on disposal of property, equipment and operating lease equipment	(8,694)	(3,977)	(3,104)
Gain on sale of financing receivables	(6,796)	(7,976)	(7,103)
Other	65	193	185
Changes in:
Accounts receivable—trade	7,593	(25,739)	(8,564)
Accounts receivable—other	(1,011)	8,507	(2,498)
Inventories	54,982	(60,022)	(13,405)
Financing receivables—net	(8,537)	(5,824)	(9,310)
Deferred costs, other intangible assets and other assets	(19,474)	(1,091)	11,189
Accounts payable	258	3,845	(738)
Salaries and commissions payable, deferred revenue and other liabilities	(11,877)	58,959	(17,633)
Net cash provided by operating activities	$82,766	$33,016	$14,110

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and operating lease equipment	14,403	7,339	6,931
Purchases of property, equipment and operating lease equipment	(7,590)	(9,558)	(14,468)
Purchases of assets to be leased or financed	(6,378)	(9,861)	(11,403)
Issuance of financing receivables	(170,666)	(129,361)	(137,008)
Repayments of financing receivables	78,047	55,093	58,067
Proceeds from sale of financing receivables	72,225	69,146	64,351
Cash used in acquisitions, net of cash acquired	(37,718)	(9,143)	(16,649)
Net cash used in investing activities	$(57,677)	$(26,345)	$(50,179)

 CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2018	2017	2016
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$72,389	$73,707	$44,807
Repayments of non-recourse and recourse notes payable	(31,302)	(40,414)	(257)
Repurchase of common stock	(35,245)	(30,493)	(11,339)
Dividends paid	-	-	(80)
Payments to settle financing of acquisitions	(2,104)	(1,142)	(1,158)
Net borrowings (repayments) on floor plan facility	(20,503)	6,156	22,475
Net cash (used in) provided by financing activities	(16,765)	7,814	54,448

Effect of exchange rate changes on cash	114	509	212

Net Increase (Decrease) in Cash and Cash Equivalents	8,438	14,994	18,591

Cash and Cash Equivalents, Beginning of Period	109,760	94,766	76,175

Cash and Cash Equivalents, End of Period	$118,198	$109,760	$94,766

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$602	$38	$84
Cash paid for income taxes	$32,134	$32,240	$29,789

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and operating lease equipment	$591	$135	$7,650
Purchase of property, equipment, and operating lease equipment	$(290)	$(2,398)	$(10,562)
Purchase of assets to be leased or financed	$(5,089)	$(6,702)	$(9,827)
Issuance of financing receivables	$(132,982)	$(217,244)	$(101,718)
Repayment of financing receivables	$13,018	$19,421	$16,873
Proceeds from sale of financing receivables	$143,956	$215,227	$98,753
Financing of acquisitions	$(12,050)	$(3,924)	$-
Borrowing of non-recourse and recourse notes payable	$16,066	$35,533	$42,840
Repayments of non-recourse and recourse notes payable	$(19,372)	$(29,217)	$(29,059)
Vesting of share-based compensation	$12,037	$8,013	$7,799
Repurchase of common stock	$(771)	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2015	14,779	$131	$111,072	$(118,179)	$286,477	$(239)	$279,262

Excess tax benefit of share-based compensation	-	-	728	-	-	-	728
Issuance of restricted stock awards	246	1	-	-	-	-	1
Share-based compensation	-	-	5,711	-	-	-	5,711
Repurchase of common stock	(294)	-	-	(11,339)	-	-	(11,339)
Net earnings	-	-	-	-	44,747	-	44,747
Foreign currency translation adjustment	-	-	-	-	-	(232)	(232)
Balance, March 31, 2016	14,731	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878

Issuance of restricted stock awards	146	1	-	-	-	-	1
Share-based compensation	-	-	6,025	-	-	-	6,025
Repurchase of common stock	(716)	-	-	(29,430)	-	-	(29,430)
Stock split effected in the form of a dividend	-	71	-	-	(71)	-	-
Retirement of treasury stock		(62)	-	158,948	(158,886)		-
Net earnings	-	-	-	-	50,556	-	50,556
Foreign currency translation adjustment	-	-	-	-	-	(112)	(112)
Balance, March 31, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918

Issuance of restricted stock awards	67	-	-	-	-	-	-
Share-based compensation	-	-	6,464	-	-	-	6,464
Repurchase of common stock	(467)	-	-	(36,016)	-	-	(36,016)
Net earnings	-	-	-	-	55,122	-	55,122
Foreign currency translation adjustment	-	-	-	-	-	1,115	1,115
Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2018, 2017 and 2016

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as "we," "our," "us," "ourselves," or "ePlus." ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on middle market and large enterprise customers in North America and the United Kingdom.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal year 2018, 2017 and 2016 are included in the consolidated financial statements from the dates of acquisition.

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

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term U.S. treasury securities. There were no restrictions on the withdrawal of funds from our money market accounts as of March 31, 2018 and March 31, 2017.

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

At the inception of our direct financing and sales-type leases, we record the net investment in leases, which consists of the sum of the minimum lease payments, initial direct costs (direct financing leases only), and unguaranteed residual value (gross investment) less the unearned income. For direct financing leases, unearned income equals the difference between the gross investment in the lease and the cost of the leased equipment. For sales type leases, unearned income equals the difference between the gross investment in the lease and the sum of the present values of the individual components of the gross investment in the lease. We recognize contingent rental income, if any, when the changes in the factors on which the contingent lease payments are based actually occur.

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

A substantial portion of our sales are products from Cisco Systems, which represented approximately 43%, 47%, and 49%, of our technology segment net sales for the years ended March 31, 2018, 2017, and 2016, respectively.
INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are shown net of allowance for obsolescence of $247 thousand and $520 thousand as of March 31, 2018 and 2017, respectively.
DEFERRED COSTS AND DEFERRED REVENUES — Deferred costs include internal and third-party costs associated with deferred revenue arrangements. Deferred revenue relates to professional, managed and hosting services.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the guidelines of Codification Topic Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $2.1 million and $0.9 million during the years ended March 31, 2018 and March 31, 2017, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $3.3 million and $1.1 million at March 31, 2018 and March 31, 2017, respectively.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2018 and 2017 were $12.8 million and $7.8 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2018, we measure money market funds and contingent consideration at fair value on a recurring basis, which is based on quoted net asset values.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

At March 31, 2018, the carrying amount of notes receivables, recourse and non-recourse payables were $62.9 million, $1.3 million and $50.9 million, respectively and the fair value of notes receivables, recourse and non-recourse payables were $63.0 million, $1.3 million and $51.1 million, respectively. At March 31, 2017, the carrying amount of notes receivables, recourse and non-recourse payables were $45.4 million, $0.9 million and $36.5 million, respectively, and the fair value of notes receivables, recourse and non-recourse payables were $44.0 million, $0.9 million and $36.4 million.

FOREIGN CURRENCY TRANSLATION — The Company’s functional currency is the U.S. dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. All transaction gains or losses are recorded in operating expenses on our consolidated statement of operations. We recognized a loss of $0.8 million and $0.7 million for the years ended March 31, 2018 and 2017, respectively, and had negligible loss in the year ended March 31, 2016.

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

We established a cross-functional implementation team and utilized a bottom-up approach to analyze the impact of the standard on our arrangements by reviewing the current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts.

We will adopt the guidance in our quarter ending June 30, 2018 and will use the full retrospective method. We finalized our accounting policies under the new standard and we have determined:

•
The accounting for revenue within our technology segment related to the sale of third-party products, software, services, as well as our professional and managed services will remain substantially unchanged.

•
The accounting for bill and hold transactions will result in revenue for certain of those arrangements being recognized earlier than under current GAAP. This change will result in an increase in net sales and decrease in deferred revenue of $3.2 million and an increase in cost of sales and decrease in deferred costs of $3.1 million, respectively, for the year ended March 31, 2018. This change does not impact the financial statements for the years ended March 31, 2017 or 2016.

•
We will recognize revenues on the sale of off-lease equipment on a gross basis under the new revenue standard, which we currently recognize on a net basis.  This will result in an increase to our reported net sales of $4.5 million, $2.4 million, and $4.5 million for the years ended March 31, 2018, 2017 and 2016, respectively.

•	The adoption of this standard will not materially impact our consolidated balance sheet or cash flows from operations.

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

3.	FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$62,992	$65,943	$128,935
Estimated unguaranteed residual value (1)	-	11,226	11,226
Initial direct costs, net of amortization (2)	375	334	709
Unearned income	-	(8,251)	(8,251)
Reserve for credit losses (3)	(486)	(640)	(1,126)
Total, net	$62,881	$68,612	$131,493
Reported as:
Current	$39,993	$29,943	$69,936
Long-term	22,888	38,669	61,557
Total, net	$62,881	$68,612	$131,493

(1)	Includes estimated unguaranteed residual values of $6,004 thousand for direct financing leases, which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $341 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

March 31, 2017	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$48,524	$57,872	$106,396
Estimated unguaranteed residual value (1)	-	18,273	18,273
Initial direct costs, net of amortization (2)	279	341	620
Unearned income	-	(5,913)	(5,913)
Reserve for credit losses (3)	(3,434)	(679)	(4,113)
Total, net	$45,369	$69,894	$115,263
Reported as:
Current	$23,780	$27,876	$51,656
Long-term	21,589	42,018	63,607
Total, net	$45,369	$69,894	$115,263

(1)	Includes estimated unguaranteed residual values of $12,677 thousand for direct financing leases which have been accounted for as sales under Codification Topic Transfers and Servicing.
(2)	Initial direct costs are shown net of amortization of $510 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2018 are as follows (in thousands):

Year ending March 31, 2019	$34,596
2020	18,218
2021	9,764
2022	2,380
2023 and thereafter	985
Total	$65,943

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2018	March 31, 2017
Cost of equipment under operating leases	$15,683	$16,725
Accumulated depreciation	(8,729)	(8,449)
Investment in operating lease equipment—net (1)	$6,954	$8,276

(1)	Amounts include estimated unguaranteed residual values of $1,921 thousand and $1,117 thousand as of March 31, 2018 and 2017, respectively.

Future scheduled minimum lease rental payments as of March 31, 2018 are as follows (in thousands):

Year ending March 31, 2019	$5,103
2020	1,638
2021	788
2022	5
2023 and thereafter	-
Total	$7,534

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic, Transfers and Servicing.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2018 and 2017 we had financing receivables of $52.0 million and $33.1 million, respectively, and operating leases of $5.3 million and $6.6 million, respectively that were collateral for non-recourse notes payable. See Note 7, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2018, 2017, and 2016, we recognized net gains of $6.8 million, $8.1 million, and $7.4 million, respectively, and total proceeds from these sales were $267.3 million, $339.4 million, and $223.3 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2018 and 2017, we had deferred revenue of $0.5 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2018, our maximum potential future payments related to such guarantees is $0.4 million. We believe the possibility of making any payments to be remote.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2018 and March 31, 2017, respectively (in thousands):

	Year Ended March 31, 2018			Year Ended March 31, 2017
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning Balance	$57,070	$(8,673)	$48,397	$50,824	$(8,673)	$42,151
Acquisitions	27,996	-	27,996	6,507	-	6,507
Foreign currency translations	231	-	231	(261)	-	(261)
Ending Balance	$85,297	$(8,673)	$76,624	$57,070	$(8,673)	$48,397

All of our goodwill as of March 31, 2018 and March 31, 2017 was assigned to our technology segment. See Note 14, “Business Combinations” for additional information regarding our acquisitions.

We performed our annual test for impairment for fiscal year 2018 as of October 1, 2017. We performed a qualitative assessment of goodwill and concluded that the fair value of our reporting units, more likely than not, exceeded their respective carrying values as of October 1, 2017.

We performed our annual test for impairment for fiscal year 2017 as of October 1, 2016. We elected to bypass the qualitative assessment of goodwill and estimate the fair value of our reporting units. The fair value of our technology reporting unit substantially exceeded its carrying value as of October 1, 2016. Our conclusions for fiscal years 2017 and 2016, would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at March 31, 2018 and March 31, 2017 (in thousands):

	March 31, 2018			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$41,895	$(18,634)	$23,261	$23,373	$(12,553)	$10,820
Capitalized software development	5,608	(2,567)	3,041	3,649	(2,310)	1,339
Total	$47,503	$(21,201)	$26,302	$27,022	$(14,863)	$12,159

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense was $6.4 million, $4.4 million, and $3.3 million for the years ended March 31, 2018, 2017 and 2016, respectively.

Amortization expense is estimated to be $7.1 million, $6.0 million, $4.8 million, $3.7 million, and $2.6 million for the years ended March 31, 2019, 2020, 2021, 2022, and 2023, respectively.

See Note 14, “Business Combinations” for additional information regarding acquired intangibles.

5.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2018, 2017 and 2016 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	264	73	125	462
Write-offs and other	(5)	(3,021)	(164)	(3,190)
Balance March 31, 2018	$1,538	$486	$640	$2,664

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2016	$1,127	$3,381	$685	$5,193
Provision for credit losses	216	65	(4)	277
Write-offs and other	(64)	(12)	(2)	(78)
Balance March 31, 2017	$1,279	$3,434	$679	$5,392

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2018		March 31, 2017
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$424	$640	$348	$556
Ending balance: individually evaluated for impairment	62	-	3,086	123
Ending balance	$486	$640	$3,434	$679

Minimum payments:
Ending balance: collectively evaluated for impairment	$62,930	$65,943	$45,438	$57,730
Ending balance: individually evaluated for impairment	62	-	3,086	142
Ending balance	$62,992	$65,943	$48,524	$57,872

The net credit exposure for the balance evaluated individually for impairment as of March 31, 2017 was $3.2 million, which is related to a customer in bankruptcy. The note and lease receivables associated with this customer were written-off during the year ended March 31, 2018.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2018 and 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2018

High CQR	$143	$40	$43	$226	$224	$33,779	$34,229	$(3,743)	$(17,207)	$13,279
Average CQR	109	31	117	257	171	31,286	31,714	(2,749)	(16,012)	12,953
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$252	$71	$160	$483	$395	$65,065	$65,943	$(6,492)	$(33,219)	$26,232

March 31, 2017

High CQR	$379	$224	$230	$833	$406	$32,532	$33,771	$(2,362)	$(12,924)	$18,485
Average CQR	113	20	113	246	91	23,622	23,959	(1,556)	(13,353)	9,050
Low CQR	-	-	142	142	-	-	142	(19)	-	123
Total	$492	$244	$485	$1,221	$497	$56,154	$57,872	$(3,937)	$(26,277)	$27,658

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2018 and 2017 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

March 31, 2018

High CQR	$175	$527	$423	$1,125	$3,262	$40,896	$45,283	$(30,345)	$14,938
Average CQR	42	409	22	473	394	16,780	17,647	(10,424)	7,223
Low CQR	-	-	62	62	-	-	62	-	62
Total	$217	$936	$507	$1,660	$3,656	$57,676	$62,992	$(40,769)	$22,223

March 31, 2017

High CQR	$183	$663	$755	$1,601	$1,165	$23,359	$26,125	$(12,003)	$14,122
Average CQR	28	5	-	33	555	18,725	19,313	(13,732)	5,581
Low CQR	-	-	3,086	3,086	-	-	3,086	-	3,086
Total	$211	$668	$3,841	$4,720	$1,720	$42,084	$48,524	$(25,735)	$22,789

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

6.	PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2018	March 31, 2017
Furniture, fixtures and equipment	$20,167	$17,132
Vehicles	336	343
Capitalized software	4,772	4,342
Leasehold improvements	5,252	4,680
Total assets	30,527	26,497

Accumulated depreciation and amortization	(23,017)	(19,807)
Property and equipment - net	$7,510	$6,690

For the years ended March 31, 2018, 2017 and 2016, depreciation and amortization expense on property and equipment was $4.1 million, $3.0 million, and $2.3 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2018	March 31, 2017
Other current assets:
Deposits & funds held in escrow	$16,202	$39,161
Prepaid assets	7,031	3,388
Other	392	815
Total other current assets	$23,625	$43,364

Property, equipment and other assets:
Property and equipment, net	$7,510	$6,690
Deferred costs - non-current	9,302	3,536
Other	2,331	1,730
Total property, equipment and other assets	$19,143	$11,956

	March 31, 2018	March 31, 2017
Other current liabilities:
Accrued expenses	$8,339	$7,450
Accrued income taxes payable	175	1,761
Contingent consideration - current	5,806	554
Other	19,050	9,414
Total other current liabilities	$33,370	$19,179

Other liabilities:
Deferred revenue - non-current	$12,910	$4,704
Contingent consideration - long-term	7,707	-
Other	450	2,376
Total other liabilities	$21,067	$7,080

As of March 31, 2018 and 2017 we had deposits and funds held in escrow of $16.2 million and $39.2 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold. The increase as of March 31, 2018 over prior year for other assets – deferred costs of $5.8 million, and $8.2 million for other liabilities deferred revenues is due to an increase in sales of our service contracts which are recognized over the contract term. The increase in other current liabilities other of $9.6 million is due to payments related to financing receivables received from customers as of March 31, 2018, to be forwarded to investors that had purchased these receivable from us.

7.	NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31, 2018	March 31, 2017

Recourse notes payable with interest rate of 4.11% at March 31, 2018 and rates ranging from 3.20% and 4.13% at March 31, 2017.
Current	$1,343	$908
Total recourse notes payable	$1,343	$908

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.04% to 8.45% at March 31, 2018 and ranging from 2.0% to 7.75% as of March 31, 2017.

Current	$40,863	$26,085
Long-term	10,072	10,431
Total non-recourse notes payable	$50,935	$36,516

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.04% and 3.73%, as of March 31, 2018 and March 31, 2017, respectively. The weighted average interest rate for our recourse notes payable was 4.11% and 3.45%, as of March 31, 2018 and March 31, 2017, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $112.1 million and $132.6 million as of March 31, 2018 and 2017, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2018 and 2017. As of March 31, 2018, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

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

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2018. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Recourse and non-recourse notes payable as of March 31, 2018, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2019	$1,343	$40,863
2020	-	8,008
2021	-	2,016
2022	-	48
2023 and thereafter	-	-
	$1,343	$50,935

8.	COMMITMENTS AND CONTINGENCIES

We lease office space and certain office equipment to conduct our business. Annual rent expense relating to these operating leases was $6.7 million, $5.6 million, and $4.9 million for the years ended March 31, 2018, 2017 and 2016, respectively. As of March 31, 2018, the future minimum lease payments are due as follows (in thousands):

Contractual Obligations

Year ending March 31, 2019	$6,356
2020	3,847
2021	2,681
2022	1,837
2023 and thereafter	1,201
Operating lease obligations (1)	$15,922

(1)	Excluding taxes, insurance and common area maintenance charges.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2018, 2017 and 2016 (in thousands, except per share data).

	Year Ended March 31,
	2018	2017	2016
Calculation of earnings per common share - diluted:
Net earnings attributable to common shareholders — basic	$55,122	$50,556	$44,747

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,790	13,867	14,513
Effect of dilutive shares	177	161	175
Weighted average shares common outstanding — diluted	13,967	14,028	14,688

Earnings per common share - basic	$4.00	$3.65	$3.08

Earnings per common share - diluted	$3.95	$3.60	$3.05

10.	STOCKHOLDERS’ EQUITY

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

During the year ended March 31, 2018, we purchased 409,839 shares of our outstanding common stock at an average cost of $77.18 per share for a total purchase price of $31.6 million under the share repurchase plan. We also acquired 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2017, we purchased 656,962 shares of our outstanding common stock at an average cost of $40.81 per share for a total purchase price of $26.8 million under the share repurchase plan. We also purchased 59,472 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

On April 26, 2018, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2018 through May 27, 2019. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. The former repurchase plan expires on August 18, 2018.

11.	SHARE-BASED COMPENSATION

 Share-Based Plans

In each of the years ended March 31, 2018, 2017 and 2016, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). For the year ended March 31, 2018, we also we issued share-based awards and had outstanding shares under the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”)

2008 Director LTIP

On September 15, 2008, our stockholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Director LTIP, 500,000 shares had been authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant.  Upon shareholder approval of the 2017 Director LTIP, which occurred on September 12, 2017, the 2017 Director LTIP replaced the 2008 Director LTIP, and no new awards were made under the 2008 Director LTIP. However, any outstanding awards previously granted under the 2008 Director LTIP continued in effect.

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

2017 Director LTIP

On September 12, 2017, our stockholders approved the 2017 Director LTIP that was adopted by the Board on July 24, 2017. Under the 2017 Director LTIP, 150,000 shares were authorized for grant to non-employee directors. The purpose of the 2017 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant.

Stock Option Activity

During the years ended March 31, 2018, 2017, and 2016, we did not grant any stock options, nor did we have any outstanding stock options.

Restricted Stock Activity

During the year ended March 31, 2018, we granted 535 restricted shares under the 2008 Director LTIP, 5,558 restricted shares under the 2017 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP.

Cumulatively, as of March 31, 2018, we granted a total of 258,143 restricted shares under the 2008 Director LTIP, 5,558 restricted shares under the 2017 Director LTIP, and 749,576 restricted shares under the 2012 Employee LTIP

A summary of the non-vested restricted shares for year ended March 31, 2018 as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2017	371,689	$40.45
Granted	72,623	$80.24
Vested	(156,607)	$38.55
Forfeited	(5,470)	$43.15
Nonvested March 31, 2018	282,235	$51.69

In each of the years ended March 31, 2018, 2017 and 2016, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2018, 2017, and 2016 was $80.24, $43.15, and $40.89, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2018, 2017, and 2016 was $6.0 million, $6.0 million, and $4.7 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2008 Director LTIP, the 2012 Employee LTIP, and the 2017 Director LTIP, allow the Company to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2018, we withheld 57,725 shares of common stock, at a value of $4.4 million, which was included in treasury stock. For the year ended March 31, 2017, the Company had withheld 59,472 shares of common stock, retroactively adjusted, at a value of $2.6 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2018, 2017 and 2016, we recognized $6.5 million, $6.0 million and $5.7 million, respectively, of total share-based compensation expense. We recognized tax benefits related to share based compensation of $2.5 million and $2.3 million for the years ended March 31, 2017 and 2016, respectively, which were included as a reduction to our provision for income taxes. As of March 31, 2018, the total unrecognized compensation expense related to non-vested restricted stock was $9.4 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. We amended the plan effective February 16, 2017 to have employer contributions be fully vested at all times. For the years ended March 31, 2018, 2017 and 2016, our employer contributions for the plan were approximately $2.1 million, $1.9 million and $1.4 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2018, and March 31, 2017. We had no additions or reductions to our gross on certain income tax positions during the year ended March 31, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2015, 2016 and 2017 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended March 31, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, and (2) bonus depreciation that will allow for full expensing of qualified property.  The Tax Act reduces the federal corporate tax rate to 21 percent in the fiscal year ending March 31, 2018.  Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018, will have a blended corporate tax rate of 31.5 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

Our accounting for the effect of the Tax Act is complete.  We have recorded a net benefit to tax expense of $1.7 million.

A reconciliation of income taxes computed at the statutory federal income tax rate of 31.5% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2018	2017	2016

Statutory federal income tax rate	31.5%	35.0%	35.0%
Income tax expense computed at the U.S. statutory federal rate	$26,505	$30,134	$26,513
Effect of federal reduction of statutory rate	$(1,654)
State income tax expense—net of federal benefit	3,842	4,193	3,544
Non-deductible executive compensation	658	512	331
Other	(582)	717	616
Provision for income taxes	$28,769	$35,556	$31,004
Effective income tax rate	34.3%	41.3%	40.9%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Current:
Federal	$23,196	$29,619	$21,361
State	5,377	7,001	6,114
Foreign	240	132	13
Total current expense	28,813	36,752	27,488

Deferred:
Federal	(611)	(622)	3,727
State	154	(432)	(211)
Foreign	413	(142)	-
Total deferred expense (benefit)	(44)	(1,196)	3,516

Provision for income taxes	$28,769	$35,556	$31,004

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2018	2017
Deferred Tax Assets:
Accrued vacation	$1,596	$2,217
Deferred revenue	668	3,107
Foreign net operating loss carryforward	-	462
Reserve for credit losses	607	2,026
Restricted stock	1,270	1,779
Other accruals and reserves	1,497	2,555
Other credits and carryforwards	1,335	1,166
Gross deferred tax assets	6,973	13,312
Less: valuation allowance	(1,335)	(1,270)
Net deferred tax assets	5,638	12,042

Deferred Tax Liabilities:
Basis difference in fixed assets	(1,570)	(1,399)
Basis difference in operating leases	(4,517)	(9,926)
Basis difference in tax deductible goodwill	(1,213)	(2,516)
Total deferred tax liabilities	(7,300)	(13,841)

Net deferred tax liabilities	$(1,662)	$(1,799)

The effective income tax rate for the year ended March 31, 2018 was 34.3%, compared to 41.3% of the previous fiscal year.

As of March 31, 2018, we have state capital loss carryforwards of approximately $1.3 million, which have been fully reserved. The valuation allowance resulted from management's determination, based on available evidence, that it was more likely than not that the state capital loss deferred tax asset balance may not be realized. If not realized, the state capital loss carryforwards will generally expire in 5 years.

As of March 31, 2017, we have a foreign net operating loss of approximately $0.5 million related to operations in the United Kingdom. As of March 31, 2018, we expect to utilize all of the net operating loss. No valuation allowance was recognized as a result of management's determination, based on available evidence, that it was more likely than not that the foreign net operating loss deferred tax asset balance will be realized. The foreign net operating loss is not set to expire.

13.	FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic Fair Value Measurement and Disclosure. Accordingly, we established a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2018 and 2017 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Assets:
Money market funds	$60,385	$60,385	$-	$-

Liabilities:
Contingent consideration	$13,513	$-	$-	$13,513

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-
Liabilities:
Contingent consideration	$554	$-	$-	$554

During the year ended March 31, 2018, we recorded $12.0 million in initial contingent consideration due to business acquisitions and adjustments of $1.5 million that increased the fair value of our liability for contingent consideration. For the year ended March 31, 2017, we recorded an adjustment to increase by $0.2 million the fair value of the contingent consideration. These adjustments were presented within general and administrative expenses in our consolidated statement of operations.

During the years ended March 31, 2018 and 2017, we paid $0.6 million and $0.7 million, respectively, to satisfy the current obligations of the contingent consideration arrangement.

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

Our sum of total consideration transferred is $38.4 million, consisting of $29.8 million paid in cash at closing, less $1.4 million paid back as a working capital adjustment, plus an additional $10.0 million equal to the acquisition date fair value of consideration that is contingent on the acquired business’ future gross profit. The contingent consideration was calculated using the Monte Carlo simulation model based on our projections of future gross profits. The maximum payout of the contingent consideration is $15.0 million paid over 3 years. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

We assigned goodwill related to this transaction of $8.1 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce, an entry into the U.K. and European markets and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill that is expected to be deductible for tax purposes is $5.8 million. The impact to our revenues and net earnings from this acquisition is not material.

15.	SEGMENT REPORTING

The Company’s segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker (“CODM”) for deciding how to allocate resources and for assessing performance. Our CODM is our Chief Executive Officer and President. Our CODM conducts our operations through two operating segments, our technology segment and our financing segment. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial, state and local governments, and government contractors. Our CODM uses several measures to allocate resources and assess performance. Our reported measure is earnings before taxes.

Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2018			2017			2016
Statement of Operations	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Sales of product and services	$1,364,145	$-	$1,364,145	$1,290,228	$-	$1,290,228	$1,163,337	$-	$1,163,337
Financing revenue	-	40,671	40,671	-	34,200	34,200	-	35,091	35,091
Fee and other income	5,387	794	6,181	4,709	252	4,961	5,728	43	5,771
Net sales	1,369,532	41,465	1,410,997	1,294,937	34,452	1,329,389	1,169,065	35,134	1,204,199

Cost of sales, product and services	1,082,245	-	1,082,245	1,025,188	-	1,025,188	931,782	-	931,782
Direct lease costs	-	5,270	5,270	-	4,442	4,442	-	10,360	10,360
Cost of sales	1,082,245	5,270	1,087,515	1,025,188	4,442	1,029,630	931,782	10,360	942,142

Selling, general, and administrative expenses	214,980	13,147	228,127	193,594	11,638	205,232	167,992	10,988	178,980
Depreciation and amortization	9,918	3	9,921	7,243	9	7,252	5,532	16	5,548
Interest and financing costs	-	1,195	1,195	-	1,543	1,543	70	1,708	1,778
Operating expenses	224,898	14,345	239,243	200,837	13,190	214,027	173,594	12,712	186,306

Operating income	62,389	21,850	84,239	68,912	16,820	85,732	63,689	12,062	75,751

Other income and (expense)			(348)			380			-

Earnings before taxes			$83,891			$86,112			$75,751

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$10,461	$5,366	$15,827	$7,365	$4,366	$11,731	$5,641	$10,339	$15,980
Purchases of property, equipment and operating lease equipment	$5,353	$2,237	$7,590	$3,356	$6,202	$9,558	$2,442	$12,026	$14,468

Selected Financial Data - Balance Sheet
Total assets	$541,009	$217,695	$758,704	$533,560	$208,160	$741,720	$427,580	$189,100	$616,680

The geographic information for the years ended March 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016

Net sales:
U.S.	$1,341,449	$1,293,705	$1,186,904
Non U.S.	69,548	35,684	17,295
Total	$1,410,997	$1,329,389	$1,204,199

	As of March 31,
	2018	2017
Long-lived tangible assets:
U.S.	$24,445	$31,450
Non U.S.	494	1,878
Total	$24,939	$33,328

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

For the year ended March 31, 2018 and 2017, sales to a large technology company were approximately 12% and 13% of net sales, respectively, all of which related to our technology segment. No single customer accounted for more than 10% of net sales for the year ended March 31, 2016.

16.	QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Net sales	$367,157	$370,845	$342,569	$330,426	$1,410,997
Cost of sales	289,564	283,274	265,881	248,796	1,087,515
Gross profit	77,593	87,571	76,688	81,630	323,482

Selling, general, and administrative expenses	54,664	56,340	57,134	59,989	228,127
Depreciation and amortization	2,063	2,129	2,894	2,835	9,921
Interest and financing costs	359	274	270	292	1,195
Operating expenses	57,086	58,743	60,298	63,116	239,243
Operating income	20,507	28,828	16,390	18,514	84,239
Other income and (expense)	271	(141)	(131)	(347)	(348)
Earnings before provision for income taxes	20,778	28,687	16,259	18,167	83,891
Provision for income taxes	7,355	11,466	678	9,270	28,769
Net earnings	$13,423	$17,221	$15,581	$8,897	$55,122

Net earnings per common share—Basic (1)	$0.97	$1.24	$1.12	$0.65	$4.00
Net earnings per common share—Diluted (1)	$0.96	$1.23	$1.11	$0.65	$3.95

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

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2016	613	1,500	(1,460)	653
Year Ended March 31, 2017	653	1,530	(1,431)	752
Year Ended March 31, 2018	752	2,579	(2,432)	899

Reserve for Credit Losses:
Year Ended March 31, 2016	5,623	(242)	(188)	5,193
Year Ended March 31, 2017	5,193	277	(78)	5,392
Year Ended March 31, 2018	5,392	462	(3,190)	2,664

Valuation for Deferred Taxes:
Year Ended March 31, 2016	1,223	47	-	1,270
Year Ended March 31, 2017	1,270	-	-	1,270
Year Ended March 31, 2018	1,270	65	-	1,335

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $5.3 million, $4.6 million, and $4.0 million as of March 31, 2018, 2017, and 2016, respectively.

 S-1