Form 10-Q
period 2018-06-30
EPLUS INC
filed 2018-08-09
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 6, 2018 was 13,720,157.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and downward pressure on prices;

•	domestic and international economic regulations uncertainty (e.g. tariffs, North American Free Trade Agreement, and Trans-Pacific Partnership).
•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•
the following challenges and difficulties concerning our offerings of a comprehensive set of solutions integrating product sales, third-party software assurance and maintenance with our advanced professional and managed services, our proprietary software, and financing:

o	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
o	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
o	adapting to meet changes in markets and competitive developments;
o	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
o	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
o	performing professional and managed services competently;
o	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
o	reliance on third parties to perform some of our service obligations to our customers;
•
changes in the Information Technology (“IT”) industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), and software as a service (“SaaS”);

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts or applicable laws or regulations;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
•
our contracts may not be adequate to protect us, and we are subject to audit in which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

•	disruptions or a security breach in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to secure our own customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
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
•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third party patents, and the costs associated with those actions, and, when appropriate, license required technology; and

•
significant changes in accounting standards including changes to the financial reporting of leases, which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies or inaccurate costs and completion dates for our services, which could affect our estimates.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties. For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Item 1A, “Risk Factors” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	June 30, 2018	March 31, 2018
ASSETS	(unaudited)	(as adjusted)

Current assets:
Cash and cash equivalents	$57,480	$118,198
Accounts receivable—trade, net	321,033	268,287
Accounts receivable—other, net	37,628	28,401
Inventories	52,127	39,855
Financing receivables—net, current	70,619	69,936
Deferred costs	14,389	16,589
Other current assets	18,319	23,625
Total current assets	571,595	564,891

Financing receivables and operating leases—net	70,054	68,511
Property, equipment and other assets	17,592	19,143
Goodwill	76,484	76,624
Other intangible assets—net	24,674	26,302
TOTAL ASSETS	$760,399	$755,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$98,672	$106,933
Accounts payable—floor plan	129,577	112,109
Salaries and commissions payable	17,528	19,801
Deferred revenue	36,012	35,648
Recourse notes payable—current	-	1,343
Non-recourse notes payable—current	42,121	40,863
Other current liabilities	22,480	33,370
Total current liabilities	346,390	350,067

Non-recourse notes payable—long term	12,477	10,072
Deferred tax liability—net	1,648	1,662
Other liabilities	20,030	21,067
TOTAL LIABILITIES	380,545	382,868

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,723 outstanding at June 30, 2018 and 13,761 outstanding at March 31, 2018	143	142
Additional paid-in capital	131,693	130,000
Treasury stock, at cost, 575 shares at June 30, 2018 and 467 shares at March 31, 2018	(45,075)	(36,016)
Retained earnings	293,218	277,945
Accumulated other comprehensive income—foreign currency translation adjustment	(125)	532
Total Stockholders’ Equity	379,854	372,603
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,399	$755,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017

	(unaudited)	(as adjusted)

Net sales	$356,532	$373,356
Cost of sales	275,829	295,763
Gross profit	80,703	77,593

Selling, general, and administrative expenses	56,966	54,664
Depreciation and amortization	2,790	2,063
Interest and financing costs	476	359
Operating expenses	60,232	57,086

Operating income	20,471	20,507

Other income	97	271

Earnings before tax	20,568	20,778

Provision for income taxes	5,295	7,355

Net earnings	$15,273	$13,423

Net earnings per common share—basic	$1.14	$0.97
Net earnings per common share—diluted	$1.12	$0.96

Weighted average common shares outstanding—basic	13,434	13,806
Weighted average common shares outstanding—diluted	13,597	14,019

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2018	2017
	(amounts in thousands)

NET EARNINGS	$15,273	$13,423

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(657)	312

Other comprehensive income (loss)	(657)	312

TOTAL COMPREHENSIVE INCOME	$14,616	$13,735

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended June 30,
	2018	2017
	(unaudited)	(as adjusted)
Cash Flows From Operating Activities:
Net earnings	$15,273	$13,423

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,500	3,225
Reserve for credit losses, inventory obsolescence and sales returns	192	283
Share-based compensation expense	1,693	1,507
Payments from lessees directly to lenders—operating leases	(32)	(1,014)
Gain on disposal of property, equipment and leased equipment	(294)	(1,112)
Gain on sale of financing receivables	(1,354)	(2,292)
Other	4	(2)
Changes in:
Accounts receivable	(60,140)	(13,764)
Inventories	(12,440)	3,181
Financing receivables—net	3,749	(3,871)
Deferred costs, other intangible assets and other assets	5,491	(5,994)
Accounts payable	10,102	7,630
Salaries and commissions payable, deferred revenue and other liabilities	(15,776)	(4,650)
Net cash used in operating activities	$(49,032)	$(3,450)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and leased equipment	$1,034	$980
Purchases of property, equipment and operating lease equipment	(1,630)	(1,871)
Purchases of assets to be leased or financed	(7,195)	(3,017)
Issuance of financing receivables	(49,355)	(51,024)
Repayments of financing receivables	15,555	20,630
Proceeds from sale of financing receivables	9,776	28,379
Cash used in acquisitions, net of cash acquired	-	(7,913)
Net cash used in investing activities	$(31,815)	$(13,836)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2018	2017
	(unaudited)	(as adjusted)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$18,802	$4,700
Repayments of non-recourse and recourse notes payable	(5,903)	(467)
Repurchase of common stock	(9,830)	(4,130)
Repayments of financing of acquisitions	(500)	(604)
Net borrowings (repayments) on floor plan facility	17,468	6,320
Net cash provided by financing activities	20,037	5,819

Effect of exchange rate changes on cash	92	(49)

Net Increase (Decrease) in Cash and Cash Equivalents	(60,718)	(11,516)

Cash and Cash Equivalents, Beginning of Period	118,198	109,760

Cash and Cash Equivalents, End of Period	$57,480	$98,244

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$473	$27
Cash paid for income taxes	$5,545	$2,960

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$164	$1,673
Purchase of property, equipment, and operating lease equipment	$(675)	$26
Purchase of assets to be leased or financed	$592	$(3,909)
Issuance of financing receivables	$(19,709)	$(56,791)
Repayment of financing receivables	$-	$4,058
Proceeds from sale of financing receivables	$23,823	$52,023
Financing of acquisitions	$-	$2,072
Borrowing of non-recourse and recourse notes payable	$9,606	$7,605
Repayments of non-recourse and recourse notes payable	$(32)	$(5,958)
Vesting of share-based compensation	$11,345	$10,458

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, April 1, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	70	1	-	-	-	-	1
Share-based compensation	-	-	1,693	-	-	-	1,693
Repurchase of common stock	(108)	-	-	(9,059)	-	-	(9,059)
Net earnings	-	-	-	-	15,273	-	15,273
Foreign currency translation adjustment	-	-	-	-	-	(657)	(657)

Balance, June 30, 2018	13,723	$143	$131,693	$(45,075)	$293,218	$(125)	$379,854

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services, including flexible financing solutions. We focus on state and local governments, middle market and large enterprises in North America and the United Kingdom (“UK”).

BASIS OF PRESENTATION — The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited condensed consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three months ended June 30, 2018 and 2017 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2018 and 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2019 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2018 (“2018 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangible assets, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 40% and 49% of our technology segment’s net sales for the three months ended June 30, 2018 and 2017, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2018, except for changes from the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASU 2014-09”). This Update adds Topic 606, Revenue from Contracts with Customers (“Topic 606”) to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). The updates to our accounting policies from adopting ASU 2014-09 are provided below.

REVENUE RECOGNITION — We recognize the majority of our revenues from the sales of third party products, third party software, third party services, such as maintenance and software support, and from sales of ePlus professional and managed services and hosting ePlus proprietary software. We recognize revenue from these sales under the guidance in Codification Topic 606.

The core principle of Codification Topic 606 is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. We account for a contract under Codification Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance, and collectability of consideration is probable.

Revenues are reported net of sales refunds, including an estimate of future returns based on an evaluation of historical sales returns, current economic conditions, volume, and other relevant factors.

Our contracts with customers may include multiple promises that are distinct performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on its relative standalone selling price. We determine standalone selling prices using expected cost plus margin.

We recognize revenue when (or as) we satisfy a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the nature of each performance obligation, this may be at a point in time or over time, as further described below.

We typically invoice our customers for third party products upon shipment, unless our customers lease the equipment through our financing segment in which case the arrangement is accounted for as a lease in accordance with Cofidication Topic 840, Leases. We typically invoice our customers for third party software upon delivery and third party services at the point of sale, unless our customers finance these assets equipment through our financing segment in which case we record a financing receivable based on the terms of the arrangement.

Sales of third party products

We are the principal in sales of third party products. As such, we recognize sales on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. We recognize revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the product to the customer.

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as bill-and-hold arrangements. In these transactions, we recognize revenue when the customer has signed a bill and hold agreement with us, the product is identified separately as belonging to the customer and, when orders include configuration, such configuration is complete and the product is ready for delivery to the customer.

We recognize sales of leased equipment within our financing segment when control passes to the customer, which is typically the date of sale.

Sales of third party software

We are typically the principal in sales of third party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. We recognize revenue from these sales at the point in time that control passes to the customer, which is usually upon delivery of the software to the customer.

We often sell third party support accompanying third party software. When the third party software benefits the customer only in conjunction with the accompanying support, such as in sales of anti-virus software and support, we consider the third party software and support as inputs to a single performance obligation. The third party controls the service as it is transferred to the customer and therefore we are acting as an agent in these transactions. We recognize revenue from these sales on a net basis when our customer and vendor accept the terms and conditions of the arrangement.

Sales of third party maintenance, software support, and services

We are the agent in sales of third party maintenance, software support, and services as the third party controls the service until it is transferred to the customer. We recognize sales on a net basis equal to the selling price to the customer less the acquisition cost. We recognize revenue from these sales when our customer and vendor accept the terms and conditions of the arrangement.

Sales of ePlus professional and managed services

Our ePlus professional services offerings include assessments, project management, and staging, configuration, and integration. Our ePlus managed service offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, we satisfy our performance obligation and recognize revenue over time.

We provide ePlus professional services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress towards complete satisfaction of the performance obligation. We measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method.

In arrangements for ePlus managed services, our arrangement is typically a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We typically recognize sales from these services on a straight-line basis over the period services are provided.

We host ePlus proprietary software, including OneSource IT+, OneSource Procurement, and OneSource Catalog+, for customers as a service. We recognize the transaction price for the hosting services evenly over the hosting period.

Freight and sales tax

We present freight billed to our customers within sales and the related freight charged to us within cost of sales. We present sales tax collected from customers and remittances to governmental authorities on a net basis.

Financing revenue and other

We account for leases to customers in accordance with Codification Topic 840, Leases. Our accounting for leases is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

We consider whether a lease meets any of the following four criteria as part of classifying the lease at its inception:

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

If a lease meets any of the four lease classification criteria and gives rise to dealer’s profit, we classify the lease as a sales-type lease. For sales-type lease, we recognize sales equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in sales over the lease term in our financing segment.

If a lease meets any of the four lease classification criteria, and does not give rise to dealer’s profit, we classify the lease as a direct financing lease. For direct financing leases, the difference between our gross investment in the lease and the cost of the leased property is deferred as unearned income and recognized as sales over the lease term.

If a lease meets none of the four lease classification criteria, we classify the lease as an operating lease. For operating leases, we recognize the rent charged on the lease as sales on a straight-line basis ratably over the term of the lease agreement.

We may also finance third-party software and third party services for our customers, which are classified as notes receivable. We recognize interest on notes receivable in net sales.

Codification Topic 860 Transfers and Servicing establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the requirements for sale accounting set forth by this subtopic and have therefore been treated in our financial results as sales, where we recognize a net gain or loss on these transactions in sales.

CONTRACT BALANCES — We recognize contract liabilities when cash payments are received or due in advance of our performance.

COSTS OF OBTAINING A CONTRACT — We capitalize costs that are incremental to obtaining customer contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —We adopted ASU 2014-09 on April 1, 2018 using the full retrospective method. Under the full retrospective method, we apply the guidance retrospectively to each prior reporting period presented. The impact from the adopting ASU 2014-09 on our consolidated balance sheet as of March 31, 2018, was a decrease in accounts receivable – trade of $1.9 million, an increase in accounts receivable – other of $1.9 million, a decrease in deferred costs of $3.2 million, and a decrease in deferred revenues of $3.2 million. There is no impact to our retained earnings as of March 31, 2018. The impact on our consolidated statement of operations for the three months ended June 30, 2017 was an increase in net sales and cost of sales by $6.2 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED —In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update requires adoption under a modified retrospective approach and will become effective for us in the quarter ending June 30, 2020. Early adoption is permitted beginning in our quarter ending June 30, 2019. We are currently evaluating the impact of this update on our financial statements.

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

3.	REVENUES

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $21.0 million and $28.1 million of receivables from contracts with customers included within financing receivables as of June 30, 2018 and March 31, 2018, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	June 30, 2018	March 31, 2018
Current (included deferred revenue)	$34,448	$34,643
Non-current (included in other liabilities)	$11,739	$12,699

Revenue recognized from the beginning contract liability balance was $12.8 million and $19.5 million for the three months ended June 30, 2018 and 2017, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus Managed Services, that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands. The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

Remaining nine months of fiscal 2019	$14,868
Fiscal 2020	9,105
Fiscal 2021	4,811
Fiscal 2022	421
Fiscal 2023	153
Fiscal 2024	1
Total remaining performance obligations	$29,359

4.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of assets that we finance for our customers, which we manage as a portfolio of investments. Equipment financed for our customers is accounted for as investments in direct financing, sales-type or operating leases in accordance with Codification Topic 840, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period of time that corresponds with the terms of the leased products.

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

June 30, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$53,777	$74,522	$128,299
Estimated unguaranteed residual value (1)	-	12,031	12,031
Initial direct costs, net of amortization (2)	499	439	938
Unearned income	-	(8,889)	(8,889)
Reserve for credit losses (3)	(486)	(696)	(1,182)
Total, net	$53,790	$77,407	$131,197
Reported as:
Current	$34,408	$36,211	$70,619
Long-term	19,382	41,196	60,578
Total, net	$53,790	$77,407	$131,197

(1)	Includes estimated unguaranteed residual values of $6,271 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $381 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

March 31, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$62,992	$65,943	$128,935
Estimated unguaranteed residual value (1)	-	11,226	11,226
Initial direct costs, net of amortization (2)	375	334	709
Unearned income	-	(8,251)	(8,251)
Reserve for credit losses (3)	(486)	(640)	(1,126)
Total, net	$62,881	$68,612	$131,493
Reported as:
Current	$39,993	$29,943	$69,936
Long-term	22,888	38,669	61,557
Total, net	$62,881	$68,612	$131,493

(1)	Includes estimated unguaranteed residual values of $6,004 thousand for direct financing leases which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $341 thousand.
(3)	For details on reserve for credit losses, refer to Note 5, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	June 30,	March 31,
	2018	2018
Cost of equipment under operating leases	$16,265	$15,683
Accumulated depreciation	(6,789)	(8,729)
Investment in operating lease equipment—net (1)	$9,476	$6,954

(1)	Includes estimated unguaranteed residual values of $2,467 thousand and $1,921 thousand as of June 30, 2018 and March 31, 2018, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2018 and March 31, 2018, we had financing receivables of $52.9 million and $52.0 million, respectively, and operating leases of $7.1 million and $5.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2018 and 2017, we recognized net gains of $1.3 million and $2.3 million, respectively, and total proceeds from these sales were $46.9 million and $85.8 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both June 30, 2018 and March 31, 2018, we had deferred revenue of $0.5 million for servicing. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to terminate the lease early. As of June 30, 2018, our maximum potential future payments related to such guarantees is $0.4 million. We believe the likelihood of making any such payments to be remote.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2018, (in thousands):

	Goodwill	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Balance as of March 31, 2018	$85,297	$(8,673)	$76,624
Foreign currency translations	(140)	-	(140)
Balance as of June 30, 2018	$85,157	$(8,673)	$76,484

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of June 30, 2018 and March 31, 2018 is related to our technology reportable segment, which we also determined to be one reporting unit.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at June 30, 2018 and March 31, 2018 (in thousands):

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$41,839	$(20,324)	$21,515	$41,895	$(18,634)	$23,261
Capitalized software development	5,356	(2,197)	3,159	5,608	(2,567)	3,041
Total	$47,195	$(22,521)	$24,674	$47,503	$(21,201)	$26,302

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense for other intangible assets was $1.8 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively.

6.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2018 and 2017 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	123	-	56	179
Write-offs and other	(1)	-	-	(1)
Balance June 30, 2018	$1,660	$486	$696	$2,842

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	(1)	67	202	268
Write-offs and other	-	(3,021)	(165)	(3,186)
Balance June 30, 2017	$1,278	$480	$716	$2,474

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on of our impairment method were as follows (in thousands):

	June 30, 2018		March 31, 2018
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$424	$696	$424	$640
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$486	$696	$486	$640

Minimum payments:
Ending balance: collectively evaluated for impairment	$53,715	$74,522	$62,930	$65,943
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$53,777	$74,522	$62,992	$65,943

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of June 30, 2018 and March 31, 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2018

High CQR	$421	$316	$2,354	$3,091	$489	$34,158	$37,738	$(3,965)	$(19,831)	$13,942
Average CQR	194	106	181	481	-	36,303	36,784	(3,136)	(19,836)	13,812
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$615	$422	$2,535	$3,572	$489	$70,461	$74,522	$(7,101)	$(39,667)	$27,754

March 31, 2018

High CQR	$143	$40	$43	$226	$224	$33,779	$34,229	$(3,743)	$(17,207)	$13,279
Average CQR	109	31	117	257	171	31,286	31,714	(2,749)	(16,012)	12,953
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$252	$71	$160	$483	$395	$65,065	$65,943	$(6,492)	$(33,219)	$26,232

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as June 30, 2018 and March 31, 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure
		2017
June 30, 2018

High CQR	$3,052	$9	$13	$3,074	$1,994	$37,737	$42,805	$(30,378)	$12,427
Average CQR	223	4	18	245	292	10,373	10,910	(4,978)	5,932
Low CQR	-	-	62	62	-	-	62	-	62
Total	$3,275	$13	$93	$3,381	$2,286	$48,110	$53,777	$(35,356)	$18,421

March 31, 2018

High CQR	$175	$527	$423	$1,125	$3,262	$40,896	$45,283	$(30,345)	$14,938
Average CQR	42	409	22	473	394	16,780	17,647	(10,424)	7,223
Low CQR	-	-	62	62	-	-	62	-	62
Total	$217	$936	$507	$1,660	$3,656	$57,676	$62,992	$(40,769)	$22,223

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2018	March 31, 2018
Other current assets:
Deposits & funds held in escrow	$9,675	$16,202
Prepaid assets	8,236	7,031
Other	408	392
Total other current assets	$18,319	$23,625

Property, equipment and other assets
Property and equipment, net	$7,219	$7,510
Deferred costs	8,506	9,302
Other	1,867	2,331
Total other assets - long term	$17,592	$19,143

Other current liabilities:
Accrued expenses	$6,616	$8,339
Accrued income taxes payable	283	175
Contingent consideration - current	5,835	5,806
Other	9,746	19,050
Total other current liabilities	$22,480	$33,370

Other liabilities:
Deferred revenue	$11,936	$12,910
Contingent consideration - long-term	8,094	7,707
Other	-	450
Total other liabilities - long term	$20,030	$21,067

In the above table, deposits and funds held in escrow related to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30, 2018	March 31, 2018

Recourse notes payable with interest rate of 4.11% at March 31, 2018.
Current	$-	$1,343

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.04% to 8.45% as of June 30, 2018 and March 31, 2018.
Current	$42,121	$40,863
Long-term	12,477	10,072
Total non-recourse notes payable	$54,598	$50,935

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.31% and 4.04%, as of June 30, 2018 and March 31, 2018, respectively. The weighted average interest rate for our recourse notes payable was 4.11% as of March 31, 2018. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $129.6 million and $112.1million as of June 30, 2018 and March 31, 2018, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2018 and March 31, 2018.

As of June 30, 2018, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to, a minimum excess availability of the facility and ePlus Technology, inc’s. minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). We were in compliance with these covenants as of June 30, 2018. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The WFCF facility requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2018, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment, and as an operational function of our accounts payable process.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2018. The amendment also provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year. On July 17, 2018, we elected to temporarily increase the aggregate limit to $325.0 million.

Fair Value

As of June 30, 2018 and March 31, 2018, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings that may arise in the ordinary course of business include, but are not limited to, preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights; claims of breach of contract; employment-related claims; claims by competitors, vendors or customers; claims related to alleged violations of laws and regulations; and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2018 and 2017, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2018	2017

Net earnings attributable to common shareholders - basic and diluted	$15,273	$13,423

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,434	13,806
Effect of dilutive shares	163	213
Weighted average shares common outstanding — diluted	13,597	14,019

Earnings per common share - basic	$1.14	$0.97

Earnings per common share - diluted	$1.12	$0.96

11.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 15, 2017, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning on August 19, 2017 through August 18, 2018. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

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

During the three months ended June 30, 2018, we purchased 70,445 shares of our outstanding common stock at a value of $5.5 million under the share repurchase plan; we also purchased 37,086 shares of common stock at a value of $3.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2017, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we purchased 54,546 shares of common stock at a value of $4.1 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2018, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (3) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). Both of the share-based plans define fair market value as the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the three months ended June 30, 2018, we granted 841 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2017, we granted 282 restricted shares under the 2008 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2018	282,235	$51.69
Granted	70,688	$94.33
Vested	(118,492)	$48.91
Forfeited	(814)	$53.87
Nonvested June 30, 2018	233,617	$66.00

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2018, the Company had withheld 37,086 shares of common stock at a value of $3.6 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2018 and 2017, we recognized $1.7 million and $1.5 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $14.3 million as of June 30, 2018, which will be fully recognized over the next thirty six (36) months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended June 30, 2018 and 2017, our estimated contribution expense for the plan was $0.5 million and $0.6 million, respectively.

13.	INCOME TAXES

We account for our tax positions in accordance with Codification Topic 740, Income Taxes. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely to be sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of June 30, 2018 and June 30, 2017. We had no additions or reductions to our gross unrecognized tax benefits during the three months ended June 30, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2018 and March 31, 2018 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018
Assets:
Money market funds	$18,041	$18,041	$-	$-

Liabilities:
Contingent consideration	$13,929	$-	$-	$13,929

March 31, 2018
Assets:
Money market funds	$60,385	$60,385	$-	$-

Liabilities:
Contingent consideration	$13,513	$-	$-	$13,513

For the three months ended June 30, 2018, we recorded adjustments that increased the fair value of our liability for contingent consideration by $0.4 million. There were no payments made to satisfy the current obligations of the contingent consideration arrangements for the three months ended June 30, 2018.

For the three months ended June 30, 2017, we recorded adjustments that increased the fair value of our liability for contingent consideration by $2.1 million due to a business acquisition, and $0.3 million in payments that were made to satisfy the current obligations of the contingent consideration arrangement from our earlier acquisition of Consolidated IT Services.

15.	SEGMENT REPORTING

Our operations are conducted through two operating segments that are also both reportable segments. Our technology segment includes sales of IT products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial enterprises, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software, and related services to commercial enterprises, state and local governments, and government contractors. We measure the performance of the segments based on operating income.

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	June 30, 2018			June 30, 2017
	Technology	Financing	Total	Technology	Financing	Total
Contracts with customers	$341,459	$596	$342,055	$359,361	$2,815	$362,176
Financing and other	5,405	9,072	14,477	3,538	7,642	11,180
Net sales	346,864	9,668	356,532	362,899	10,457	373,356

Cost of sales	274,081	1,748	275,829	293,266	2,497	295,763
Gross profit	72,783	7,920	80,703	69,633	7,960	77,593

Selling, general, and administrative	54,454	2,512	56,966	51,501	3,163	54,664
Depreciation and amortization	2,789	1	2,790	2,062	1	2,063
Interest and financing costs	-	476	476	-	359	359
Operating expenses	57,243	2,989	60,232	53,563	3,523	57,086

Operating income	15,540	4,931	20,471	16,070	4,437	20,507

Other income			97			271

Earnings before tax			$20,568			$20,778

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,015	$1,485	$4,500	$2,095	$1,130	$3,225
Purchases of property, equipment and operating lease equipment	$1,180	$450	$1,630	$1,091	$780	$1,871

Selected Financial Data - Balance Sheet

Total assets	$557,864	$202,535	$760,399	$577,398	$177,786	$755,184

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended June 30,
	2018	2017
Customer end market:
Technology	$82,817	$89,355
Telecom, Media & Entertainment	46,868	57,405
Financial Services	45,225	38,291
SLED	68,205	77,163
Healthcare	46,450	46,486
All others	57,299	54,199
Net sales	346,864	362,899
Financing and other	(5,405)	(3,538)
Revenue from contracts with customers	$341,459	$359,361

	Three Months Ended June 30,
	2018	2017
Vendor:
Cisco Systems	$139,577	$174,256
NetApp	15,020	15,540
HP Inc. & HPE	20,355	28,360
Arista Networks	19,844	17,451
Juniper	10,431	9,381
All others	141,637	117,911
Net sales	346,864	362,899
Financing and other	(5,405)	(3,538)
Revenue from contracts with customers	$341,459	$359,361

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

16.	BUSINESS COMBINATIONS

Integrated Data Storage, LLC acquisition

On September 15, 2017, our subsidiary ePlus Technology, inc. acquired certain assets and assumed certain liabilities of Integrated Data Storage, LLC (“IDS”) though an asset purchase agreement. Headquartered in Oak Brook, Illinois and with offices in downtown Chicago, Illinois and Indianapolis, Indiana, IDS is an advanced data center solutions provider focused on cloud enablement and managed services, including its proprietary IDS Cloud, which features enterprise-class technology infrastructure coupled with consulting services to support private, hybrid, and public cloud deployments. The acquisition expands ePlus’ footprint in the Midwest and enhances its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

Our sum of total consideration transferred was $38.4 million, consisting of $29.8 million paid in cash at closing, less $1.4 million paid back as a working capital adjustment, plus an additional $10.0 million equal to the acquisition date fair value of consideration that is contingent on the acquired business’ future gross profit. The contingent consideration was calculated using the Monte Carlo simulation model based on our projections of future gross profits. The maximum payout of the contingent consideration is $15.0 million paid over 3 years. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

OneCloud Consulting Inc.

On May 17, 2017, our subsidiary ePlus Technology, inc., acquired 100% of the stock of OneCloud Consulting, Inc. (“OneCloud”). Based in Milpitas, California, and with locations in India, OneCloud is a versatile team of highly trained technology consultants, architects, developers and instructors. OneCloud enables its customers’ cloud and application strategy via professional services, technical education and software development. The acquisition provides us with additional ability to address customers’ need for cloud-based solutions and infrastructure, including DevOps, OpenStack, and other emerging technologies.

Our sum of total consideration transferred was $10.0 million consisting of $7.9 million paid in cash at closing, net of cash acquired, and $2.1 million equal to the fair value of contingent consideration, calculated using the Monte Carlo simulation model. The maximum payout of the contingent consideration is $4.5 million paid over 3 years.

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2018 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report., and in Part II, Item 1A. “Risk Factors” in this Report.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, managed and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 28 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate Cloud, Security and Digital Infrastructure technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security and Digital Infrastructure are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, Microsoft, NetApp, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve month period ended June 30, 2018, the percentage of revenue by customer end market within our technology segment includes technology industry 24%, state and local government and educational institutions (“SLED”) 17%, financial services 15%, telecommunications, media and entertainment 14%, and healthcare 14%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally including physical locations in the United Kingdom (“U.K.”) and India. Our technology segment accounts for 97% of our net sales, and 76% of our operating income, while our financing segment accounts for 3% of our net sales, and 24% of our operating income for the three months ended June 30, 2018.

Key Business Metrics

Our management monitors a number of financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, net earnings per common share, adjusted EBITDA, adjusted EBITDA margin, adjusted gross billings, and non-GAAP net earnings per share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets.

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

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended June 30,
Consolidated	2018	2017
Net sales	$356,532	$373,356

Gross profit	$80,703	$77,593
Gross margin	22.6%	20.8%
Operating income margin	5.7%	5.5%

Net earnings	$15,273	$13,423
Net earnings margin	4.3%	3.6%
Net earnings per common share - diluted	$1.12	$0.96

Non-GAAP: Net earnings (1)	$17,432	$16,834
Non-GAAP: Net earnings per common share - diluted (1)	$1.28	$1.20

Adjusted EBITDA (2)	$25,370	$24,407
Adjusted EBITDA margin	7.1%	6.5%

Purchases of property and equipment used internally	$1,180	$1,091
Purchases of equipment under operating leases	450	780
Total capital expenditures	$1,630	$1,871

Technology Segment
Net sales	$346,864	$362,899
Adjusted gross billings (3)	$482,301	$487,504

Gross profit	$72,783	$69,633
Gross margin	21.0%	19.2%

Operating income	$15,540	$16,070
Adjusted EBITDA (2)	$20,341	$19,886

Financing Segment
Net sales	$9,668	$10,457

Gross profit	$7,920	$7,960

Operating Income	$4,931	$4,437
Adjusted EBITDA (2)	$5,029	$4,521

(1)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share based compensation, and acquisition and integration expenses, and the related tax effects. The presentation of non-GAAP net earnings and non-GAAP net earnings per common share – diluted have been updated to include an adjustment to our tax expense assuming a 21.0% federal income tax rate for US operations.

We use non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income (expense), share based compensation, and acquisition-related amortization expense in calculating non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others to understand and evaluate our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate similar non-GAAP net earnings and non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
	2018	2017
GAAP: Earnings before tax	$20,568	$20,778
Share based compensation	1,693	1,507
Acquisition and integration expense	416	330
Acquisition related amortization expense	1,764	1,121
Other (income) and expense	(97)	(271)
Non-GAAP: Earnings before provision for income taxes	24,344	23,465

GAAP: Provision for income taxes	5,295	7,355
Share based compensation	483	435
Acquisition and integration expense	119	95
Acquisition related amortization expense	474	291
Other (income) expense	(28)	(78)
Tax benefit on restricted stock	569	1,255
Adjustment to U.S. Federal Income Tax rate to 21%	-	(2,722)
Non-GAAP: Provision for income taxes	6,912	6,631

Non-GAAP: Net earnings	$17,432	$16,834

GAAP: Net earnings per common share - diluted	$1.12	$0.96
Non-GAAP: Net earnings per common share - diluted	$1.28	$1.20

(2)
We define adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, share based compensation, acquisition and integration expenses, provision for income taxes, and other income (expense). Segment adjusted EBITDA is defined as operating income calculated in accordance with GAAP, adjusted for interest expense, share based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the adjusted EBITDA calculation. We provide below a reconciliation of adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of adjusted EBITDA divided by net sales.

We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating adjusted EBITDA and adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others to understand and evaluate our operating results. However, our use of adjusted EBITDA and adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA and adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measure.

	Three Months Ended June 30,
Consolidated	2018	2017
Net earnings	$15,273	$13,423
Provision for income taxes	5,295	7,355
Share based compensation	1,693	1,507
Acquisition and integration expense	416	330
Depreciation and amortization	2,790	2,063
Other income	(97)	(271)
Adjusted EBITDA	$25,370	$24,407

Technology Segment
Operating income	$15,540	$16,070
Depreciation and amortization	2,789	2,062
Share based compensation	1,596	1,424
Acquisition and integration expense	416	330
Adjusted EBITDA	$20,341	$19,886

Financing Segment
Operating income	$4,931	$4,437
Depreciation and amortization	1	1
Share based compensation	97	83
Adjusted EBITDA	$5,029	$4,521

(3)
We define adjusted gross billings as our technology segment net sales calculated in accordance with US GAAP, adjusted to exclude the costs incurred related to sales of third party maintenance, software assurance and subscription/SaaS licenses, and services. We have provided below a reconciliation of adjusted gross billings to technology segment net sales, which is the most directly comparable financial measure to this non-GAAP financial measure. The presentation of adjusted gross billings has been updated to align with net sales for our technology segment.

We use adjusted gross billings as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment, and to analyze the changes to our accounts receivable and accounts payable. Our use of adjusted gross billings as an analytical tool has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate adjusted gross billings or a similarly titled measure differently, which may reduce its usefulness as a comparative measure.

	Three Months Ended June 30,
	2018	2017
Technology segment net sales	$346,864	$362,899
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	135,437	124,605
Adjusted gross billings	$482,301	$487,504

Consolidated Results of Operations

During the three months ended June 30, 2018, net sales decreased 4.5%, or $16.8 million, to $356.5 million, compared to $373.4 million for the same period in the prior fiscal year. Adjusted gross billings decreased 1.1%, or $5.2 million, to $482.3 million for the three months ended June 30, 2018 from $487.5 million for the same period in the prior fiscal year. This slight decrease in demand was from customers primarily in the SLED, technology, and telecom, media & entertainment industries, which mostly was offset by increases in demand from the financial services, and health care industries.

Consolidated gross profit rose 4.0% to $80.7 million, compared with $77.6 million for the three months ended June 30, 2017. Consolidated gross margins were 22.6% for the three months ended June 30, 2018, which is an increase of 180 basis points compared to 20.8% for the same period in the prior fiscal year. The increase in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion of third party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher product margins and service revenues.

Our operating expenses for the three months ended June 30, 2018, increased 5.5% to $60.2 million, as compared to $57.1 million for the prior year period. The majority of this increase reflects increased variable compensation as a result of the increase in gross profit, additional employees, and an increase in general and administrative expenses. Our headcount increased by 2.1%, (26 employees) to 1,249 from 1,223 a year ago, due to the acquisition of OneCloud. Selling, general and administrative expenses were 70.6% and 70.4% of gross profit for the three months ended June 30, 2018 and 2017, respectively.

Operating income for the three months ended June 30, 2018 and 2017 was stable at $20.5 million. For the three months ended June 30, 2018, the operating income margin increased 20 basis points to 5.7% from 5.5% for the same period in the prior year.

Consolidated net earnings for the three months ended June 30, 2018 were $15.3 million, an increase of 13.8%, or $1.8 million, over the prior year’s results, due to the lower federal tax rate. Our effective tax rate for the current quarter was 25.7%, compared with 35.4% in the prior year quarter. The lower effective tax rate was due to the December 22, 2017, change in the US tax regulations, which reduced the U.S federal statutory rate to 21%. As a result, the US statutory tax rate for the quarter ended June 30, 2018 was 21.0%, as compared to a blended rate of 35.0% for the same period last year.

Adjusted EBITDA increased $1.0 million, or 3.9%, to $25.4 million and adjusted EBITDA margin increased 60 basis points to 7.1% for the three months ended June 30, 2018, as compared to the prior year period of 6.5%.

Diluted earnings per share increased 16.7%, or $0.16, to $1.12 per share for the three months ended June 30, 2018, as compared to $0.96 per share for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was 25.7%, which includes a tax benefit of $0.6 million related to the vesting of share based compensation during the quarter. Non-GAAP diluted earnings per share increased 6.7% to $1.28 for the three months ended June 30, 2018, as compared to $1.20 for the three months ended June 30, 2017.

Cash and cash equivalents decreased $60.7 million or 51.4% to $57.5 million at June 30, 2018 as compared to $118.2 million as of March 31, 2018. The decrease is primarily the result of an increase in investments in our working capital required for the growth in our technology segment, and $9.1 million paid for the purchase of 107,531 shares of our common stock during the three months ended June 30, 2018. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for IT products.

Our technology segment derives revenue from the sales of new equipment and service engagements. Included in net sales are revenues derived from performing advanced IT professional and managed services that may be sold together with and integral to third-party products and software. Our service engagements are generally governed by statements of work, and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs for which we qualify are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide, as well as internationally in the UK, Canada, Iceland, and Spain. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that alternative accounting policies would have been applied, resulting in a change in financial results. On an ongoing basis, we reevaluate our estimates, including those related to revenue recognition, residual values, vendor incentives, lease classification, goodwill and intangibles, and reserves for credit losses and income taxes specifically relating to uncertain tax positions. We base estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For all such estimates, we caution that future events rarely develop exactly as forecasted, and therefore, these estimates may require adjustment.

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2018 compared to the three months ended June 30, 2017

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$346,864	$362,899	$(16,035)	(4.4%)
Cost of sales	274,081	293,266	(19,185)	(6.5%)
Gross profit	72,783	69,633	3,150	4.5%

Selling, general, and administrative	54,454	51,501	2,953	5.7%
Depreciation and amortization	2,789	2,062	727	35.3%
Operating expenses	57,243	53,563	3,680	6.9%

Operating income	$15,540	$16,070	$(530)	(3.3%)

Adjusted gross billings	$482,301	$487,504	$(5,203)	(1.1%)
Adjusted EBITDA	$20,341	$19,886	$455	2.3%

Net sales: Net sales for the three months ended June 30, 2018, were $346.9 million compared to $362.9 million during the three months ended June 30, 2017, a decrease of 4.4% or $16.0 million. Adjusted gross billings for the three months ended June 30, 2018 were $482.3 million compared to $487.5 million during the three months ended June 30, 2017, a decrease of 1.1% or $5.2 million. The decrease in net sales was due, in part, to a decrease in demand for products and services from customers in the telecom, media & entertainment, technology, and SLED customer end markets, partially offset by increased demand by the financial services industry during the three months ended June 30, 2018, compared to the prior year.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2018, we had open orders of $168.7 million and deferred revenue of $46.8 million. As of June 30, 2017, we had open orders of $187.7 million and deferred revenues of $61.7 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended June 30,
	2018	2017	Change
Revenue by customer end market:
Technology	24%	25%	(1%)
Telecom, Media & Entertainment	14%	15%	(1%)
Financial Services	15%	13%	2%
SLED	17%	19%	(2%)
Healthcare	14%	11%	3%
All others	16%	17%	(1%)
Total	100%	100%

Revenue by vendor:
Cisco Systems	41%	46%	(5%)
NetApp	4%	5%	(1%)
HP Inc. & HPE	6%	7%	(1%)
Juniper Networks	3%	5%	(2%)
Arista Networks	4%	2%	2%
All others	42%	35%	7%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended June 30, 2018 we had an increase in the percentage total revenues from customers in the health care and financial services industries, which were more than offset by decreases in the percentage of total revenues from SLED, technology, telecom, media & entertainment, and technology end markets over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 51% for the trailing twelve-month period ended June 30, 2018, from approximately 58% in the trailing twelve-month period ended June 30, 2017, with the greatest decline in the proportional percentage of total revenues in Cisco product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues.

Cost of sales: The 6.5% decrease in cost of sales was due to the decrease in net sales, combined with a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are recognized on a net basis. Our gross margin increased 180 basis points to 21.2% for the three months ended June 30, 2018, compared to 19.2% in the same period in the prior year due to a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis, as well as lower product margins in the prior year quarter from a large competitively bid project that partially shipped during the period. In addition, vendor incentives earned as a percentage of sales increased 30 basis points for the three months ended June 30, 2018, compared to same period in the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative: Selling, general, and administrative expenses of $54.5 million for the three months ended June 30, 2018, increased by $3.0 million, or 5.7% from $51.5 million the prior year. Salaries and benefits increased $2.2 million, or 5.2% to $45.3 million, compared to $43.1 million during the prior year. Approximately 62% of this increase was due to higher variable compensation due to the increase in gross profit. Our technology segment had 1,206 employees as of June 30, 2018, an increase of 31, or 2.6%, from 1,175 at June 30, 2017. General and administrative expenses increased $0.7 million, or 11.0%, to $7.3 million during the three months ended June 30, 2018, compared to $6.6 million the prior year, due to higher travel expense and software license and maintenance expense.
Depreciation and amortization: Depreciation and amortization increased $0.7 million, or 35.3%, to $2.8 million during the three months ended June 30, 2018 compared to $2.1 million in the prior year, due to the acquisition IDS in September 2017.

Segment operating income: As a result of the foregoing, operating income was $15.5 million, a decrease of $0.5 million, or 3.3%, for the three months ended June 30, 2018 compared to $16.1 million in the prior year period. For the three months ended June 30, 2018, adjusted EBITDA was $20.3 million, an increase of $0.5 million, or 2.3%, compared to $19.9 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Net sales	$9,668	$10,457	$(789)	(7.5%)
Cost of sales	1,748	2,497	(749)	(30.0%)
Gross profit	7,920	7,960	(40)	(0.5%)

Selling,general,and administrative	2,512	3,163	(651)	(20.6%)
Depreciation and amortization	1	1	-	0.0%
Interest and financing costs	476	359	117	32.6%
Operating expenses	2,989	3,523	(534)	(15.2%)
Operating income	$4,931	$4,437	$494	11.1%
Adjusted EBITDA	$5,029	$4,521	$508	11.2%

Net sales: Net sales decreased by $0.8 million, or 7.5%, to $9.7 million for the three months ended June 30, 2018, as compared to prior year results due to lower transactional gains, post contract earnings, and other financing revenues, which partially were offset by higher portfolio earnings. During the quarters ended June 30, 2018 and 2017, we recognized net gains on sales of financial assets of $1.3 million and $2.3 million, respectively, and the fair value of assets received from these sales were $46.8 million and $85.8 million, respectively.

At June 30, 2018, we had $140.7 million in financing receivables and operating leases, compared to $128.2 million as of June 30, 2017, an increase of $12.5 million, or 9.7%.

Cost of sales: Cost of sales decreased $0.7 million for the three months ended June 30, 2018, which consists of depreciation expense from operating leases. Gross profit decreased slightly by 0.5% to $7.9 million, for the three months ended June 30, 2018 compared to the prior year.

Selling, general and administrative: For the three months ended June 30, 2018, selling, general, and administrative expenses decreased by $0.7 million or 20.6%, which was due primarily to a decrease in salary and benefits, and reserves for credit losses expense. Our financing segment had 43 employees as of June 30, 2018, compared to 48 employees as of June 30, 2017.

Interest and financing costs increased by 32.6% to $0.5 million for the three months ended June 30, 2018, compared to the prior year, due to an increase in the average total notes payable outstanding and by higher average interest rates over the three months ended June 30, 2018. Total notes payable were $54.6 million as of June 30, 2018, an increase of $18.1 million or 49.6% compared to $36.5 million as of June 30, 2017. Our weighted average interest rate for non-recourse notes payable was 4.31% and 3.64%, as of June 30, 2018 and 2017, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA increased $0.5 million or 11.1% and 10.9%, respectively, for the three months ended June 30, 2018, over the prior year period.

Consolidated

Other income: Other income decreased by $0.2 million to $0.1 million during the three months ended June 30, 2018, compared to the prior year period, as a result of foreign currency transaction losses.

Income taxes: Our provision for income tax expense was $5.3 million for the three months ended June 30, 2018, as compared to $7.4 million for the same period in the prior year. Our effective income tax rates for the three months ended June 30, 2018 and 2017 were 25.7% and 35.4%, respectively. The reduction in our effective income tax rate was primarily due to the reduction of the US corporate income tax rate from 35% to 21% as a result of the 2017 Tax Cuts and Jobs Act.

Net earnings: The foregoing resulted in net earnings of $15.3 million for the three months ended June 30, 2018, an increase of 13.8%, as compared to $13.4 million during the three months ended June 30, 2017.

Basic and fully diluted earnings per common share were $1.14 and $1.12, for the three months ended June 30, 2018, an increase of 17.5% and 16.7% as compared to $0.97 and $0.96, respectively, for the three months ended June 30, 2017.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2018 was 13.4 million and 13.6 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended June 30, 2017 was 13.8 million and 14.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary sources of liquidity have historically been cash and cash equivalents, internally generated funds from operations, and borrowings, both non-recourse and recourse. We have used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions, and the repurchase of shares of our common stock.

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). ePlus Technology, inc’s agreement with WFCDF has an aggregate credit limit of $250 million.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017. The amendment also provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election or October 31 of that same year. On July 17, 2018, we elected to temporarily increase the aggregate limit to $325.0 million.

There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at June 30, 2018 or June 30, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to WFCDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows. We engage in this payment structure to minimize our interest expense and bank fees in connection with financing the operations of our technology segment.

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next twelve calendar months.

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing, as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, or if our supply of products it delayed or interrupted, our cash flows from operations may be substantially affected.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(49,032)	$(3,450)
Net cash used in investing activities	(31,815)	(13,836)
Net cash provided by financing activities	20,037	5,819
Effect of exchange rate changes on cash	92	(49)

Net Increase (Decrease) in Cash and Cash Equivalents	$(60,718)	$(11,516)

Cash flows from operating activities. Cash used in operating activities totaled $49.0 million during the three months ended June 30, 2018. Net earnings adjusted for the impact of non-cash items was $20.0 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $68.8 million, primarily due to net additions to accounts receivables of $60.1 million, salaries and commissions payable, deferred revenues and other liabilities of $15.9 million, and inventories of $12.4 million, partially offset by reductions in accounts payable of $10.2 million, deferred costs, other intangible assets and other assets of $5.7 million, and financing receivables of $3.7 million.

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

To manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2018	2017

(DSO) Days sales outstanding (1)	53	48
(DIO) Days inventory outstanding (2)	10	19
(DPO) Days payable outstanding (3)	(41)	(42)
Cash conversion cycle	22	25

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our technology segment at the end of the period divided by adjusted gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net for our technology segment at the end of the period divided by cost of adjusted gross billings for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our technology segment at the end of the period divided by Cost of adjusted gross billings for the same three-month period.

Our cash conversion cycle increased to 22 days at June 30, 2018, compared to 26 days at June 30, 2017, primarily driven by a decrease in DIO of 9 days. Our DIO as of June 30, 2018, was primarily impacted by a decrease in average inventory balances of 45.4%, or $39.1 million, primarily due to a large project for one of our major customers in progress during the prior year. Offsetting this decrease in inventory was a $22.1 million decrease in deferred revenues due to payments received for the committed inventory, which are not reflected in our cash conversion cycle calculation. The remaining change our in our cash conversion cycle is due to DSO timing of collections, and due to DPO timing of payments.

Cash flows related to investing activities. Cash used in investing activities was $31.8 million during the three months ended June 30, 2018. Cash used in investing activities during the three months ended June 30, 2018, was primarily driven by issuance of financing receivables of $49.4 million, purchases of assets to be leased or financed of $7.2 million, which was partially offset by cash proceeds from the repayment financing receivable of $15.6 million, and the sale of financing receivables of $9.8 million.

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

Cash flows from financing activities. Cash provided by financing activities was $20.0 million during the three months ended June 30, 2018, which was primarily due to net borrowings of non-recourse and recourse notes payable of $12.9 million, and net borrowing on floor plan facility of $17.5 million, partially offset by cash used for the repurchase of common stock of $9.8 million, and repayment of financing of acquisitions of $0.5 million. Cash provided by financing activities was $5.8 million during the three months ended June 30, 2017, which was primarily due to net borrowings of non-recourse and recourse notes payable of $4.2 million, and net borrowing on floor plan facility of $6.3 million, partially offset by cash used for the repurchase of common stock of $4.1 million, and repayment of financing of acquisitions of $0.6 million.

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. We are able to obtain financing through our traditional lending sources using primarily non-recourse borrowings from third party banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed payments at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid, the lien is released and all further proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk, and the lender’s only recourse, upon default, is against the customer and the specific equipment.

At June 30, 2018, our non-recourse notes payable increased 7.2% to $54.6 million, as compared to $50.9 million at March 31, 2018. There were no recourse notes payable as of June 30, 2018, compared to $1.3 million as of March 31, 2018.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2018, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year. On July 17, 2018, we elected to temporarily increase the aggregate limit to $325.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of June 30, 2018. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end and other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

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

The WFCDF credit facility requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2018, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor Plan Component

Purchases by ePlus Technology, inc. including computer technology products, software, maintenance and services are in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases, we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2018	Balance as of June 30, 2018	Maximum Credit Limit at March 31, 2018	Balance as of March 31, 2018
$250,000	$129,577	$250,000	$112,109

Accounts Receivable Component

ePlus Technology, inc. has an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at June 30, 2018, or March 31, 2018, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of June 30, 2018, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing.

Inflation

For the periods presented herein, inflation has been relatively low, and we believe that inflation has not had a material effect on our results of operations.

Potential Fluctuations in Quarterly Operating Results

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies, IT resellers, software competitors, or our major customers or vendors.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of vendor incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread which is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2018, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have transactions in foreign currencies, primarily in British Pounds, Euros, and Indian Rupees. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our foreign operations are insignificant in relation to total consolidated operations, and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

The UK referendum (“Brexit”) to leave, the European Union could impact revenue items, cost items, tax, immigration, trade, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.
We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit related economic and operational risks will not have a material effect on our results of operations and financial position.

We have assets in the UK, Canada, Iceland, and Spain. As a lessor, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in British pounds, Canadian dollars, Icelandic krona, and Euros. To date, our foreign operations have been insignificant and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights; claims of alleged non-compliance with contract provisions; employment-related claims; claims by competitors, vendors or customers; claims related to alleged violations of laws and regulations; and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable and the amount is reasonably determinable.

Item 1A.	Risk Factors

Except as set forth below, there has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2018 Annual Report.

Rising interest rates may affect our future profitability and our ability to monetize our financing receivables and investments in operating leases.

We finance transactions with our customers utilizing fixed-rate borrowings. If we fund such transactions at inception with a third party lender, we are able to lock an interest rate spread on the transaction between the customer rate and third party rate. However, we may delay funding the transaction, and if interest rates increase in the interim, the interest rate spread will decrease, which will adversely impact our profitability or we may not choose to fund the transaction due to higher interest rates, thus inhibiting our ability to monetize our portfolio to generate cash.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	69,645	$78.14	69,645	20,516	(2)
May 1, 2018 through May 27, 2018	800	$79.93	800	19,716	(3)
May 28, 2018 through May 31, 2018	-	$-	-	519,716	(4)
June 1, 2018 through June 30, 2018	37,086	$95.80	-	519,716	(5)

(1)
Any shares acquired were in open-market purchases, except for 37,086 shares, which were repurchased in June 2018 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2018, the remaining authorized shares to be purchased were 20,516.

(3)
The share purchase authorization in place for the month ended May 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of May 31, 2018, the remaining authorized shares to be purchased were 19,716.

(4)
On April 26, 2018, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2018 and continuing to May 27, 2019. As of May 31, 2018, the remaining authorized shares to be purchased were 519,716 under both authorizations.

(5)
The share purchase authorization in place for the month ended June 30, 2018 had purchase limitations on the number of shares of up to 519,716 shares. As of June 30, 2018, the remaining authorized shares to be purchased were 519,716.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Employment Agreement effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2018).

10.2
Amendment No. 1, effective July 16, 2018, to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron, (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 18, 2018).

10.3	ePlus inc. Cash Incentive Plan, effective April 1, 2018, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 8, 2018	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2018	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)