Form 10-Q
period 2018-09-30
EPLUS INC
filed 2018-11-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 5, 2018 was 13,704,734.

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

•	domestic and international economic regulations uncertainty (e.g., tariffs, North American Free Trade Agreement, and Trans-Pacific Partnership).
•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace; and
•	reliance on third parties to perform some of our service obligations to our customers;
•
changes in the Information Technology (“IT”) industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), and software as a service (“SaaS”);

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	September 30, 2018	March 31, 2018
ASSETS		(as adjusted)

Current assets:
Cash and cash equivalents	$75,647	$118,198
Accounts receivable—trade, net	292,045	268,287
Accounts receivable—other, net	40,312	28,401
Inventories	56,606	39,855
Financing receivables—net, current	86,253	69,936
Deferred costs	16,211	16,589
Other current assets	10,716	23,625
Total current assets	577,790	564,891

Financing receivables and operating leases—net	79,119	68,511
Property, equipment and other assets	18,037	19,143
Goodwill	76,445	76,624
Other intangible assets—net	23,805	26,302
TOTAL ASSETS	$775,196	$755,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$92,830	$106,933
Accounts payable—floor plan	120,771	112,109
Salaries and commissions payable	17,596	19,801
Deferred revenue	35,860	35,648
Recourse notes payable—current	-	1,343
Non-recourse notes payable—current	52,630	40,863
Other current liabilities	20,698	33,370
Total current liabilities	340,385	350,067

Non-recourse notes payable—long term	12,656	10,072
Deferred tax liability—net	1,644	1,662
Other liabilities	21,234	21,067
TOTAL LIABILITIES	375,919	382,868

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,727 outstanding at September 30, 2018 and 13,761 outstanding at March 31, 2018	143	142
Additional paid-in capital	133,561	130,000
Treasury stock, at cost, 578 shares at September 30, 2018 and 467 shares at March 31, 2018	(45,380)	(36,016)
Retained earnings	311,221	277,945
Accumulated other comprehensive income—foreign currency translation adjustment	(268)	532
Total Stockholders’ Equity	399,277	372,603
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$775,196	$755,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

		(as adjusted)		(as adjusted)

Net sales	$345,043	$371,363	$701,575	$744,719
Cost of sales	259,543	283,792	535,372	579,555
Gross profit	85,500	87,571	166,203	165,164

Selling, general, and administrative expenses	57,705	56,340	114,671	111,004
Depreciation and amortization	2,741	2,129	5,531	4,192
Interest and financing costs	484	274	960	633
Operating expenses	60,930	58,743	121,162	115,829

Operating income	24,570	28,828	45,041	49,335

Other income (expense)	322	(141)	419	130

Earnings before tax	24,892	28,687	45,460	49,465

Provision for income taxes	6,889	11,466	12,184	18,821

Net earnings	$18,003	$17,221	$33,276	$30,644

Net earnings per common share—basic	$1.33	$1.24	$2.47	$2.21
Net earnings per common share—diluted	$1.33	$1.23	$2.45	$2.19

Weighted average common shares outstanding—basic	13,494	13,879	13,464	13,843
Weighted average common shares outstanding—diluted	13,586	14,008	13,597	14,021

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(amounts in thousands)

NET EARNINGS	$18,003	$17,221	$33,276	$30,644

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(143)	391	(800)	703

Other comprehensive income (loss)	(143)	391	(800)	703

TOTAL COMPREHENSIVE INCOME	$17,860	$17,612	$32,476	$31,347

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended September 30,
	2018	2017
		(as adjusted)
Cash Flows From Operating Activities:
Net earnings	$33,276	$30,644

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,867	6,745
Reserve for credit losses, inventory obsolescence and sales returns	178	232
Share-based compensation expense	3,561	3,180
Payments from lessees directly to lenders—operating leases	(75)	(1,190)
Gain on disposal of property, equipment and leased equipment	(939)	(5,364)
Gain on sale of financing receivables	(2,584)	(3,498)
Other	2	-
Changes in:
Accounts receivable	(29,287)	(21,694)
Inventories	(16,688)	43,041
Financing receivables—net	(5,922)	2,730
Deferred costs, other intangible assets and other assets	4,920	(8,290)
Accounts payable	2,375	(6,920)
Salaries and commissions payable, deferred revenue and other liabilities	(14,769)	(26,286)
Net cash provided by (used) in operating activities	$(17,085)	$13,330

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment and leased equipment	1,764	7,976
Purchases of property, equipment and operating lease equipment	(6,451)	(3,436)
Purchases of assets to be leased or financed	(8,620)	(3,792)
Issuance of financing receivables	(88,442)	(100,785)
Repayments of financing receivables	33,349	41,087
Proceeds from sale of financing receivables	30,463	43,777
Cash used in acquisitions, net of cash acquired	-	(37,718)
Net cash used in investing activities	$(37,937)	$(52,891)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2018	2017
		(as adjusted)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$27,157	$32,566
Repayments of non-recourse and recourse notes payable	(11,229)	(24,730)
Repurchase of common stock	(10,135)	(4,383)
Repayments of financing of acquisitions	(2,134)	(1,104)
Net borrowings (repayments) on floor plan facility	8,662	(12,395)
Net cash provided by (used) in financing activities	12,321	(10,046)

Effect of exchange rate changes on cash	150	32

Net Increase (Decrease) in Cash and Cash Equivalents	(42,551)	(49,575)

Cash and Cash Equivalents, Beginning of Period	118,198	109,760

Cash and Cash Equivalents, End of Period	$75,647	$60,185

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$945	$254
Cash paid for income taxes	$11,221	$20,041

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$461	$906
Purchase of property, equipment, and operating lease equipment	$(934)	$724
Purchase of assets to be leased or financed	$1,010	$(4,134)
Issuance of financing receivables	$(36,655)	$(66,764)
Repayment of financing receivables	$-	$7,096
Proceeds from sale of financing receivables	$40,265	$70,423
Financing of acquisitions	$-	$(12,050)
Borrowing of non-recourse and recourse notes payable	$37,688	$8,904
Repayments of non-recourse and recourse notes payable	$(63)	$(10,704)
Vesting of share-based compensation	$12,769	$11,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, April 1, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	77	1	-	-	-	-	1
Share-based compensation	-	-	3,561	-	-	-	3,561
Repurchase of common stock	(111)	-	-	(9,364)	-	-	(9,364)
Net earnings	-	-	-	-	33,276	-	33,276
Foreign currency translation adjustment	-	-	-	-	-	(800)	(800)

Balance, September 30, 2018	13,727	$143	$133,561	$(45,380)	$311,221	$(268)	$399,277

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services, and complete lifecycle management services, including flexible financing solutions. We focus on state and local governments, middle market and large enterprises in North America and the United Kingdom (“U.K.”).

BASIS OF PRESENTATION — The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited condensed consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and six months ended September 30, 2018 and 2017 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and six months ended September 30, 2018 and 2017 are not necessarily indicative of results that may be expected for any other interim period, the full fiscal year ending March 31, 2019, or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2018 (“2018 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 45% of our technology segment’s net sales for both the three months ended September 30, 2018 and 2017, and 43% and 47% of our technology segment’s net sales for the six months ended September 30, 2018 and 2017, respectively.

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

REVENUE RECOGNITION — We recognize the majority of our revenues from the sales of third party products, third party software, third party services such as maintenance and software support and from sales of ePlus professional and managed services, and from hosting ePlus proprietary software. We recognize revenue from these sales under the guidance in Codification Topic 606.

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

We typically invoice our customers for third party products upon shipment, unless our customers lease the equipment through our financing segment, in which case the arrangement is accounted for as a lease in accordance with Codification Topic 840, Leases. We typically invoice our customers for third party software upon delivery and third party services at the point of sale, unless our customers finance these assets equipment through our financing segment, in which case we record a financing receivable based on the terms of the arrangement.

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

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. In these transactions, we recognize revenue when the customer has signed a bill-and-hold agreement with us, the product is identified separately as belonging to the customer and, when orders include configuration, such configuration is complete and the product is ready for delivery to the customer.

We recognize sales of leased equipment within our financing segment when control passes to the customer, which is typically the date of sale.

Sales of third party software

We are typically the principal in sales of third party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. We recognize revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the software to the customer.

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

We provide ePlus professional services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. We measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method.

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

If a lease meets any of the four lease classification criteria and gives rise to dealer’s profit, we classify the lease as a sales-type lease. For sales-type leases, we recognize sales equal to the present value of the minimum lease payments discounted using the implicit interest rate in the lease and cost of sales equal to carrying amount of the asset being leased and any initial direct costs incurred, less the present value of the unguaranteed residual. Interest income from the lease is recognized in sales over the lease term in our financing segment.

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

Codification Topic 860 Transfers and Servicing establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the requirements for sale accounting set forth by this topic, and have therefore been treated in our financial results as sales, where we recognize a net gain or loss on these transactions in sales.

CONTRACT BALANCES — We recognize contract liabilities when cash payments are received or due in advance of our performance.

COSTS OF OBTAINING A CONTRACT — We capitalize costs that are incremental to obtaining customer contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —We adopted ASU 2014-09 on April 1, 2018, using the full retrospective method. Under the full retrospective method, we apply the guidance retrospectively to each prior reporting period presented. The impact from the adopting ASU 2014-09 on our consolidated balance sheet as of March 31, 2018, was a decrease in accounts receivable – trade of $1.9 million, an increase in accounts receivable – other of $1.9 million, a decrease in deferred costs of $3.2 million, and a decrease in deferred revenues of $3.2 million. There is no impact to our retained earnings as of March 31, 2018. The impact on our consolidated statement of operations was a decrease in net sales and cost of sales by $0.5 million for the three months ended September 30, 2017 and an increase of $6.7 million in net sales and cost of sales for the six months ended September 30, 2017.

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

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $38.0 million and $28.1 million of receivables from contracts with customers included within financing receivables as of September 30, 2018 and March 31, 2018, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	September 30, 2018	March 31, 2018
Current (included in deferred revenue)	$35,036	$34,643
Non-current (included in other liabilities)	$13,430	$12,699

Revenue recognized from the beginning contract liability balance was $8.1 million and $20.9 million for the three and six months ended September 30, 2018, respectively, and $36.0 million and $55.5 million for the three and six months ended September 30, 2017, respectively.

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

Remaining six months of fiscal 2019	$12,337
Fiscal 2020	12,607
Fiscal 2021	6,837
Fiscal 2022	1,078
Fiscal 2023	302
Fiscal 2024	2
Total remaining performance obligations	$33,163

4.	FINANCING RECEIVABLES AND OPERATING LEASES

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

FINANCING RECEIVABLES—NET

Our financing receivables-net consist of the following (in thousands):

	Notes	Lease-Related	Total Financing
September 30, 2018	Receivables	Receivables	Receivables
Minimum payments	$72,585	$77,825	$150,410
Estimated unguaranteed residual value (1)	-	12,805	12,805
Initial direct costs, net of amortization (2)	629	397	1,026
Unearned income	-	(9,409)	(9,409)
Reserve for credit losses (3)	(483)	(598)	(1,081)
Total, net	$72,731	$81,020	$153,751
Reported as:
Current	$52,409	$33,844	$86,253
Long-term	20,322	47,176	67,498
Total, net	$72,731	$81,020	$153,751

(1)	Includes estimated unguaranteed residual values of $7,074 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $357 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

	Notes	Lease-Related	Total Financing
March 31, 2018	Receivables	Receivables	Receivables
Minimum payments	$62,992	$65,943	$128,935
Estimated unguaranteed residual value (1)	-	11,226	11,226
Initial direct costs, net of amortization (2)	375	334	709
Unearned income	-	(8,251)	(8,251)
Reserve for credit losses (3)	(486)	(640)	(1,126)
Total, net	$62,881	$68,612	$131,493
Reported as:
Current	$39,993	$29,943	$69,936
Long-term	22,888	38,669	61,557
Total, net	$62,881	$68,612	$131,493

(1)	Includes estimated unguaranteed residual values of $6,004 thousand for direct financing leases that have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $341 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2018	March 31, 2018
Cost of equipment under operating leases	$20,738	$15,683
Accumulated depreciation	(9,117)	(8,729)
Investment in operating lease equipment—net (1)	$11,621	$6,954

(1)	Includes estimated unguaranteed residual values of $2,931 thousand and $1,921 thousand as of September 30, 2018 and March 31, 2018, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2018 and March 31, 2018, we had financing receivables of $61.8 million and $52.0 million, respectively, and operating leases of $9.3 million and $5.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During each of the three months ended September 30, 2018 and 2017, we recognized net gains of $1.2 million, and total proceeds from these sales were $47.2 million and $48.3 million, respectively. During the six months ended September 30, 2018 and 2017, we recognized net gains of $2.5 million and $3.5 million, respectively, and total proceeds from these sales were $94.0 million and $134.1 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of September 30, 2018 and March 31, 2018, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing. In a limited number of such sales, we indemnified the assignee in the event that the lessee elected to terminate the lease early. As of September 30, 2018, our maximum potential future payments related to such guarantees is $0.3 million. We believe the likelihood of making any such payments to be remote.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Six Months Ended September 30, 2018			Six Months Ended September 30, 2017
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning Balance	$85,297	$(8,673)	$76,624	$57,070	$(8,673)	$48,397
Acquisitions	-	-	-	27,939	-	27,939
Foreign currency translations	(179)	-	(179)	134	-	134
Ending Balance	$85,118	$(8,673)	$76,445	$85,143	$(8,673)	$76,470

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of September 30, 2018 and March 31, 2018 is related to our technology reportable segment, which we also determined to be one reporting unit.

See Note 16, “Business Combinations” for additional information regarding prior year acquisitions.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following (in thousands):

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$41,974	$(22,026)	$19,948	$41,895	$(18,634)	$23,261
Capitalized software development	6,136	(2,279)	3,857	5,608	(2,567)	3,041
Total	$48,110	$(24,305)	$23,805	$47,503	$(21,201)	$26,302

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense for other intangible assets was $1.8 million and $1.2 million for the three months and $3.1 million and $2.4 million for the six months ended September 30, 2018 and 2017, respectively. The change in the gross carrying amount of other intangible assets is due to foreign exchange translations.

6.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	127	(3)	(42)	82
Write-offs and other	(1)	-	-	(1)
Balance September 30, 2018	$1,664	$483	$598	$2,745

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	(5)	27	133	155
Write-offs and other	-	(3,020)	(164)	(3,184)
Balance September 30, 2017	$1,274	$441	$648	$2,363

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on of our impairment method were as follows (in thousands):

	September 30, 2018		March 31, 2018
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$421	$598	$424	$640
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$483	$598	$486	$640

Minimum payments:
Ending balance: collectively evaluated for impairment	$72,523	$77,825	$62,930	$65,943
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$72,585	$77,825	$62,992	$65,943

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will likely not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of September 30, 2018 and March 31, 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2018

High CQR	$201	$39	$37	$277	$73	$37,216	$37,566	$(4,331)	$(20,572)	$12,663
Average CQR	129	57	50	236	42	39,981	40,259	(3,125)	(24,424)	12,710
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$330	$96	$87	$513	$115	$77,197	$77,825	$(7,456)	$(44,996)	$25,373

March 31, 2018

High CQR	$143	$40	$43	$226	$224	$33,779	$34,229	$(3,743)	$(17,207)	$13,279
Average CQR	109	31	117	257	171	31,286	31,714	(2,749)	(16,012)	12,953
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$252	$71	$160	$483	$395	$65,065	$65,943	$(6,492)	$(33,219)	$26,232

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure
		2017
September 30, 2018

High CQR	$2,422	$45	$745	$3,212	$1,352	$53,978	$58,542	$(43,655)	$14,887
Average CQR	453	13	18	484	629	12,868	13,981	(8,012)	5,969
Low CQR	-	-	62	62	-	-	62	-	62
Total	$2,875	$58	$825	$3,758	$1,981	$66,846	$72,585	$(51,667)	$20,918

March 31, 2018

High CQR	$175	$527	$423	$1,125	$3,262	$40,896	$45,283	$(30,345)	$14,938
Average CQR	42	409	22	473	394	16,780	17,647	(10,424)	7,223
Low CQR	-	-	62	62	-	-	62	-	62
Total	$217	$936	$507	$1,660	$3,656	$57,676	$62,992	$(40,769)	$22,223

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2018	March 31, 2018
Other current assets:
Deposits & funds held in escrow	$4,203	$16,202
Prepaid assets	5,941	7,031
Other	572	392
Total other current assets	$10,716	$23,625

Property, equipment and other assets
Property and equipment, net	$6,936	$7,510
Deferred costs	9,524	9,302
Other	1,577	2,331
Total other assets - long term	$18,037	$19,143

Other current liabilities:
Accrued expenses	$7,081	$8,339
Accrued income taxes payable	283	175
Contingent consideration - current	5,888	5,806
Other	7,446	19,050
Total other current liabilities	$20,698	$33,370

Other liabilities:
Deferred revenue	$13,626	$12,910
Contingent consideration - long-term	7,608	7,707
Other	-	450
Total other liabilities - long term	$21,234	$21,067

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2018	March 31, 2018

Recourse notes payable with interest rate of 4.11% at March 31, 2018.
Current	$-	$1,343

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.04% to 8.45% as of March 31, 2018 and 3.04% to 8.45% as of September 30, 2018.

Current	$52,630	$40,863
Long-term	12,656	10,072
Total non-recourse notes payable	$65,286	$50,935

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.31% and 4.04%, as of September 30, 2018 and March 31, 2018, respectively. The weighted average interest rate for our recourse notes payable was 4.11% as of March 31, 2018. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $120.8 million and $112.1million as of September 30, 2018 and March 31, 2018, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2018 and March 31, 2018.

As of September 30, 2018, the facility had an aggregate limit of $325 million for the two components, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one half percent.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s. minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). We were in compliance with these covenants as of September 30, 2018. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance written notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

The WFCDF facility requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2018, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment, and as an operational function of our accounts payable process.

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

Fair Value

As of September 30, 2018 and March 31, 2018, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net earnings attributable to common shareholders - basic and diluted	$18,003	$17,221	$33,276	$30,644

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,494	13,879	13,464	13,843
Effect of dilutive shares	92	129	133	178
Weighted average shares common outstanding — diluted	13,586	14,008	13,597	14,021

Earnings per common share - basic	$1.33	$1.24	$2.47	$2.21

Earnings per common share - diluted	$1.33	$1.23	$2.45	$2.19

11.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 15, 2017, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning on August 19, 2017, which expired during the current quarter.. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

On April 26, 2018, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2018. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2018, we purchased 70,445 shares of our outstanding common stock at a value of $5.5 million under the share repurchase plan; we also purchased 40,092 shares of common stock at a value of $3.9 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2017, we did not purchase any shares of our outstanding common stock under the share repurchase plan; however, we purchase 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2018, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (3) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). Both of the share-based plans define fair market value as the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the six months ended September 30, 2018, we granted 8,322 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2017, we granted 535 restricted shares under the 2008 Director LTIP, 5,112 restricted shares under the 2017 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2018	282,235	$51.69
Granted	78,169	$94.31
Vested	(133,106)	$49.15
Forfeited	(914)	$58.49
Nonvested September 30, 2018	226,384	$67.87

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. To satisfy this tax withholding obligation, the Company purchased 40,092 shares of the awarded common stock shares at a value of $3.9 million, which we included in treasury stock, during the six months ended September 30, 2018,.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2018 and 2017, we recognized $1.9 million and $1.5 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2018 and 2017, we recognized $3.6 million and $3.0 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $13.2 million as of September 30, 2018, which will be fully recognized over the next thirty three (33) months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For both the three months ended September 30, 2018 and 2017, our estimated contribution expense for the plan was $0.5 million. For the six months ended September 30, 2018 and 2017, our estimated contribution expense for the plan was $1.0 million and $1.1 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of September 30, 2018 and September 30, 2017. We had no additions or reductions to our gross unrecognized tax benefits during the three and six months ended September 30, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

	Recorded Amount	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Assets:
Money market funds	$25,116	$25,116	$-	$-

Liabilities:
Contingent consideration	$13,496	$-	$-	$13,496

March 31, 2018
Assets:
Money market funds	$60,385	$60,385	$-	$-

Liabilities:
Contingent consideration	$13,513	$-	$-	$13,513

For the three and six months ended September 30, 2018, we recorded adjustments to operating expenses that increased the fair value of our liability for contingent consideration by $0.7 million and $1.1 million, respectively. For both the three and six months ended September 30, 2018, we made payments of $1.1 million to satisfy the current obligations of the contingent consideration arrangements.

For the three months ended September 30, 2017, we increased the fair value of our liability for contingent consideration by $10.3 million consisting of establishing a liability from business combinations of $10.0 million and $0.3 million in adjustments recorded to operating expenses. For the six ended September 30, 2017, we increased the fair value of our liability for contingent consideration by $12.4 million consisting of establishing a liability from business combinations of $12.1 million and $0.3 million in adjustments recorded to operating expense. For the three and six months ended September 30, 2017, we made no payments and payments of $0.3 million, respectively, to satisfy the current obligations of contingent consideration arrangements.

15.	SEGMENT REPORTING

Our operations are conducted through two operating segments that are also both reportable segments. Our technology segment includes sales of IT products, third-party software, third-party maintenance, advanced professional and managed services, and our proprietary software to commercial enterprises, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software, and related services to commercial enterprises, state and local governments, and government contractors. We measure the performance of the segments based on operating income.

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	September 30, 2018			September 30, 2017
	Technology	Financing	Total	Technology	Financing	Total

Contracts with customers	$329,682	$1,060	$330,742	$352,843	$4,916	$357,759
Financing and other	5,086	9,215	14,301	5,835	7,769	13,604
Net sales	$334,768	$10,275	$345,043	$358,678	$12,685	$371,363

Cost of sales	257,813	1,730	259,543	281,829	1,963	283,792
Gross Profit	76,955	8,545	85,500	76,849	10,722	87,571

Selling, general, and administrative	55,138	2,567	57,705	53,503	2,837	56,340
Depreciation and amortization	2,740	1	2,741	2,128	1	2,129
Interest and financing costs	-	484	484	-	274	274
Operating expenses	57,878	3,052	60,930	55,631	3,112	58,743

Operating income	19,077	5,493	24,570	21,218	7,610	28,828

Other income (expense)			322			(141)

Earnings befor tax			$24,892			$28,687

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$2,970	$1,397	$4,367	$2,161	$1,359	$3,520
Purchases of property, equipment and operating lease equipment	$1,796	$3,025	$4,821	$955	$610	$1,565

Selected Financial Data - Balance Sheet

Total assets	$565,771	$209,425	$775,196	$563,646	$170,641	$734,287

	Six Months Ended
	September 30, 2018			September 30, 2017
	Technology	Financing	Total	Technology	Financing	Total

Contracts with customers	$671,141	$1,656	$672,797	$712,204	$7,731	$719,935
Financing and other	10,491	18,287	28,778	9,373	15,411	24,784
Net sales	$681,632	$19,943	$701,575	$721,577	$23,142	$744,719

Cost of sales	531,894	3,478	535,372	575,095	4,460	579,555
Gross Profit	149,738	16,465	166,203	146,482	18,682	165,164

Selling, general, and administrative	109,592	5,079	114,671	105,004	6,000	111,004
Depreciation and amortization	5,529	2	5,531	4,190	2	4,192
Interest and financing costs	-	960	960	-	633	633
Operating expenses	115,121	6,041	121,162	109,194	6,635	115,829

Operating income	34,617	10,424	45,041	37,288	12,047	49,335

Other income (expense)			419			130

Earnings befor tax			$45,460			$49,465

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$5,985	$2,882	$8,867	$4,256	$2,489	$6,745
Purchases of property, equipment and operating lease equipment	$2,976	$3,475	$6,451	$2,046	$1,390	$3,436

Selected Financial Data - Balance Sheet

Total assets	$565,771	$209,425	$775,196	$563,646	$170,641	$734,287

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Customer end market:
Technology	$75,417	$91,401	$158,234	$180,755
Telecom, Media & Entertainment	39,412	49,508	86,280	106,913
Financial Services	47,412	52,507	92,638	90,798
SLED	61,391	66,493	129,596	143,656
Healthcare	51,081	44,372	97,531	90,857
All others	60,055	54,397	117,353	108,598
Net sales	334,768	358,678	681,632	721,577

Financing and other	(5,086)	(5,835)	(10,491)	(9,373)

Revenue from contracts with customers	$329,682	$352,843	$671,141	$712,204

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Vendor
Cisco Systems	$152,063	$165,690	$291,300	$339,035
NetApp	9,477	10,433	25,039	25,887
HP Inc. & HPE	16,658	28,377	36,977	56,648
Dell / EMC	19,895	17,485	32,398	30,898
Arista Networks	10,673	7,153	30,471	24,527
Juniper	11,262	14,240	21,660	23,576
All others	114,740	115,300	243,787	221,006
Net sales	334,768	358,678	681,632	721,577

Financing and other	(5,086)	(5,835)	(10,491)	(9,373)

Revenue from contracts with customers	$329,682	$352,843	$671,141	$712,204

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

16.	BUSINESS COMBINATIONS

Integrated Data Storage, LLC acquisition

On September 15, 2017, our subsidiary ePlus Technology, inc. acquired certain assets and assumed certain liabilities of Integrated Data Storage, LLC (“IDS”) though an asset purchase agreement. Headquartered in Oak Brook, Illinois and with offices in downtown Chicago, Illinois and Indianapolis, Indiana, IDS brought us an advanced data center solutions provider focused on cloud enablement and managed services, including its proprietary IDS Cloud, which features enterprise-class technology infrastructure coupled with consulting services to support private, hybrid, and public cloud deployments. The acquisition expanded ePlus’ footprint in the Midwest and enhances its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

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

OneCloud Consulting Inc.

On May 17, 2017, our subsidiary ePlus Technology, inc., acquired 100% of the stock of OneCloud Consulting, Inc. (“OneCloud”). Based in Milpitas, California, and with locations in India, OneCloud brought us a versatile team of highly trained technology consultants, architects, developers and instructors. Though OneCloud, we enable our customers’ cloud and application strategy via professional services, technical education and software development. The acquisition provides us with additional ability to address customers’ need for cloud-based solutions and infrastructure, including DevOps, OpenStack, and other emerging technologies.

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2018 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report, Part II and Item 1A. and “Risk Factors” in our Form 10-Q for the three months ended June 30, 2018.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public, and hybrid cloud in an evolving market. We also provide consulting, professional, managed and complete lifecycle management services including flexible financing solutions. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 28 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate Cloud, Security and Digital Infrastructure technologies, both on premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, and Digital Infrastructure are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HP Inc., HPE, Juniper Networks, Lenovo, Microsoft, NetApp, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Quantum, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay current with emerging technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services, financing, and our proprietary supply chain software is unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy ever-more-sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises in North America and the U.K.. For the trailing twelve month period ended September 30, 2018, the percentage of revenue by customer end market within our technology segment includes technology industry 23%, state and local government and educational institutions (“SLED”) 17%, financial services 15%, healthcare 15%, and telecommunications, media and entertainment 13%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally including physical locations in the U.K. and India. Our technology segment accounts for 97% of our net sales, and 77% of our operating income, while our financing segment accounts for 3% of our net sales, and 23% of our operating income for the six months ended September 30, 2018.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited condensed consolidated financial statements, as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2018	2017	2018	2017
Net sales	$345,043	$371,363	$701,575	$744,719

Gross profit	$85,500	$87,571	$166,203	$165,164
Gross margin	24.8%	23.6%	23.7%	22.2%
Operating income margin	7.1%	7.8%	6.4%	6.6%

Net earnings	$18,003	$17,221	$33,276	$30,644
Net earnings margin	5.2%	4.6%	4.7%	4.1%
Net earnings per common share - diluted	$1.33	$1.23	$2.45	$2.19

Non-GAAP: Net earnings (1)	$20,779	$23,481	$38,211	$40,315
Non-GAAP: Net earnings per common share - diluted (1)	$1.53	$1.68	$2.81	$2.88

Adjusted EBITDA (2)	$29,880	$33,319	$55,250	$57,726
Adjusted EBITDA margin	8.7%	9.0%	7.9%	7.8%

Purchases of property and equipment used internally	$1,796	$955	$2,976	$2,046
Purchases of equipment under operating leases	3,025	610	3,475	1,390
Total capital expenditures	$4,821	$1,565	$6,451	$3,436

Technology Segment
Net sales	$334,768	$358,678	$681,632	$721,577
Adjusted gross billings (3)	$485,856	$504,500	$968,157	$992,004

Gross profit	$76,955	$76,849	$149,738	$146,482
Gross margin	23.0%	21.4%	22.0%	20.3%

Operating income	$19,077	$21,218	$34,617	$37,288
Adjusted EBITDA (2)	$24,284	$25,613	$44,625	$45,499

Financing Segment
Net sales	$10,275	$12,685	$19,943	$23,142

Gross profit	$8,545	$10,722	$16,465	$18,682

Operating Income	$5,493	$7,610	$10,424	$12,047
Adjusted EBITDA (2)	$5,596	$7,706	$10,625	$12,227

(1)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share based compensation, and acquisition and integration expenses, and the related tax effects. The presentation of non-GAAP net earnings and non-GAAP net earnings per common share – diluted have been updated to include an adjustment to our tax expense assuming a statutory income tax rate of 21.0% for US operations.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
GAAP: Earnings before tax	$24,892	$28,687	$45,460	$49,465
Share based compensation	1,868	1,673	3,561	3,180
Acquisition and integration expense	701	689	1,117	1,019
Acquisition related amortization expense	1,719	1,186	3,483	2,307
Other (income) expense	(322)	141	(419)	(130)
Non-GAAP: Earnings before provision for income taxes	28,858	32,376	53,202	55,841

GAAP: Provision for income taxes	6,889	11,466	12,184	18,821
Share based compensation	525	483	1,008	918
Acquisition and integration expense	197	199	316	294
Acquisition related amortization expense	455	309	929	600
Other (income) expense	(90)	41	(118)	(37)
Tax benefit on restricted stock	103	189	672	1,444
Adjustment to U.S. Federal Income Tax rate to 21%	-	(3,792)		(6,514)
Non-GAAP: Provision for income taxes	8,079	8,895	14,991	15,526

Non-GAAP: Net earnings	$20,779	$23,481	$38,211	$40,315

GAAP: Net earnings per common share - diluted	$1.33	$1.23	$2.45	$2.19
Non-GAAP: Net earnings per common share - diluted	$1.53	$1.68	$2.81	$2.88

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

We use adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income in calculating adjusted EBITDA and adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others to understand and evaluate our operating results. However, our use of adjusted EBITDA and adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate adjusted EBITDA and adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as a comparative measure.

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2018	2017	2018	2017
Net earnings	$18,003	$17,221	$33,276	$30,644
Provision for income taxes	6,889	11,466	12,184	18,821
Share based compensation	1,868	1,673	3,561	3,180
Acquisition and integration expense	701	689	1,117	1,019
Depreciation and amortization	2,741	2,129	5,531	4,192
Other (income) expense	(322)	141	(419)	(130)
Adjusted EBITDA	$29,880	$33,319	$55,250	$57,726

Technology Segment
Operating income	$19,077	$21,218	$34,617	$37,288
Depreciation and amortization	2,740	2,128	5,529	4,190
Share based compensation	1,766	1,578	3,362	3,002
Acquisition and integration expense	701	689	1,117	1,019
Adjusted EBITDA	$24,284	$25,613	$44,625	$45,499

Financing Segment
Operating income	$5,493	$7,610	$10,424	$12,047
Depreciation and amortization	1	1	2	2
Share based compensation	102	95	199	178
Adjusted EBITDA	$5,596	$7,706	$10,625	$12,227

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Technology segment net sales	$334,768	$358,678	$681,632	$721,577
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	151,088	145,822	286,525	$270,427
Adjusted gross billings	$485,856	$504,500	$968,157	$992,004

Consolidated Results of Operations

During the three months ended September 30, 2018, net sales decreased 7.1%, or $26.3 million, to $345.0 million, compared to $371.4 million for the same period in the prior fiscal year. For the six months ended September 30, 2018, net sales decreased 5.8%, or $43.1 million to $701.6 million, compared to $744.7 million for the same period in the prior fiscal year. For the three months ended September 30, 2018, net sales decreased from reduced demand from customers primarily in the SLED, technology, telecom, media & entertainment industries, and financial services,  which was partially offset by increases in demand from the healthcare and other industries. For the six months ended September 30, 2018, net sales decreased due to lower demand from customers primarily in the SLED, technology, and telecom, media & entertainment industries, which was partially offset by increases in demand from the healthcare, financial services, and other industries. Also contributing to the decrease in net sales was a decline in financing revenues for both the three and six months ended September 30, 2018, as compared to the prior year periods.

Adjusted gross billings decreased 3.7%, or $18.6 million, to $485.9 million for the three months ended September 30, 2018 from $504.5 million for the same period in the prior fiscal year. For the six months ended September 30, 2018, adjusted gross billings decreased 2.4%, or $23.8 million to $968.2 million, from $992.0 million for the same period in the prior fiscal year. The reduction in adjusted gross billings is due the decline in demand from the same customer end markets as those previously noted for the decline in net sales.

Consolidated gross profit declined 2.4% to $85.5 million, compared with $87.6 million for the three months ended September 30, 2017. Consolidated gross margins were 24.8% for the three months ended September 30, 2018, which is an increase of 120 basis points compared to 23.6% for the same period in the prior fiscal year. The increase in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion of third party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher product margins and service revenues. For the six months ended September 30, 2018, consolidated gross profit rose 0.6% to $166.2 million, compared with $165.2 million for the same period in the prior fiscal year. Consolidated gross margins were 23.7% for the six months ended September 30, 2018, an increase of 150 basis points compared to 22.2% for the same period in the prior fiscal year.

Our operating expenses for the three months ended September 30, 2018, increased 3.7% to $60.9 million, as compared to $58.7 million for the prior year period. For the six months ended September 30, 2018, our operating expenses increased 4.6% to $121.2 million, as compared to $115.8 million, in the same prior year period. These increases were due, in part, to a full period of salaries and benefits from the acquisition of IDS on September 15, 2017.

Operating income for the three months ended September 30, 2018, decreased $4.3 million, or 14.8%, to $24.6 million as compared to $28.8 million. For the three months ended September 30, 2018, the operating income margin decreased 70 basis points to 7.1% from 7.8% for the same period in the prior year. Operating income for the six months ended September 30, 2018, decreased $4.3 million, or 8.7%, to $45.0 million, as compared to $49.3 million for the same period in the prior year. For the six months ended September 30, 2018, the operating income margin decreased 20 basis points to 6.4% from 6.6% for the same period in the prior year.

Our effective tax rate for the current quarter was 27.7%, compared to 40.0% in the prior year quarter. Due in part to this lower tax rate, consolidated net earnings for the three months ended September 30, 2018, were $18.0 million, an increase of 4.5%, or $0.8 million, over the prior year’s results. Our effective tax rate for the six months ending September 30, 2018 was 26.8%, compared to 38.0% for the same period in the prior year, during which time the  consolidated net earnings were $33.3 million, an increase of 8.6%, or $2.6 million, compared to the prior year’s results.

Adjusted EBITDA decreased $3.4 million, or 10.3%, to $29.9 million, and adjusted EBITDA margin decreased 30 basis points to 8.7% for the three months ended September 30, 2018, as compared to the prior year period of 9.0%. For the six months ended September 30, 2018, adjusted EBITDA decreased $2.5 million, or 4.3%, to $55.3 million and the adjusted EBITDA margin increased 10 basis points to 7.9% for the six months ended September 30, 2018, compared to the prior year six month period.

Diluted earnings per share increased 8.1%, or $0.10, to $1.33 per share for the three months ended September 30, 2018, as compared to $1.23 per share for the same period in the prior year. Non-GAAP diluted earnings per share decreased 8.8%, or $0.15, to $1.53 for the three months ended September 30, 2018, as compared to $1.68 for the same period in the prior year.

For the six months ended September 30, 2018, diluted earnings per share increased 11.9%, or $0.26, to $2.45 per share, as compared to $2.19 per share for the same period in the prior year. Non-GAAP diluted earnings per share decreased 2.3% to $2.81 for the six months ended September 30, 2018, as compared to $2.88 for the same period in the prior year.

Cash and cash equivalents decreased $42.6 million, or 36.0%, to $75.6 million at September 30, 2018 as compared to $118.2 million as of March 31, 2018. The decrease is primarily the result of an increase in our working capital required for the growth in our technology segment, and $9.4 million paid for the purchase of 110,537 shares of our common stock during the six months ended September 30, 2018. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers, state and local governments, and higher education institutions on a nationwide and international basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for IT products.

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

Customers who purchase IT equipment and services from us may have customer master agreements, or CMAs, with our company, which stipulate the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place, or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2018, compared to the three and six months ended September 30, 2017

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$334,768	$358,678	$681,632	$721,577
Cost of sales	257,813	281,829	531,894	575,095
Gross profit	76,955	76,849	149,738	146,482

Selling, general, and administrative	55,138	53,503	109,592	105,004
Depreciation and amortization	2,740	2,128	5,529	4,190
Operating expenses	57,878	55,631	115,121	109,194

Operating income	$19,077	$21,218	$34,617	$37,288

Adjusted gross billings	$485,856	$504,500	$968,157	$992,004
Adjusted EBITDA	$24,284	$25,613	$44,625	$45,499

Net sales: Net sales for the three months ended September 30, 2018, were $334.8 million compared to $358.7 million during the three months ended September 30, 2017, a decrease of 6.7%, or $23.9 million. For the six months ended September 30, 2018, net sales were $681.6 million compared to $721.6 million during the same period in the prior year, a decrease of 5.5%, or $39.9 million. The decrease in net sales was due, in part, to a decrease in demand for products and services from customers in the SLED telecom, media & entertainment, and technology customer end markets, partially offset by increased demand by the healthcare, financial services, and other industries during the six months ended September 30, 2018, compared to the prior year. A shift in product mix also contributed to the decrease in net sales for both the three and six months ended September 30, 2018, as we sold a higher proportion of third party software assurance, maintenance and services, which are recognized on a net basis.

Adjusted gross billings for the three months ended September 30, 2018, were $485.9 million compared to $504.5 million during the three months ended September 30, 2017, a decrease of 3.7%, or $18.6 million. For the six months ended September 30, 2018, adjusted gross billings were $968.2 million compared to $992.0 million during the same period in the prior year, a decrease of 2.4%, or $23.8 million. The decrease in adjusted gross billings during the six month period was due, in part, to a decrease in demand for products and services from customers in the telecom, media and entertainment, SLED, and technology industries. Partially offsetting lower demand from these industries was an increase in demand from the healthcare, financial services, and other industries during the six months ended September 30, 2018, compared to the prior year.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2018, we had open orders of $150.3 million and deferred revenue of $48.5 million. As of September 30, 2017, we had open orders of $152.7 million and deferred revenues of $52.8 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended September 30,		Change
	2018	2017
Revenue by customer end market:
Technology	23%	24%	(1%)
Telecom, Media & Entertainment	13%	15%	(2%)
Financial Services	15%	14%	1%
SLED	17%	18%	(1%)
Healthcare	15%	12%	3%
All others	17%	17%	0%
Total	100%	100%

Revenue by vendor:
Cisco Systems	40%	45%	(5%)
NetApp	4%	5%	(1%)
HP Inc. & HPE	5%	7%	(2%)
Dell / EMC	4%	4%	0%
Juniper Networks	3%	5%	(2%)
Arista Networks	4%	3%	1%
All others	40%	31%	9%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended September 30, 2018, we had an increase in the percentage total revenues from customers in the healthcare and financial services industries, which were roughly offset by decreases in the percentage of total revenues from SLED, technology, and telecom, media & entertainment end markets over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 49% for the trailing twelve-month period ended September 30, 2018 from approximately 57% in the trailing twelve-month period ended September 30, 2017, with the greatest decline in the proportional percentage of total revenues in Cisco product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues.

Cost of sales: Cost of sales decreased 8.5% and 7.5% for the three and six months ended September 30, 2018, due to the decrease in net sales, combined with a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services, which are recognized on a net basis. Our gross margin increased 160 basis points to 23.0% for the three months ended September 30, 2018, compared to 21.4% in the same period in the prior year due to a shift in product mix, as we sold a higher proportion of third party software assurance, maintenance and services for which the revenues are presented on a net basis, as well as lower product margins in the prior year quarter from a large competitively bid project that partially shipped during the period. For the six months ended September 30, 2018, our gross margin increased 170 basis points to 22.0%, compared to 20.3% the prior year period.

Vendor incentives earned as a percentage of sales decreased 30 basis points for the three months ended September 30, 2018, compared to same period in the prior year, but remained unchanged as a percentage of sales for the six months ended September 30, 2018, compared to same period in the prior year. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative: Selling, general, and administrative expenses of $55.1 million for the three months ended September 30, 2018, increased $1.6 million, or 3.1%, from $53.5 million the prior year. Salaries and benefits increased $1.6 million, or 3.7%, to $44.6 million, compared to $43.0 million during the prior year, primarily due to higher salaries and healthcare expenses. The increase in salaries was due, in part, to a full quarter including IDS operations, as we completed this acquisition on September 15, 2017. Our technology segment had 1,213 employees as of September 30, 2018, a decrease of 20, or 1.6%, from 1,233 employees at September 30, 2017. General and administrative expenses increased $0.3 million, or 3.0%, to $9.0 million during the three months ended September 30, 2018, compared to $8.7 million the prior year, due to adjustments to the fair value of contingent consideration of $0.7 million this year, up from $0.4 million last year.

Selling, general, and administrative expenses of $109.6 million for the six months ended September 30, 2018, increased $4.6 million, or 4.4%, from $105.0 million the prior year. Salaries and benefits increased $3.8 million, or 4.4%, to $89.9 million, compared to $86.1 million during the prior year due to increased costs of personnel as well as higher variable compensation as a result of the increase in gross profit. The increase in salaries was due, in part, to a full six months including IDS operations, as we completed this acquisition on September 15, 2017. General and administrative expenses increased $1.0 million, or 6.5%, to $16.3 million during the six months ended September 30, 2018, compared to $15.3 million the prior year, due adjustments to the fair value of contingent consideration of $1.1 million this year, up from $0.4 million last year.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 28.8%, to $2.7 million during the three months ended September 30, 2018, compared to $2.1 million in the prior year, due to the IDS acquisition in September 2017. For the six months ended September 30, 2018, depreciation and amortization increased $1.3 million, or 32.0%, to $5.5 million, compared to the same period in the prior year.

Segment operating income: As a result of the foregoing, operating income was $19.1 million, a decrease of $2.1 million, or 10.1%, for the three months ended September 30, 2018, compared to $21.2 million in the prior year period. For the three months ended September 30, 2018, adjusted EBITDA was $24.3 million, a decrease of $1.3 million, or 5.2%, compared to $25.6 million in the prior year period. For the six months ended September 30, 2018, operating income was $34.6 million, a decrease of $2.7 million, or 7.2%, compared to $37.3 million in the prior year period. Adjusted EBITDA was $44.6 million, a decrease of $0.9 million, or 1.9%, for the six months ended September 30, 2018, compared to $45.5 million in the prior year period.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$10,275	$12,685	$19,943	$23,142
Cost of sales	1,730	1,963	3,478	4,460
Gross profit	8,545	10,722	16,465	18,682

Selling, general, and administrative	2,567	2,837	5,079	6,000
Depreciation and amortization	1	1	2	2
Interest and financing costs	484	274	960	633
Operating expenses	3,052	3,112	6,041	6,635
Operating income	$5,493	$7,610	$10,424	$12,047
Adjusted EBITDA	$5,596	$7,706	$10,625	$12,227

Net sales: Net sales decreased by $2.4 million, or 19.0%, to $10.3 million for the three months ended September 30, 2018, as compared to prior year results due to lower post contract earnings, and other financing revenues. Post contract earnings decreased $3.0 million due to the early termination of several large leases in the prior year. Offsetting this decrease was higher portfolio earnings. During the three months ended September 30, 2018 and 2017, we recognized transactional gains of $1.2 million, and total proceeds from these sales were $47.2 million and $48.3 million, respectively.

For the six months ended September 30, 2018, net sales decreased by $3.2 million, or 13.8%, to $19.9 million as compared to prior year results due to lower post contract earnings, transactional gains, and other financing revenues, which partially were offset by higher portfolio earnings. Post contract earnings decreased $3.6 million due to the early termination of several large leases in the prior year. During the six months ended September 30, 2018 and 2017, we recognized net gains of $2.5 million and $3.5 million, respectively, and total proceeds from these sales were $94.0 million and $134.1 million, respectively.

At September 30, 2018, we had $165.4 million in financing receivables and operating leases, compared to $131.8 million as of September 30, 2017, an increase of $33.6 million, or 25.5%.

Cost of sales: Cost of sales decreased $0.2 million and $1.0 million for the three and six months ended September 30, 2018, compared to the same periods in the prior year, respectively, which consists of depreciation expense from operating leases and the cost of off-lease equipment sold. Gross profit decreased by 20.3% to $8.5 million, for the three months ended September 30, 2018, compared to the prior year, and decreased by 11.9% to $16.5 million, for the six months ended September 30, 2018, compared to the prior year.

Selling, general, and administrative: For the three months ended September 30, 2018, selling, general, and administrative expenses decreased $0.3 million, or 9.5%, due to a decrease in variable compensation as a result of the decrease in gross profit. Our financing segment had 42 employees as of September 30, 2018, compared to 49 employees as of September 30, 2017. Selling, general, and administrative expenses decreased by $0.9 million, or 15.4%, for the six months ended September 30, 2018, due to a decrease in variable compensation as a result of the decrease in gross profit, as well as the change in reserves for credit losses.

Interest and financing costs increased by 76.6% to $0.5 million, due to an increase in the average total notes payable outstanding and by higher average interest rates over the three months ended September 30, 2018, compared to the same period in the prior year. For the six months ended September 30, 2018, interest and financing costs increased by 51.7% to $1.0 million compared to the same period in the prior year. Total notes payable were $65.3 million as of September 30, 2018, an increase of $28.2 million or 75.9% compared to $37.1 million as of September 30, 2017. Our weighted average interest rate for non-recourse notes payable was 4.31% and 3.62%, as of September 30, 2018 and 2017, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA decreased $2.1 million, or 27.8% and 27.4%, respectively, for the three months ended September 30, 2018, over the prior year period. For the six months ended September 30, 2018, operating income and adjusted EBITDA decreased $1.6 million or 13.5% and 13.1%, respectively.

Consolidated

Other income: Other income was $0.3 million for the three months ended September 30, 2018, compared to other expense of $0.1 million the prior year period. For the six months ended September 30, 2018 and 2017, other income was $0.4 million and $0.1 million, respectively.

Income taxes: Our provision for income tax expense was $6.9 million and $12.2 million for the three and six months ended September 30, 2018, as compared to $11.5 million and $18.8 million for the same periods in the prior year. Our effective income tax rate for the three and six months ended September 30, 2018, was 27.7% and 26.8%, compared to 40.0% and 38.0% for the three and six months ended September 30, 2017. The reduction in our effective income tax rate was primarily due to the reduction of the U.S. corporate income tax rate from 35% to 21% as a result of the 2017 Tax Cut and Jobs Act.

Net earnings: The foregoing resulted in net earnings of $18.0 million an increase of $0.8 million, or 4.5%, for the three months ended September 30, 2018, as compared to $17.2 million compared to the prior year. For the six months ended September 30, 2018, net earnings were $33.3 million, an increase of $2.6 million, or 8.6%, over the same period in the prior year.

Both basic and fully diluted earnings per common share were $1.33 for the three months ended September 30, 2018, an increase of 7.3% and 8.1%, as compared to $1.24 and $1.23, respectively, for the three months ended September 30, 2017. For the six months ended September 30, 2018, basic and fully diluted earnings per common share were $2.47 and $2.42, an increase of 11.8% and 11.9%, as compared to $2.21 and $2.19 for the same period in the prior year, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for both the three and six months ended September 30, 2018, was 13.5 million and 13.6 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended September 30, 2017, was 13.9 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the six months ended September 30, 2017, was 13.8 million and 14.0 million, respectively.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). ePlus Technology, inc.’s agreement with WFCDF had an aggregate credit limit of $325 million as of September 30, 2018.

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

There are two components of this facility: (1) a floor plan component, and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at September 30, 2018, or September 30, 2017, while the maximum credit limit was $30.0 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Our ability to continue to fund our planned growth, both internally and externally, is dependent upon our ability to generate sufficient cash flow from operations or to obtain additional funds through equity or debt financing, or from other sources of financing as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, or if our supply of products is delayed or interrupted, our cash flows from operations may be substantially affected.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2018	2018
Net cash provided by (used) in operating activities	$(17,085)	$13,330
Net cash used in investing activities	(37,937)	(52,891)
Net cash provided by (used) in financing activities	12,321	(10,046)
Effect of exchange rate changes on cash	150	32

Net Increase (Decrease) in Cash and Cash Equivalents	$(42,551)	$(49,575)

Cash flows from operating activities. Cash used in operating activities totaled $17.1 million during the six months ended September 30, 2018. Net earnings adjusted for the impact of non-cash items was $42.3 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $59.4 million, primarily due to net additions to accounts receivables of $29.3 million, salaries and commissions payable, deferred revenues and other liabilities of $14.8 million, inventories of $16.7 million, and financing receivables of $5.9 million, partially offset by reductions in accounts payable of $2.4 million, and deferred costs, other intangible assets and other assets of $4.9 million..

Cash provided by operating activities totaled $13.3 million during the six months ended September 30, 2017. Net earnings adjusted for the impact of non-cash items was $30.7 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $17.4 million, primarily due to net additions to accounts receivables of $21.7 million, salaries and commissions payable and deferred revenues and other liabilities of $26.3 million, deferred costs, other intangible assets and other assets of $8.3 million, and accounts payable of $6.9 million, partially offset by reductions in inventories of $43.0 million and financing receivables of $2.7 million.

To manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2018	2017

(DSO) Days sales outstanding (1)	60	52
(DIO) Days inventory outstanding (2)	11	15
(DPO) Days payable outstanding (3)	(46)	(44)
Cash conversion cycle	25	23

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

Our cash conversion cycle increased to 25 days at September 30, 2018, compared to 23 days at September 30, 2017, primarily driven by an increase in DSO of 8 days due to the timing of collections. The increase in our cash conversion cycle was partially offset by a decrease in DIO as of September 30, 2018, as a result of a decrease in average inventory balances of 31.2%, or $22.5 million.

Cash flows related to investing activities. Cash used in investing activities was $37.9 million during the six months ended September 30, 2018. Cash used in investing activities during the six months ended September 30, 2018, was primarily driven by issuance of financing receivables of $88.4 million, purchases of assets to be leased or financed of $8.6 million, and purchases of property, equipment, and operating lease equipment of $6.5 million , which was partially offset by cash proceeds from the repayment financing receivable of $33.3 million, and the sale of financing receivables of $30.5 million, and sale of property, equipment, and leased equipment of $1.8 million.

Cash used in investing activities was $52.9 million during the six months ended September 30, 2017. Cash used in investing activities during the six months ended September 30, 2017, was primarily driven by acquisitions of $37.7 million, net issuance and repayment of financing receivables of $59.7 million, purchases of assets to be leased or financed of $3.8 million, and purchases of property, equipment, software, and operating lease equipment of $3.4 million, which was partially offset by the sale of financing receivables of $43.8 million, and proceeds from sale of property, equipment, and operating leases of $8.0 million

Cash flows from financing activities. Cash provided by financing activities was $12.3 million during the six months ended September 30, 2018, which was primarily due to net borrowings of non-recourse and recourse notes payable of $15.9 million, and net borrowing on floor plan facility of $8.7 million, partially offset by cash used for the repurchase of common stock of $10.1 million, and repayment of financing of acquisitions of $2.1 million. Cash used in financing activities was $10.0 million during the six months ended September 30, 2017, which was primarily due to net borrowing on floor plan facility of $12.4 million, cash used for the repurchase of common stock of $4.4 million, and repayment of financing of acquisitions of $1.1 million, partially offset by net borrowings of non-recourse and recourse notes payable of $7.8 million.

Non-Cash Activities

We assign contractual payments due under lease and financing agreements to third-party financial institutions, which are accounted for as non-recourse notes payable. As a condition to the assignment agreement, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, if the structure of the agreement does not require a trust, the customer will continue to make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either assignment structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender to pay down the corresponding non-recourse notes payable. However, these assignment structures are classified differently within our consolidated statements of cash flows. More specifically, we are required to exclude non-cash transactions from our consolidated statement of cash flows, so certain contractual payments made by the customer to the trust are excluded from our operating cash receipts and the corresponding repayment of the non-recourse notes payable from the trust to the third-party financial institution are excluded from our cash flows from financing activities. Contractual payments received by the trust and paid to the lender on our behalf are disclosed as a non-cash financing activity.

Liquidity and Capital Resources

We may use non-recourse notes payable to finance approximately 80% to 100% of the purchase price of the assets being leased or financed by our customers. Any balance of the purchase price remaining after non-recourse funding and any upfront payments received from the customer (our equity investment in the equipment) must generally be financed by cash flows from our operations, the sale of the equipment leased to third parties, or other internal means. Although we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all.

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

At September 30, 2018, our non-recourse notes payable increased 28.2% to $65.3 million, as compared to $50.9 million at March 31, 2018. There was no recourse notes payable as of September 30, 2018, compared to $1.3 million as of March 31, 2018.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2018, the facility had an aggregate limit of the two components of $325.0 million with an accounts receivable sub-limit of $30.0 million.

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

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable, and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of September 30, 2018. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2018	Balance as of September 30, 2018	Maximum Credit Limit at March 31, 2018	Balance as of March 31, 2018
$325,000	$120,771	$250,000	$112,109

Accounts Receivable Component

ePlus Technology, inc. has an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at September 30, 2018, or March 31, 2018, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of September 30, 2018, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs, and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report, and subsequent Forms 10-Q for our fiscal year 2019.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful, and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread which is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We use our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of September 30, 2018, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have transactions in foreign currencies, primarily in British Pounds, Euros, and Indian Rupees. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in our subsidiary’s functional currency. To date, our foreign operations are insignificant in relation to total consolidated operations, and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

The U.K. referendum (“Brexit”) to leave the European Union could impact revenue items, cost items, tax, immigration, trade, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

We have determined that our foreign currency exposure for our United Kingdom operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit-related economic and operational risks will not have a material effect on our results of operations and financial position.

We have assets in the UK, Canada, Iceland, and Spain. As a lessor, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in British pounds, Canadian dollars, Icelandic krona, and Euros. To date, our foreign operations have been insignificant in relation to total consolidated operations, and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance, and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. Legal proceedings that may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights; claims of alleged non-compliance with contract provisions; employment-related claims; claims by competitors, vendors or customers; claims related to alleged violations of laws and regulations; and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections, such as rights to indemnifications and limitations of liability.

Additionally, we may from time to time receive payouts resulting from claims we submit in legal proceedings, such as when a customer or vendor has filed bankruptcy, or in class action lawsuits.

We provide for costs relating to contingencies when a loss is probable and the amount is reasonably determinable. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2018 Annual Report and Item 1A. “Risk Factors” in our Form 10-Q for the three months ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	69,645	$78.14	69,645	20,516	(2)
May 1, 2018 through May 27, 2018	800	$79.93	800	19,716	(3)
May 28, 2018 through May 31, 2018	-	$-	-	519,716	(4)
June 1, 2018 through June 30, 2018	37,086	$95.80	-	519,716	(5)
July 1, 2018 through July 31, 2018	3,006	$102	-	519,716	(6)
August 1, 2018 through August 18, 2018	-	$-	-	519,716	(7)
August 19, 2018 through August 31, 2018	-	$-	-	500,000	(8)
September 1, 2018 through September 30, 2018	-	$-	-	500,000	(9)

(1)
Any shares acquired were in open-market purchases, except for 37,086 shares repurchased in June and 3,006 repurchased in July 2018 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

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

(5)
The share purchase authorizations in place for the month ended June 30, 2018 had purchase limitations on the number of shares of up to 519,716 shares. As of June 30, 2018, the remaining authorized shares to be purchased were 519,716.

(6)
The share purchase authorizations in place for the month ended July 31, 2018 had purchase limitations on the number of shares of up to 519,716 shares. As of July 31, 2018, the remaining authorized shares to be purchased were 519,716.

(7)
The share purchase authorization in place for outstanding common stock over a 12-month period expired on August 18, 2018, which had a remaining unused authorization for the repurchase of 19,716 shares. As of August 18, 2018, the remaining authorized shares to be purchased were 519,716.

(8)
The share purchase authorization in place for the month ended August 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2018, the remaining authorized shares to be purchased were 500,000.

(9)
The share purchase authorization in place for the month ended September 30, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2018, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008)

3.2	Amended and Restated Bylaws of ePlus inc., as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 7, 2018	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2018	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)