Form 10-Q
period 2018-12-31
EPLUS INC
filed 2019-02-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 4, 2019 was 13,611,225.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31, 2018	March 31, 2018
ASSETS		(as adjusted)

Current assets:
Cash and cash equivalents	$84,334	$118,198
Accounts receivable—trade, net	324,695	268,287
Accounts receivable—other, net	34,245	28,401
Inventories	51,395	39,855
Financing receivables—net, current	94,023	69,936
Deferred costs	16,537	16,589
Other current assets	7,933	23,625
Total current assets	613,162	564,891

Financing receivables and operating leases—net	68,058	68,511
Property, equipment and other assets	17,843	19,143
Goodwill	76,401	76,624
Other intangible assets—net	22,725	26,302
TOTAL ASSETS	$798,189	$755,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$100,270	$106,933
Accounts payable—floor plan	124,558	112,109
Salaries and commissions payable	20,456	19,801
Deferred revenue	39,444	35,648
Recourse notes payable—current	-	1,343
Non-recourse notes payable—current	58,106	40,863
Other current liabilities	18,397	33,370
Total current liabilities	361,231	350,067

Non-recourse notes payable—long term	8,461	10,072
Deferred tax liability—net	1,438	1,662
Other liabilities	17,882	21,067
TOTAL LIABILITIES	389,012	382,868

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,640 outstanding at December 31, 2018 and 13,761 outstanding at March 31, 2018	143	142
Additional paid-in capital	135,418	130,000
Treasury stock, at cost, 664 shares at December 31, 2018 and 467 shares at March 31, 2018	(51,899)	(36,016)
Retained earnings	326,085	277,945
Accumulated other comprehensive income—foreign currency translation adjustment	(570)	532
Total Stockholders’ Equity	409,177	372,603
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,189	$755,471

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)

Net sales	$345,664	$344,225	$1,047,239	$1,088,944
Cost of sales	262,751	267,537	798,123	847,092
Gross profit	82,913	76,688	249,116	241,852

Selling, general, and administrative	59,728	57,134	174,399	168,138
Depreciation and amortization	2,719	2,894	8,250	7,086
Interest and financing costs	443	270	1,403	903
Operating expenses	62,890	60,298	184,052	176,127

Operating income	20,023	16,390	65,064	65,725

Other income (expense)	721	(131)	1,140	(1)

Earnings before tax	20,744	16,259	66,204	65,724

Provision for income taxes	5,880	678	18,064	19,499

Net earnings	$14,864	$15,581	$48,140	$46,225

Net earnings per common share—basic	$1.10	$1.12	$3.57	$3.34
Net earnings per common share—diluted	$1.10	$1.11	$3.54	$3.30

Weighted average common shares outstanding—basic	13,471	13,851	13,467	13,845
Weighted average common shares outstanding—diluted	13,544	13,990	13,592	14,022

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(amounts in thousands)

NET EARNINGS	$14,864	$15,581	$48,140	$46,225

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(302)	75	(1,102)	778

Other comprehensive income (loss)	(302)	75	(1,102)	778

TOTAL COMPREHENSIVE INCOME	$14,562	$15,656	$47,038	$47,003

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended December 31,
	2018	2017
		(as adjusted)
Cash Flows From Operating Activities:
Net earnings	$48,140	$46,225

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,341	11,324
Reserve for credit losses, inventory obsolescence, and sales returns	269	286
Share-based compensation expense	5,418	4,856
Deferred taxes	(215)	(3,058)
Payments from lessees directly to lenders—operating leases	(118)	(1,325)
Gain on disposal of property, equipment, and leased equipment	(1,307)	(7,555)
Gain on sale of financing receivables	(5,030)	(4,625)
Other	-	1
Changes in:
Accounts receivable	(56,769)	(10,271)
Inventories	(11,674)	43,332
Financing receivables—net	(1,070)	(13,045)
Deferred costs, other intangible assets, and other assets	3,971	(22,049)
Accounts payable	16,062	18,406
Salaries and commissions payable, deferred revenue, and other liabilities	(8,846)	(13,678)
Net cash provided by operating activities	$2,172	$48,824

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment, and leased equipment	2,550	9,967
Purchases of property, equipment, and operating lease equipment	(8,492)	(6,298)
Purchases of assets to be leased or financed	(13,941)	(5,716)
Issuance of financing receivables	(140,307)	(138,160)
Repayments of financing receivables	55,198	59,029
Proceeds from sale of financing receivables	56,983	64,103
Cash used in acquisitions, net of cash acquired	-	(37,718)
Net cash used in investing activities	$(48,009)	$(54,793)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2018	2017
		(as adjusted)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$40,693	$39,365
Repayments of non-recourse and recourse notes payable	(17,447)	(27,269)
Repurchase of common stock	(16,261)	(13,399)
Repayments of financing of acquisitions	(7,634)	(1,604)
Net borrowings (repayments) on floor plan facility	12,450	(24,851)
Net cash provided by (used) in financing activities	11,801	(27,758)

Effect of exchange rate changes on cash	172	72

Net Decrease in Cash and Cash Equivalents	(33,864)	(33,655)

Cash and Cash Equivalents, Beginning of Period	118,198	109,760

Cash and Cash Equivalents, End of Period	$84,334	$76,105

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,364	$421
Cash paid for income taxes	$18,269	$29,987

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$483	$3,463
Purchases of property, equipment, and operating lease equipment	$(2,704)	$(751)
Purchases of assets to be leased or financed	$2,437	$(7,225)
Issuance of financing receivables	$(96,406)	$(74,907)
Repayments of financing receivables	$-	$9,572
Proceeds from sale of financing receivables	$88,119	$83,954
Financing of acquisitions	$-	$(12,050)
Borrowing of non-recourse and recourse notes payable	$65,042	$8,904
Repayments of non-recourse and recourse notes payable	$(118)	$(14,465)
Vesting of share-based compensation	$12,795	$12,010
Repurchase of common stock included in accounts payable	$(393)	$(766)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, April 1, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	75	1	-	-	-	-	1
Share-based compensation	-	-	5,418	-	-	-	5,418
Repurchase of common stock	(196)	-	-	(15,883)	-	-	(15,883)
Net earnings	-	-	-	-	48,140	-	48,140
Foreign currency translation adjustment	-	-	-	-	-	(1,102)	(1,102)

Balance, December 31, 2018	13,640	$143	$135,418	$(51,899)	$326,085	$(570)	$409,177

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

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2018 and 2017 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and nine months ended December 31, 2018 and 2017 are not necessarily indicative of results that may be expected for any other interim period, the full fiscal year ending March 31, 2019, or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2018 (“2018 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 40% and 39% of our technology segment’s net sales for the three months ended December 31, 2018 and 2017, respectively, and 42% and 45% of our technology segment’s net sales for the nine months ended December 31, 2018 and 2017, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2018, except for changes from the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASU 2014-09”). This Update adds Topic 606, Revenue from Contracts with Customers (“Codification Topic 606”) to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). The updates to our accounting policies from adopting ASU 2014-09 are provided below.

REVENUE RECOGNITION — We recognize our revenues from the sales of third party products, third party software, third-party services such as maintenance and software support, ePlus professional and managed services, and hosting ePlus proprietary software. We recognize revenue from these sales under the guidance in Codification Topic 606.

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

Our contracts with customers may include multiple promises that are distinct performance obligations. For such arrangements, we allocate the transaction price to each performance obligation based on its relative standalone selling price. We determine standalone selling prices using expected cost-plus margin.

We recognize revenue when (or as) we satisfy a performance obligation by transferring a promised good or service to a customer. A good or service is transferred when (or as) the customer obtains control of that good or service. Depending on the nature of each performance obligation, this may be at a point in time or over time, as further described below.

We typically invoice our customers for third party products upon shipment, unless our customers lease the equipment through our financing segment, in which case the arrangement is accounted for as a lease in accordance with Codification Topic 840, Leases. We typically invoice our customers for third-party software upon delivery and third-party services at the point of sale, unless our customers finance these assets equipment through our financing segment, in which case we record a financing receivable based on the terms of the arrangement.

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

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. In these transactions, we recognize revenue when the customer has signed a bill-and-hold agreement with us, the product is identified separately as belonging to the customer and, when orders include configuration, such configuration is complete, and the product is ready for delivery to the customer.

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

We often sell third party support accompanying third party software. When the third-party software benefits the customer only in conjunction with the accompanying support, such as in sales of anti-virus software and support, we consider the third-party software and support as inputs to a single performance obligation. The third party controls the service as it is transferred to the customer and therefore we are acting as an agent in these transactions. We recognize revenue from these sales on a net basis when our customer and vendor accept the terms and conditions of the arrangement.

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

We may also finance third-party software and third-party services for our customers, which are classified as notes receivable. We recognize interest on notes receivable in net sales.

Codification Topic 860, Transfers and Servicing establishes criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as secured borrowing. Certain assignments of notes receivable and direct finance and sales-type leases we make on a non-recourse basis meet the requirements for sale accounting set forth by this topic and have therefore been treated in our financial results as sales, where we recognize a net gain or loss on these transactions in sales.

CONTRACT BALANCES — We recognize contract liabilities when cash payments are received or due in advance of our performance.

COSTS OF OBTAINING A CONTRACT — We capitalize costs that are incremental to obtaining customer contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —We adopted ASU 2014-09 on April 1, 2018, using the full retrospective method. Under the full retrospective method, we apply the guidance retrospectively to each prior reporting period presented. The impact from the adopting ASU 2014-09 on our consolidated balance sheet as of March 31, 2018, was a decrease in accounts receivable – trade of $1.9 million, an increase in accounts receivable – other of $1.9 million, a decrease in deferred costs of $3.2 million, and a decrease in deferred revenues of $3.2 million. There is no impact to our retained earnings as of March 31, 2018. The impact on our consolidated statement of operations was an increase in net sales and cost of sales by $1.7 million for the three months ended December 31, 2017 and an increase of $8.4 million in net sales and cost of sales for the nine months ended December 31, 2017.

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

In November 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases. This update also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional transition option by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt this update in our quarter ending June 30, 2019 using this new transition option. We anticipate one effect of adopting this update will be recognizing right-of-use assets and corresponding lease liabilities for leases where we are the lessee, primarily comprised of leases for facilities. We are continuing to assess all implications of this update on our financial statements both as a lessee and a lessor.

3.	REVENUES

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $17.1 million and $28.1 million of receivables from contracts with customers included within financing receivables as of December 31, 2018 and March 31, 2018, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	December 31, 2018	March 31, 2018
Current (included in deferred revenue)	$38,539	$34,643
Non-current (included in other liabilities)	$13,682	$12,699

Revenue recognized from the beginning contract liability balance was $7.3 million and $28.2 million for the three and nine months ended December 31, 2018, respectively, and $2.3 million and $57.8 million for the three and nine months ended December 31, 2017, respectively.

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

Remaining three months of fiscal 2019	$11,932
Fiscal 2020	12,892
Fiscal 2021	6,839
Fiscal 2022	1,078
Fiscal 2023	302
Fiscal 2024	2
Total remaining performance obligations	$33,045

4.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of assets that we finance for our customers, which we manage as a portfolio of investments. Equipment financed for our customers is accounted for as investments in direct financing, sales-type or operating leases in accordance with Codification Topic 840, Leases. We also finance third-party software, maintenance, and services for our customers, which are classified as notes receivables. Our notes receivables are interest bearing and are often due over a period that corresponds with the terms of the leased products.

FINANCING RECEIVABLES—NET

Our financing receivables-net consist of the following (in thousands):

December 31, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$69,898	$76,825	$146,723
Estimated unguaranteed residual value (1)	-	13,180	13,180
Initial direct costs, net of amortization (2)	582	392	974
Unearned income	-	(10,228)	(10,228)
Reserve for credit losses (3)	(536)	(509)	(1,045)
Total, net	$69,944	$79,660	$149,604
Reported as:
Current	$53,150	$40,873	$94,023
Long-term	16,794	38,787	55,581
Total, net	$69,944	$79,660	$149,604

(1)	Includes estimated unguaranteed residual values of $8,407 thousand for direct financing leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $313 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

March 31, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$62,992	$65,943	$128,935
Estimated unguaranteed residual value (1)	-	11,226	11,226
Initial direct costs, net of amortization (2)	375	334	709
Unearned income	-	(8,251)	(8,251)
Reserve for credit losses (3)	(486)	(640)	(1,126)
Total, net	$62,881	$68,612	$131,493
Reported as:
Current	$39,993	$29,943	$69,936
Long-term	22,888	38,669	61,557
Total, net	$62,881	$68,612	$131,493

(1)	Includes estimated unguaranteed residual values of $6,004 thousand for direct financing leases that have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $341 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2018	March 31, 2018
Cost of equipment under operating leases	$22,451	$15,683
Accumulated depreciation	(9,974)	(8,729)
Investment in operating lease equipment—net (1)	$12,477	$6,954

(1)	Includes estimated unguaranteed residual values of $3,133 thousand and $1,921 thousand as of December 31, 2018 and March 31, 2018, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2018, and March 31, 2018, we had financing receivables of $68.3 million and $52.0 million, respectively, and operating leases of $8.5 million and $5.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During each of the three months ended December 31, 2018 and 2017, we recognized net gains of $2.4 million and $1.2 million, respectively, and total proceeds from these sales were $95.2 million and $32.8 million, respectively. During the nine months ended December 31, 2018 and 2017, we recognized net gains of $5.0 million and $4.6 million, respectively, and total proceeds from these sales were $189.2 million and $166.9 million, respectively.

For certain assignments of financial assets, we retain a servicing obligation. For assignments accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of December 31, 2018, and March 31, 2018, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing. In a limited number of such sales, we indemnified the assignee if the lessee elected to terminate the lease early. As of December 31, 2018, our maximum potential future payments related to such guarantees is $0.3 million. We believe the likelihood of making any such payments to be remote.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill (in thousands):

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning Balance	$85,297	$(8,673)	$76,624	$57,070	$(8,673)	$48,397
Acquisitions	-	-	-	27,996	-	27,996
Foreign currency translations	(223)	-	(223)	153	-	153
Ending Balance	$85,074	$(8,673)	$76,401	$85,219	$(8,673)	$76,546

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All our goodwill as of December 31, 2018 and March 31, 2018 is related to our technology reportable segment, which we also determined to be one reporting unit.

We performed our annual test for impairment for fiscal year 2019 as of October 1, 2018. We elected to bypass the qualitative assessment of goodwill and estimate the fair value of our reporting units. The fair value of our technology reporting unit substantially exceeded its carrying value as of October 1, 2018. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

We performed our annual test for impairment for fiscal year 2018 as of October 1, 2017. We performed a qualitative assessment for goodwill and concluded that the fair value of our reporting units, more likely than not, exceeded their respective carrying values as of October 1, 2017.

See Note 16, “Business Combinations” for additional information regarding prior year acquisitions.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following (in thousands):

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$42,368	$(23,549)	$18,819	$41,895	$(18,634)	$23,261
Capitalized software development	6,371	(2,465)	3,906	5,608	(2,567)	3,041
Total	$48,739	$(26,014)	$22,725	$47,503	$(21,201)	$26,302

Customer relationships and capitalized software development costs are amortized over an estimated useful life, which is generally between 3 to 8 years. Trade names and trademarks are amortized over an estimated useful life of 10 years.

Total amortization expense for other intangible assets was $1.7 million and $1.9 million for the three months and $5.3 million and $4.2 million for the nine months ended December 31, 2018 and 2017, respectively. The change in the gross carrying amount of other intangible assets is due to foreign exchange translations.

6.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	275	50	(131)	194
Write-offs and other	(246)	-	-	(246)
Balance December 31, 2018	$1,567	$536	$509	$2,612

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	165	37	106	308
Write-offs and other	-	(3,020)	(164)	(3,184)
Balance December 31, 2017	$1,444	$451	$621	$2,516

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on of our impairment method were as follows (in thousands):

	December 31, 2018		March 31, 2018
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$474	$509	$424	$640
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$536	$509	$486	$640

Minimum payments:
Ending balance: collectively evaluated for impairment	$69,836	$76,825	$62,930	$65,943
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$69,898	$76,825	$62,992	$65,943

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will likely not be collectible. We charge off uncollectible financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of December 31, 2018 and March 31, 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2018

High CQR	$155	$22	$70	$247	$128	$44,511	$44,886	$(5,497)	$(26,929)	$12,460
Average CQR	36	3	73	112	59	31,768	31,939	(2,639)	(19,381)	9,919
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$191	$25	$143	$359	$187	$76,279	$76,825	$(8,136)	$(46,310)	$22,379

March 31, 2018

High CQR	$143	$40	$43	$226	$224	$33,779	$34,229	$(3,743)	$(17,207)	$13,279
Average CQR	109	31	117	257	171	31,286	31,714	(2,749)	(16,012)	12,953
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$252	$71	$160	$483	$395	$65,065	$65,943	$(6,492)	$(33,219)	$26,232

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2018

High CQR	$2,905	$-	$560	$3,465	$1,824	$55,048	$60,337	$(42,836)	$17,501
Average CQR	152	7	661	820	39	8,640	9,499	(2,513)	6,986
Low CQR	-	-	62	62	-	-	62	-	62
Total	$3,057	$7	$1,283	$4,347	$1,863	$63,688	$69,898	$(45,349)	$24,549

March 31, 2018

High CQR	$175	$527	$423	$1,125	$3,262	$40,896	$45,283	$(30,345)	$14,938
Average CQR	42	409	22	473	394	16,780	17,647	(10,424)	7,223
Low CQR	-	-	62	62	-	-	62	-	62
Total	$217	$936	$507	$1,660	$3,656	$57,676	$62,992	$(40,769)	$22,223

We estimate losses on our net credit exposure to be between 0% - 5% for customers with highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2018	March 31, 2018
Other current assets:
Deposits & funds held in escrow	$565	$16,202
Prepaid assets	6,941	7,031
Other	427	392
Total other current assets	$7,933	$23,625

Property, equipment and other assets
Property and equipment, net	$6,973	$7,510
Deferred costs	9,641	9,302
Other	1,229	2,331
Total other assets - long term	$17,843	$19,143

Other current liabilities:
Accrued expenses	$6,656	$8,339
Accrued income taxes payable	280	175
Contingent consideration - current	5,227	5,806
Other	6,234	19,050
Total other current liabilities	$18,397	$33,370

Other liabilities:
Deferred revenue	$13,869	$12,910
Contingent consideration - long-term	4,013	7,707
Other	-	450
Total other liabilities - long term	$17,882	$21,067

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2018	March 31, 2018

Recourse notes payable with interest rate of 4.11% at March 31, 2018.
Current	$-	$1,343

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.04% to 8.45% as of March 31, 2018 and 3.04% to 8.45% as of December 31, 2018.

Current	$58,106	$40,863
Long-term	8,461	10,072
Total non-recourse notes payable	$66,567	$50,935

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.54% and 4.04%, as of December 31, 2018 and March 31, 2018, respectively. The weighted average interest rate for our recourse notes payable was 4.11% as of March 31, 2018. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, through our subsidiary ePlus Technology, inc. and certain of its subsidiaries, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $124.6 million and $112.1million as of December 31, 2018 and March 31, 2018, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2018 and March 31, 2018.

As of December 31, 2018, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $30 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one-half percent.

The credit facility has full recourse to ePlus Technology, inc. and certain of its subsidiaries, and is secured by a blanket lien against all their assets, such as chattel paper, receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s. minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”). We were in compliance with these covenants as of December 31, 2018. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and ePlus Technology Services, inc. be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance written notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

On January 15, 2019, we executed an amendment to the WFCDF credit facility that increases the maximum credit limit of the accounts receivable sub-limit component from $30.0 million to $50 million and modifies certain collateral terms of the credit facility.

Fair Value

As of December 31, 2018, and March 31, 2018, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

9.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business, and we are also subject to audit by local, state, federal, and international authorities and by various business partners and customers, relating to purchases and sales under various contracts. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

During the quarter ended December 31, 2018, we received a distribution of $0.9 million from various claims we owned in a customer bankruptcy, which was recognized within other income in our condensed consolidated statements of operations. In January 2019, we received a distribution of $5.4 million from various claims we owned in a customer bankruptcy, which we will recognize in our fourth quarter of fiscal 2019 within other income.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Net earnings attributable to common shareholders - basic and diluted	$14,864	$15,581	$48,140	$46,225

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,471	13,851	13,467	13,845
Effect of dilutive shares	73	139	125	177
Weighted average shares common outstanding — diluted	13,544	13,990	13,592	14,022

Earnings per common share - basic	$1.10	$1.12	$3.57	$3.34

Earnings per common share - diluted	$1.10	$1.11	$3.54	$3.30

11.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On April 26, 2018, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a twelve-month period beginning on May 28, 2018. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2018, we purchased 156,087 shares of our outstanding common stock at an average cost of $77.04 per share for a total purchase price of $12.0 million under the share repurchase plan; we also purchased 40,092 shares of common stock at an average cost of $96.23 for a total purchase price of $3.9 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2017, we purchased 125,605 shares of our outstanding common stock at an average cost of $77.88 per share for a total purchase price of $9.8 million under the share repurchase plan. We also purchased 57,725 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2018, we had share-based awards outstanding under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (3) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). Both share-based plans define fair market value as the previous trading day’s closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the nine months ended December 31, 2018, we granted 8,531 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2017, we granted 535 restricted shares under the 2008 Director LTIP, 5,310 restricted shares under the 2017 Director LTIP, and 66,530 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2018	282,235	$51.69
Granted	78,378	$94.30
Vested	(133,402)	$49.19
Forfeited	(2,814)	$79.20
Nonvested December 31, 2018	224,397	$67.72

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. To satisfy this tax withholding obligation, the Company purchased 40,092 shares of the awarded common stock shares at a value of $3.9 million, which we included in treasury stock, during the nine months ended December 31, 2018.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2018 and 2017, we recognized $1.9 million and $1.7 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2018 and 2017, we recognized $5.4 million and $4.9 million, respectively, of total share-based compensation expense. Unrecognized compensation expense related to non-vested restricted stock was $11.2 million as of December 31, 2018, which will be fully recognized over the next thirty (30) months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended December 31, 2018 and 2017, our estimated contribution expense for the plan was $0.7 million and $0.5 million, respectively. For the nine months ended December 31, 2018 and 2017, our estimated contribution expense for the plan was $1.8 million and $1.6 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of December 31, 2018 and December 31, 2017. We had no additions or reductions to our gross unrecognized tax benefits during the three and nine months ended December 31, 2018. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Assets:
Money market funds	$40,241	$40,241	$-	$-
Liabilities:
Contingent consideration	$9,240	$-	$-	$9,240

March 31, 2018
Assets:
Money market funds	$60,385	$60,385	$-	$-
Liabilities:
Contingent consideration	$13,513	$-	$-	$13,513

For the three and nine months ended December 31, 2018, we recorded adjustments to operating expenses that increased the fair value of our liability for contingent consideration by $0.7 million and $1.9 million, respectively. For the three and nine months ended December 31, 2018, we made payments of $5.0 million and $6.1 million, respectively, to satisfy the current obligations of the contingent consideration arrangements.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	December 31, 2018			December 31, 2017
	Technology	Financing	Total	Technology	Financing	Total

Contracts with customers	$329,635	$813	$330,448	$330,534	$4,523	$335,057
Financing and other	5,076	10,140	15,216	1,527	7,641	9,168
Net sales	$334,711	$10,953	$345,664	$332,061	$12,164	$344,225

Cost of sales	260,738	2,013	262,751	263,917	3,620	267,537
Gross Profit	73,973	8,940	82,913	68,144	8,544	76,688

Selling, general, and administrative	56,607	3,121	59,728	53,836	3,298	57,134
Depreciation and amortization	2,714	5	2,719	2,893	1	2,894
Interest and financing costs	-	443	443	-	270	270
Operating expenses	59,321	3,569	62,890	56,729	3,569	60,298

Operating income	14,652	5,371	20,023	11,415	4,975	16,390

Other income (expense)			721			(131)

Earnings before tax			$20,744			$16,259

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$2,910	$1,564	$4,474	$3,157	$1,422	$4,579
Purchases of property, equipment and operating lease equipment	$1,496	$545	$2,041	$2,018	$844	$2,862

Selected Financial Data - Balance Sheet

Total assets	$613,494	$184,695	$798,189	$591,445	$169,068	$760,513

	Nine Months Ended
	December 31, 2018			December 31, 2017
	Technology	Financing	Total	Technology	Financing	Total

Contracts with customers	$1,000,776	$2,469	$1,003,245	$1,042,738	$12,254	$1,054,992
Financing and other	15,567	28,427	43,994	10,900	23,052	33,952
Net sales	$1,016,343	$30,896	$1,047,239	$1,053,638	$35,306	$1,088,944

Cost of sales	792,632	5,491	798,123	839,012	8,080	847,092
Gross Profit	223,711	25,405	249,116	214,626	27,226	241,852

Selling, general, and administrative	166,199	8,200	174,399	158,838	9,300	168,138
Depreciation and amortization	8,243	7	8,250	7,084	2	7,086
Interest and financing costs	-	1,403	1,403	-	903	903
Operating expenses	174,442	9,610	184,052	165,922	10,205	176,127

Operating income	49,269	15,795	65,064	48,704	17,021	65,725

Other income (expense)			1,140			(1)

Earnings before tax			$66,204			$65,724

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$8,895	$4,446	$13,341	$7,413	$3,911	$11,324
Purchases of property, equipment and operating lease equipment	$4,472	$4,020	$8,492	$4,064	$2,234	$6,298

Selected Financial Data - Balance Sheet

Total assets	$613,494	$184,695	$798,189	$591,445	$169,068	$760,513

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Customer end market:
Technology	$61,549	$73,554	$219,783	$254,310
Telecom, Media & Entertainment	58,377	50,289	144,657	157,201
Financial Services	54,411	63,326	147,048	154,124
SLED	43,846	40,724	173,442	184,380
Healthcare	48,121	53,750	145,652	144,607
All others	68,407	50,418	185,761	159,016
Net sales	334,711	332,061	1,016,343	1,053,638

Financing and other	(5,076)	(1,527)	(15,567)	(10,900)

Revenue from contracts with customers	$329,635	$330,534	$1,000,776	$1,042,738

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Vendor
Cisco Systems	$131,949	$124,598	$423,249	$463,634
NetApp	12,408	21,712	37,447	47,599
HP Inc. & HPE	22,042	17,458	59,020	74,106
Dell / EMC	17,201	12,879	49,599	43,777
Arista Networks	13,668	13,203	44,139	37,730
Juniper	18,681	13,189	40,341	36,764
All others	118,762	129,022	362,548	350,028
Net sales	334,711	332,061	1,016,343	1,053,638

Financing and other	(5,076)	(1,527)	(15,567)	(10,900)

Revenue from contracts with customers	$329,635	$330,534	$1,000,776	$1,042,738

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

16.	BUSINESS COMBINATIONS

SLAIT Consulting, LLC

On January 22, 2019, our subsidiary, ePlus Technology, inc., acquired SLAIT Consulting, LLC (“SLAIT”). SLAIT is an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management, and compliance, bespoke help desk and managed services solutions, and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

Total consideration transferred was $50.7 million, which was paid in cash at closing. As of our filing date, the initial accounting for the business combination is incomplete.

Integrated Data Storage, LLC acquisition

On September 15, 2017, our subsidiary ePlus Technology, inc. acquired certain assets and assumed certain liabilities of Integrated Data Storage, LLC (“IDS”) though an asset purchase agreement. Headquartered in Oak Brook, Illinois and with offices in downtown Chicago, Illinois and Indianapolis, Indiana, IDS brought us an advanced data center solutions provider focused on cloud enablement and managed services, including its proprietary IDS Cloud, which features enterprise-class technology infrastructure coupled with consulting services to support private, hybrid, and public cloud deployments. The acquisition expanded ePlus’ footprint in the Midwest and enhanced its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises in North America and the UK For the trailing twelve-month period ended December 31, 2018, the percentage of revenue by customer end market within our technology segment includes technology industry 22%, state and local government and educational institutions (“SLED”) 17%, financial services 15%, healthcare 14%, and telecommunications, media and entertainment 14%. The majority of our sales are generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally including physical locations in the UK, India, and Singapore. Our technology segment accounts for 97% of our net sales, and 74% of our operating income, while our financing segment accounts for 3% of our net sales, and 26% of our operating income for the nine months ended December 31, 2018.

Key Business Metrics

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, net earnings per common share, adjusted EBITDA, adjusted EBITDA margin, adjusted gross billings, and non-GAAP net earnings per share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets.

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

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2018	2017	2018	2017
Net sales	$345,664	$344,225	$1,047,239	$1,088,944

Gross profit	$82,913	$76,688	$249,116	$241,852
Gross margin	24.0%	22.3%	23.8%	22.2%
Operating income margin	5.8%	4.8%	6.2%	6.0%

Net earnings	$14,864	$15,581	$48,140	$46,225
Net earnings margin	4.3%	4.5%	4.6%	4.2%
Net earnings per common share - diluted	$1.10	$1.11	$3.54	$3.30

Non-GAAP: Net earnings (1)	$17,501	$15,454	$55,712	$55,769
Non-GAAP: Net earnings per common share - diluted (1)	$1.29	$1.10	$4.10	$3.98

Adjusted EBITDA (2)	$25,554	$21,703	$80,804	$79,429
Adjusted EBITDA margin	7.4%	6.3%	7.7%	7.3%

Purchases of property and equipment used internally	$1,496	$2,018	$4,472	$4,064
Purchases of equipment under operating leases	545	844	4,020	2,234
Total capital expenditures	$2,041	$2,862	$8,492	$6,298

Technology Segment
Net sales	$334,711	$332,061	$1,016,343	$1,053,638
Adjusted gross billings (3)	$478,447	$465,213	$1,446,603	$1,457,218

Gross profit	$73,973	$68,144	$223,711	$214,626
Gross margin	22.1%	20.5%	22.0%	20.4%

Operating income	$14,652	$11,415	$49,269	$48,704
Adjusted EBITDA (2)	$20,074	$16,632	$64,699	$62,133

Financing Segment
Net sales	$10,953	$12,164	$30,896	$35,306

Gross profit	$8,940	$8,544	$25,405	$27,226

Operating Income	$5,371	$4,975	$15,795	$17,021
Adjusted EBITDA (2)	$5,480	$5,071	$16,105	$17,296

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
GAAP: Earnings before tax	$20,744	$16,259	$66,204	$65,724
Share based compensation	1,857	1,676	5,418	4,856
Acquisition and integration expense	955	743	2,072	1,762
Acquisition related amortization expense	1,552	1,871	5,035	4,178
Other (income) expense	(721)	131	(1,140)	1
Non-GAAP: Earnings before provision for income taxes	24,387	20,680	77,589	76,521

GAAP: Provision for income taxes	5,880	678	18,064	19,499
Share based compensation	526	484	1,534	1,402
Acquisition and integration expense	270	215	586	509
Acquisition related amortization expense	414	508	1,343	1,108
Other (income) expense	(204)	38	(322)	1
Remeasurement of deferred taxes	-	3,407		3,407
Tax benefit on restricted stock	-	-	672	1,444
Adjustment to U.S. Federal Income Tax rate to 21%	-	(104)		(6,618)
Non-GAAP: Provision for income taxes	6,886	5,226	21,877	20,752

Non-GAAP: Net earnings	$17,501	$15,454	$55,712	$55,769

GAAP: Net earnings per common share - diluted	$1.10	$1.11	$3.54	$3.30
Non-GAAP: Net earnings per common share - diluted	$1.29	$1.10	$4.10	$3.98

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2018	2017	2018	2017
Net earnings	$14,864	$15,581	$48,140	$46,225
Provision for income taxes	5,880	678	18,064	19,499
Share based compensation	1,857	1,676	5,418	4,856
Acquisition and integration expense	955	743	2,072	1,762
Depreciation and amortization	2,719	2,894	8,250	7,086
Other (income) expense	(721)	131	(1,140)	1
Adjusted EBITDA	$25,554	$21,703	$80,804	$79,429

Technology Segment
Operating income	$14,652	$11,415	$49,269	$48,704
Depreciation and amortization	2,714	2,893	8,243	7,084
Share based compensation	1,753	1,581	5,115	4,583
Acquisition and integration expense	955	743	2,072	1,762
Adjusted EBITDA	$20,074	$16,632	$64,699	$62,133

Financing Segment
Operating income	$5,371	$4,975	$15,795	$17,021
Depreciation and amortization	5	1	7	2
Share based compensation	104	95	303	273
Adjusted EBITDA	$5,480	$5,071	$16,105	$17,296

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Technology segment net sales	$334,711	$332,061	$1,016,343	$1,053,638
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	143,736	133,152	430,261	$403,579
Adjusted gross billings	$478,447	$465,213	$1,446,604	$1,457,217

Consolidated Results of Operations

During the three months ended December 31, 2018, net sales increased 0.4%, or $1.4 million, to $345.7 million, compared to $344.2 million for the same period in the prior fiscal year. For the nine months ended December 31, 2018, net sales decreased 3.8%, or $41.7 million to $1.047 billion, compared to $1.089 billion for the same period in the prior fiscal year. For the three months ended December 31, 2018, net sales increased due to higher demand from customers primarily in the SLED, technology, telecom, media & entertainment industries, and financial services, which was partially offset by decreases in demand from the healthcare and other industries. For the nine months ended December 31, 2018, net sales decreased due to lower demand from customers primarily in the SLED, technology, and telecom, media & entertainment industries, which was partially offset by increases in demand from the healthcare, financial services, and other industries. A contributing factor in the year over year change in net sales was a decline in financing revenues for both the three and nine months ended December 31, 2018, as compared to the prior year periods.

Adjusted gross billings increased 2.8%, or $13.2 million, to $478.4 million for the three months ended December 31, 2018 from $465.2 million for the same period in the prior fiscal year. The increase in adjusted gross billings is due the increase in demand from the same customer end markets as those previously noted for the increase in net sales for the three months ended December 31, 2018 over the prior year period. For the nine months ended December 31, 2018, adjusted gross billings decreased 0.7%, or $10.6 million to $1.447 billion, from $1.457 billion for the same period in the prior fiscal year. The reduction in adjusted gross billings for the nine months ended December 31, 2018, is due the decline in demand from the same customer end markets as those previously noted for the decline in net sales.

Consolidated gross profit increased 8.1% to $82.9 million, compared with $76.7 million for the three months ended December 31, 2017. Consolidated gross margins were 24.0% for the three months ended December 31, 2018, which is an increase of 170 basis points compared to 22.3% for the same period in the prior fiscal year. The increase in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion of third party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher product margins. For the nine months ended December 31, 2018, consolidated gross profit rose 3.0% to $249.1 million, compared with $241.9 million for the same period in the prior fiscal year. Consolidated gross margins were 23.8% for the nine months ended December 31, 2018, an increase of 160 basis points compared to 22.2% for the same period in the prior fiscal year.

Our operating expenses for the three months ended December 31, 2018, increased 4.3% to $62.9 million, as compared to $60.3 million for the prior year period due primarily to higher variable compensation as a result of the increase in gross profit. For the nine months ended December 31, 2018, our operating expenses increased 4.5% to $184.1 million, as compared to $176.1 million, in the same prior year period due, in part, to a full period of salaries and benefits from the acquisition of IDS on September 15, 2017.

Operating income for the three months ended December 31, 2018, increased $3.6 million, or 22.2%, to $20.0 million as compared to $16.4 million. For the three months ended December 31, 2018, the operating income margin increased 100 basis points to 5.8% from 4.8% for the same period in the prior year. Operating income for the nine months ended December 31, 2018, decreased $0.7 million, or 1.0%, to $65.1 million, as compared to $65.7 million for the same period in the prior year. For the nine months ended December 31, 2018, the operating income margin increased 30 basis points to 6.2% from 6.0% for the same period in the prior year.

Our effective tax rate for the current quarter was 28.3%, compared to 4.2% in the prior year quarter which includes a tax benefit of $5.7 million related to the provisional adjustment our deferred tax balance to reflect the new corporate tax rate as well as adjustment of our provision from the beginning of our fiscal year to the new blended tax rate. Due in part to this prior year tax benefit, consolidated net earnings for the three months ended December 31, 2018, decreased 4.6%, or $0.7 million, compared to the prior year’s results. Our effective tax rate for the nine months ended December 31, 2018 was 27.3%, compared to 29.7% for the same period in the prior year, during which time the consolidated net earnings were $48.1 million, an increase of 4.1%, or $1.9 million, compared to the prior year’s results.

Adjusted EBITDA increased $3.9 million, or 17.7%, to $25.6 million, and adjusted EBITDA margin increased 110 basis points to 7.4% for the three months ended December 31, 2018, as compared to the prior year period of 6.3%. For the nine months ended December 31, 2018, adjusted EBITDA increased $1.4 million, or 1.7%, to $80.8 million and the adjusted EBITDA margin increased 40 basis points to 7.7% for the nine months ended December 31, 2018, compared to the prior year nine-month period.

Diluted earnings per share decreased 0.9%, or $0.01, to $1.10 per share for the three months ended December 31, 2018, as compared to $1.11 per share for the same period in the prior year. Non-GAAP diluted earnings per share increased 17.3%, or $0.19, to $1.29 for the three months ended December 31, 2018, as compared to $1.10 for the same period in the prior year.

For the nine months ended December 31, 2018, diluted earnings per share increased 7.3%, or $0.24, to $3.54 per share, as compared to $3.30 per share for the same period in the prior year. Non-GAAP diluted earnings per share increased 3.0% to $4.10 for the nine months ended December 31, 2018, as compared to $3.98 for the same period in the prior year.

Cash and cash equivalents decreased $33.9 million, or 28.7%, to $84.3 million at December 31, 2018 as compared to $118.2 million as of March 31, 2018. The decrease is primarily the result of an increase in our working capital required for the growth in our technology segment, and $15.9 million paid for the purchase of 196,179 shares of our common stock during the nine months ended December 31, 2018. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio provide sufficient liquidity for our business.

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

Our technology segment derives revenue from the sales of new equipment and service engagements. Included in net sales are revenues derived from performing advanced IT professional and managed services that may be sold together with and integral to third-party products and software. Our service engagements are generally governed by statements of work and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs for which we qualify are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain, and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

Financing revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases;
•	Transactional gains/losses: Net gains or losses on the sale of financial assets;
•
Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and proceeds from the sale of off-lease (used) equipment. We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from certain residual value investments.

Fluctuations in Revenues

Our results of operations are susceptible to fluctuations for several reasons, including, without limitation, customer demand for our products and services, supplier costs, changes in vendor incentive programs, interest rate fluctuations, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third-party or from post-term events.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2018, compared to the three and nine months ended December 31, 2017

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$334,711	$332,061	$1,016,343	$1,053,638
Cost of sales	260,738	263,917	792,632	839,012
Gross profit	73,973	68,144	223,711	214,626

Selling, general, and administrative	56,607	53,836	166,199	158,838
Depreciation and amortization	2,714	2,893	8,243	7,084
Operating expenses	59,321	56,729	174,442	165,922

Operating income	$14,652	$11,415	$49,269	$48,704

Adjusted gross billings	$478,447	$465,213	$1,446,603	$1,457,218
Adjusted EBITDA	$20,074	$16,632	$64,699	$62,133

Net sales: Net sales for the three months ended December 31, 2018, were $334.7 million compared to $332.1 million during the three months ended December 31, 2017, an increase of 0.8%, or $2.6 million. For the three months ended December 31, 2018, net sales increased due to higher demand from customers primarily in the SLED, technology, telecom, media & entertainment industries, and financial services, which was partially offset by decreases in demand from the healthcare and other industries. For the nine months ended December 31, 2018, net sales were $1.016 billion compared to $1.054 billion during the same period in the prior year, a decrease of 3.5%, or $37.3 million. The decrease in net sales during the nine months ended December 31, 2018, compared to the prior year, was due, in part, to a decrease in demand for products and services from customers in the technology, telecom, media and entertainment, financial services, and SLED customer end markets, partially offset by increased demand by the other industries. A shift in product mix also contributed to the decrease in net sales in proportion to adjusted gross billings for both the three and nine months ended December 31, 2018, as we sold a higher proportion of third-party software assurance, maintenance and services, which are recognized on a net basis.

Adjusted gross billings for the three months ended December 31, 2018, were $478.4 million compared to $465.2 million during the three months ended December 31, 2017, an increase of 2.8%, or $13.2 million, due to the same factors as described previously for net sales. For the nine months ended December 31, 2018, adjusted gross billings were $1.447 billion compared to $1.457 billion during the same period in the prior year, a decrease of 0.7%, or $10.6 million. The decrease in adjusted gross billings during the nine-month period was due, in part, to a decrease in demand for products and services from customers in the technology, telecom, media and entertainment, and SLED industries. Partially offsetting lower demand from these industries was an increase in demand from the healthcare, financial services, and other industries during the nine months ended December 31, 2018, compared to the prior year.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2018, we had open orders of $152.7 million and deferred revenue of $51.6 million. As of December 31, 2017, we had open orders of $170.0 million and deferred revenues of $55.5 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended December 31,		Change
	2018	2017
Revenue by customer end market:
Technology	22%	25%	(3%)
Telecom, Media & Entertainment	14%	14%	0%
Financial Services	15%	15%	0%
SLED	17%	17%	0%
Healthcare	14%	13%	1%
All others	18%	16%	2%
Total	100%	100%

Revenue by vendor:
Cisco Systems	41%	43%	(2%)
NetApp	3%	5%	(2%)
HP Inc. & HPE	5%	7%	(2%)
Dell / EMC	5%	4%	1%
Juniper Networks	4%	5%	(1%)
Arista Networks	4%	3%	1%
All others	38%	33%	5%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended December 31, 2018, we had an increase in the percentage total revenues from customers in the healthcare and financial services industries, which were roughly offset by decreases in the percentage of total revenues from SLED, technology, and telecom, media & entertainment end markets over the prior year period. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, a combined HP Inc. and HPE, and NetApp, which in total, declined to 49% for the trailing twelve-month period ended December 31, 2018 from approximately 55% in the trailing twelve-month period ended December 31, 2017, with the greatest decline in the proportional percentage of total revenues in Cisco product sales. The decrease in the percentage of revenues from the top three vendors is due to substantial competition and rapid developments in the IT industry. None of the vendors included within the “other” category exceeded 3% of total revenues.

Cost of sales: Cost of sales decreased 1.2% and 5.5% for the three and nine months ended December 31, 2018, due to the decrease in net sales, combined with a shift in product mix, as we sold a higher proportion of third-party software assurance, maintenance and services, which are recognized on a net basis. Our gross margin increased 160 basis points to 22.1% for the three months ended December 31, 2018, compared to 20.5% in the same period in the prior year due to a shift in product mix, as we sold a higher proportion of third-party software assurance, maintenance and services for which the revenues are presented on a net basis, as well as lower product margins in the prior year quarter from a large competitively bid project that partially shipped during the period. For the nine months ended December 31, 2018, our gross margin increased 160 basis points to 22.0%, compared to 20.4% the prior year period.

Vendor incentives earned as a percentage of sales increased 20 basis points for the three months ended December 31, 2018, compared to same period in the prior year, but remained unchanged as a percentage of sales for the nine months ended December 31, 2018, compared to same period in the prior year. There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margins may decrease.

Selling, general, and administrative: Selling, general, and administrative expenses of $56.6 million for the three months ended December 31, 2018, increased $2.8 million, or 5.1%, from $53.8 million the prior year. Salaries and benefits increased $2.6 million, or 5.7%, to $47.0 million, compared to $44.5 million during the prior year, primarily due to higher variable compensation of $1.9 million related to the increase in gross profits over the prior year period. Our technology segment had 1,222 employees as of December 31, 2018, a decrease of 14, or 1.1%, from 1,236 employees at December 31, 2017. Professional and other fees increased $0.2 million to $1.6 million due in part to fees related to acquisitions. General and administrative expenses increased $0.1 million to $8.0 million during the three months ended December 31, 2018.

Selling, general, and administrative expenses of $166.2 million for the nine months ended December 31, 2018, increased $7.4 million, or 4.6%, from $158.8 million the prior year. Salaries and benefits increased $6.4 million, or 4.9%, to $137.0 million, compared to $130.6 million during the prior year due to increased costs of personnel as well as higher variable compensation as a result of the increase in gross profit. The increase in salaries was due, to higher variable compensation of $3.0 million due to higher gross profits, and in part, to additional operations costs related to the IDS acquisition, which was completed on September 15, 2017. General and administrative expenses increased $1.0 million, or 4.5%, to $24.3 million during the nine months ended December 31, 2018, compared to $23.3 million the prior year, due to adjustments to the fair value of contingent consideration of $1.9 million this year, up from $0.7 million last year.

Depreciation and amortization: Depreciation and amortization decreased $0.2 million, or 6.2%, to $2.7 million during the three months ended December 31, 2018, compared to $2.9 million in the prior year. For the nine months ended December 31, 2018, depreciation and amortization increased $1.2 million, or 16.4%, to $8.2 million, due to the IDS acquisition as compared to the same period in the prior year.

Segment operating income: As a result of the foregoing, operating income was $14.7 million, an increase of $3.2 million, or 28.3%, for the three months ended December 31, 2018, compared to $11.4 million in the prior year period. For the three months ended December 31, 2018, adjusted EBITDA was $20.1 million, an increase of $3.4 million, or 20.7%, compared to $16.6 million in the prior year period. For the nine months ended December 31, 2018, operating income was $49.3 million, an increase of $0.6 million, or 1.2%, compared to $48.7 million in the prior year period. Adjusted EBITDA was $64.7 million, an increase of $2.6 million, or 4.1%, for the nine months ended December 31, 2018, compared to $62.1 million in the prior year period.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$10,953	$12,164	$30,896	$35,306
Cost of sales	2,013	3,620	5,491	8,080
Gross profit	8,940	8,544	25,405	27,226

Selling, general, and administrative	3,121	3,298	8,200	9,300
Depreciation and amortization	5	1	7	2
Interest and financing costs	443	270	1,403	903
Operating expenses	3,569	3,569	9,610	10,205

Operating income	$5,371	$4,975	$15,795	$17,021

Adjusted EBITDA	$5,480	$5,071	$16,105	$17,296

Net sales: Net sales decreased by $1.2 million, or 10.0%, to $11.0 million for the three months ended December 31, 2018, as compared to prior year results due to lower post contract earnings, and other financing revenues. Post contract earnings decreased $3.4 million due to a decrease in off lease sales. Offsetting this decrease was higher transactional gains of $1.3 million and higher portfolio earnings of $1.1 million or the same period in the prior year. During the three months ended December 31, 2018 and 2017, we recognized net transactional gains of $2.4 million and $1.2 million, and total proceeds from these sales were $95.2 million and $32.8 million, respectively.

For the nine months ended December 31, 2018, net sales decreased by $4.4 million, or 12.5%, to $30.9 million as compared to prior year results due to lower post contract earnings, transactional gains, and other financing revenues, which partially were offset by higher portfolio earnings. Post contract earnings decreased $6.9 million due to the early termination of several large leases in the prior year, which were partially offset by an increase in portfolio earnings of $3.0 million. During the nine months ended December 31, 2018 and 2017, we recognized net transactional gains of $5.0 million and $4.6 million, respectively, and total proceeds from these sales were $189.2 million and $166.9 million, respectively.

At December 31, 2018, we had $162.1 million in financing receivables and operating leases, compared to $147.2 million as of December 31, 2017, an increase of $14.9 million, or 10.1%.

Cost of sales: Cost of sales decreased $1.6 million and $2.6 million for the three and nine months ended December 31, 2018, compared to the same periods in the prior year, respectively, which consists of depreciation expense from operating leases and the cost of off-lease equipment sold. Gross profit increased by 4.6% to $8.9 million, for the three months ended December 31, 2018, compared to the prior year, and decreased by 6.7% to $25.4 million, for the nine months ended December 31, 2018, compared to the prior year.

Selling, general, and administrative: For the three months ended December 31, 2018, selling, general, and administrative expenses decreased $0.2 million, or 5.4%, due to a decrease in variable compensation as a result of the decrease in gross profit, and a decrease in the number of employees. Our financing segment had 43 employees as of December 31, 2018, compared to 48 employees as of December 31, 2017. Selling, general, and administrative expenses decreased by $1.1 million, or 11.8%, for the nine months ended December 31, 2018, due to a decrease in variable compensation as a result of the decrease in gross profit, as well as the change in reserves for credit losses.

Interest and financing costs increased by 64.1% to $0.4 million, due to an increase in the average total notes payable outstanding and by higher average interest rates over the three months ended December 31, 2018, compared to the same period in the prior year. For the nine months ended December 31, 2018, interest and financing costs increased by 55.4%, or $0.5 million, to $1.4 million compared to the same period in the prior year. Total notes payable was $66.6 million as of December 31, 2018, an increase of $35.1 million or 111.4% compared to $31.5 million as of December 31, 2017. Our weighted average interest rate for non-recourse notes payable was 4.54% and 3.73%, as of December 31, 2018 and 2017, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA increased $0.4 million, or 8.0% and 8.1%, respectively, for the three months ended December 31, 2018, over the prior year period. For the nine months ended December 31, 2018, operating income and adjusted EBITDA decreased $1.2 million or 7.2% and 6.9%, respectively.

Consolidated

Other income: During the quarter ended December 31, 2018, we received a distribution of $0.9 million from various claims we owned in a customer bankruptcy, which was recognized within other income in our condensed consolidated statements of operations.

Income taxes: Our provision for income tax expense was $5.9 million and $18.1 million for the three and nine months ended December 31, 2018, as compared to $0.7 million and $19.5 million for the same periods in the prior year. Our effective income tax rate for the three and nine months ended December 31, 2018, was 28.3% and 27.3%, compared to 4.2% and 29.7% for the three and nine months ended December 31, 2017. During the quarter ended December 31, 2017, we revised our estimated annual tax rate to reflect a change in the US federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change was administratively effective at the beginning of our 2018 fiscal year, using a blended rate for the annual period. The blended US statutory tax rate for the 2018 fiscal year was 31.5%, and our total estimated effective tax rate for fiscal year 2018 is 37%. As a result, we recognized an estimated tax benefit in our tax provision of $5.7 million for the quarter ended December 31, 2017 related to the provisional adjustment our deferred tax balance to reflect the new corporate tax rate as well as adjustment of our provision from the beginning of our fiscal year to the new blended tax rate.

Net earnings: The foregoing resulted in net earnings of $14.9 million, a decrease of $0.7 million, or 4.6%, for the three months ended December 31, 2018, as compared to $15.6 million compared to the prior year. For the nine months ended December 31, 2018, net earnings were $48.1 million, an increase of $1.9 million, or 4.1%, as compared to $46.2 million for the same period in the prior year.

Both basic and fully diluted earnings per common share were $1.10 for the three months ended December 31, 2018, a decrease of 1.8% and 0.9%, as compared to $1.12 and $1.11, respectively, for the three months ended December 31, 2017. For the nine months ended December 31, 2018, basic and fully diluted earnings per common share were $3.57 and $3.54, an increase of 6.9% and 7.3%, as compared to $3.34 and $3.30 for the same period in the prior year, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended December 31, 2018, was 13.5 million. For the nine months ended December 31, 2018, weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share was 13.5 million and 13.6 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended December 31, 2017, was 13.9 million and 14.0 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the nine months ended December 31, 2017, was 13.8 million and 14.0 million, respectively.

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

Our subsidiary ePlus Technology, inc., and certain of its subsidiaries, which are part of our technology segment, finance their operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). The agreement with WFCDF had an aggregate credit limit of $250 million as of December 31, 2018.

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

The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at December 31, 2018, or December 31, 2017. On January 15, 2019, we executed an amendment to the WFCDF credit facility that increases the maximum credit limit of the accounts receivable sub-limit component from $30.0 million to $50 million and modifies certain collateral terms of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$2,172	$48,824
Net cash used in investing activities	(48,009)	(54,793)
Net cash provided by (used) in financing activities	11,801	(27,758)
Effect of exchange rate changes on cash	172	72
Net Decrease in Cash and Cash Equivalents	$(33,864)	$(33,655)

Cash flows from operating activities. Cash provided by operating activities totaled $2.2 million during the nine months ended December 31, 2018. Net earnings adjusted for the impact of non-cash items was $60.5 million. Net changes in assets and liabilities resulted in a decrease of cash and cash equivalents of $58.3 million, primarily due to net additions to accounts receivables of $56.8 million, due in part to $25.6 million in higher billing in the last 15 days of December 2018 compared to the prior year, salaries and commissions payable, deferred revenues and other liabilities of $8.8 million, inventories of $11.7 million, and financing receivables of $1.1 million, partially offset by reductions in accounts payable of $16.1 million, and deferred costs, other intangible assets and other assets of $4.0 million.

Cash provided by operating activities totaled $48.8 million during the nine months ended December 31, 2017. Net earnings adjusted for the impact of non-cash items was $46.1 million. Net changes in assets and liabilities resulted in an increase of cash and cash equivalents of $2.7 million, primarily due to net reductions in inventories of $43.3 million and increased in accounts payable of $18.4 million, mostly offset by additions to deferred costs, other intangible assets and other assets of $26.2 million financing receivables of $13.0 million, accounts receivables of $10.3 million, and salaries and commissions payable and deferred revenues and other liabilities of $9.5 million.

To manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2018	2017

(DSO) Days sales outstanding (1)	54	52
(DIO) Days inventory outstanding (2)	11	12
(DPO) Days payable outstanding (3)	(39)	(40)
Cash conversion cycle	26	24

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

Our cash conversion cycle increased to 26 days at December 31, 2018, compared to 24 days at December 31, 2017, primarily driven by an increase in DSO of 2 days due to the timing of collections. The increase in our cash conversion cycle was partially offset by a decrease in DIO as of December 31, 2018, as a result of a decrease in average inventory balances.

Cash flows related to investing activities. Cash used in investing activities was $48.0 million during the nine months ended December 31, 2018. Cash used in investing activities during the nine months ended December 31, 2018, was primarily driven by issuance of financing receivables of $140.3 million, purchases of assets to be leased or financed of $13.9 million, and purchases of property, equipment, and operating lease equipment of $8.5 million, which was partially offset by cash proceeds from the repayment financing receivable of $55.2 million, and the sale of financing receivables of $57.0 million, and sale of property, equipment, and leased equipment of $2.5 million.

Cash used in investing activities was $54.8 million during the nine months ended December 31, 2017. Cash used in investing activities during the nine months ended December 31, 2017 was primarily driven by acquisitions of $37.7 million, net issuance and repayments of financing receivables of $79.1 million, purchases of assets to be leased or financed of $5.7 million, and purchases of property, equipment, software, and operating lease equipment of $6.3 million, which was partially offset by the sale of financing receivables of $64.1 million, and proceeds from sale of property, equipment and operating leases of $10.0 million.

Cash flows from financing activities. Cash provided by financing activities was $11.8 million during the nine months ended December 31, 2018, which was primarily due to net borrowings of non-recourse and recourse notes payable of $23.2 million, and net borrowing on floor plan facility of $12.5 million, partially offset by cash used for the repurchase of common stock of $16.3 million, and repayment of financing of acquisitions of $7.6 million. Cash used in financing activities was $27.8 million during the nine months ended December 31, 2017, which was primarily due to net repayment on the floor plan facility of $24.9 million, cash used for the repurchase of common stock of $13.4 million, and repayment of financing of acquisitions of $1.6 million, partially offset by net borrowings of non-recourse and recourse notes payable of $12.1 million

Non-Cash Activities

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. We are able to obtain financing through our traditional lending sources using primarily non-recourse borrowings from third party banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed payments at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid, the lien is released, and all further proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk, and the lender’s only recourse, upon default, is against the customer and the specific equipment.

At December 31, 2018, our non-recourse notes payable increased 30.8% to $66.6 million, as compared to $50.9 million at March 31, 2018. There were no recourse notes payable as of December 31, 2018, compared to $1.3 million as of March 31, 2018.

Whenever desirable, we arrange for equity investment financing, which includes selling lease payments, including the residual portions, to third parties and financing the equity investment on a non-recourse basis. We generally retain customer control and operational services and have minimal residual risk. We usually reserve the right to share in remarketing proceeds of the equipment on a subordinated basis after the investor has received an agreed-to return on its investment.

Credit Facility — Technology

Our subsidiaries, ePlus Technology, inc., and ePlus Technology Services, inc., has a financing facility from WFCDF to finance their working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc., and ePlus Technology Services, inc. and is secured by a blanket lien against all their assets, such as chattel paper, receivables and inventory. As of December 31, 2018, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit component that increased from $30.0 million to $50 million on January 15, 2019 through an amendment to the WFCDF credit facility.

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

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s and ePlus Technology Services, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of December 31, 2018. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one-half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and ePlus Technology Services, inc. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and ePlus Technology Services, inc., and the guaranty as described below.

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

Floor Plan Component

Purchases by ePlus Technology, inc. including computer technology products, software, maintenance and services are in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases, we can pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2018	Balance as of December 31, 2018	Maximum Credit Limit at March 31, 2018	Balance as of March 31, 2018
$250,000	$124,558	$250,000	$112,109

Accounts Receivable Component

ePlus Technology, inc. has an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at December 31, 2018, or March 31, 2018, while the maximum credit limit was $30.0 million for both periods.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for these guarantees in the event of default in the performance of our obligations. We are in compliance with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated statements of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of December 31, 2018, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report, and subsequent Forms 10-Q for our fiscal year 2019.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful, and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread which is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We use our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of December 31, 2018, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK referendum (“Brexit”) to leave the European Union could impact revenue items, cost items, tax, immigration, trade, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We provide for costs relating to contingencies when a loss is probable, and the amount is reasonably determinable. In the opinion of management, there was not at least a reasonable possibility that the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2018 Annual Report and Item 1A. “Risk Factors” in our Form 10-Q for the three months ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	69,645	$78.14	69,645	20,516	(2)
May 1, 2018 through May 27, 2018	800	$79.93	800	19,716	(3)
May 28, 2018 through May 31, 2018	-	$-	-	519,716	(4)
June 1, 2018 through June 30, 2018	37,086	$95.80	-	519,716	(5)
July 1, 2018 through July 31, 2018	3,006	$101.50	-	519,716	(6)
August 1, 2018 through August 18, 2018	-	$-	-	519,716	(7)
August 19, 2018 through August 31, 2018	-	$-	-	500,000	(8)
September 1, 2018 through September 30, 2018	-	$-	-	500,000	(9)
October 1, 2018 through October 31, 2018	21,505	$84.57	21,505	478,495	(10)
November 1, 2018 through November 30, 2018	14,513	$81.93	14,513	463,982	(11)
December 1, 2018 through December 31, 2018	49,624	$70.76	49,624	414,358	(12)

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

(10)
The share purchase authorization in place for the month ended October 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2018, the remaining authorized shares to be purchased were 478,495.

(11)
The share purchase authorization in place for the month ended November 30, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2018, the remaining authorized shares to be purchased were 463,882.

(12)
The share purchase authorization in place for the month ended December 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2018, the remaining authorized shares to be purchased were 414,358.

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

10.1
Amendment No. 7, dated January 15, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2019).

10.2
Amendment No. 7, dated January 15, 2019, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2019).

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

ePlus inc.

Date: February 7, 2019	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 7, 2019	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)