Form 10-K
period 2019-03-31
EPLUS INC
filed 2019-05-23
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PLUS	NASDAQ Global Select Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2018, was $1,240,900,462. The outstanding number of shares of common stock of ePlus as of May 20, 2019, was 13,610,299.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

•	disruptions or a security breach in our or our vendors’ IT systems and data and audio communication networks;

•	our ability to secure our own and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
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

The Gartner Report described herein, (the “Gartner Report”) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”), and are not representations of fact. Each Gartner Report speaks as of its original publication date (and not as of the date of this Form10-K), and the opinions expressed in the Gartner Report are subject to change without notice

PART I

ITEM 1.	BUSINESS

GENERAL

Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”

Our operations are conducted through two business segments. Our technology segment sells IT hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist of the financing of IT equipment, software and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions. See Note 16, “Segment Reporting” in the consolidated financial statements included elsewhere in this report.

ePlus inc. does not engage in any business other than serving as the parent holding company for the following operating companies:

Technology

•	ePlus Technology, inc.;
•	ePlus Software, LLC;
•	ePlus Technology Services, inc.;
•	ePlus Cloud Services, inc.;
•	SLAIT Consulting, LLC; and
•	IGXGlobal UK, Limited

 Financing

•	ePlus Group, inc.;
•	ePlus Government, inc.;
•	ePlus Canada Company;
•	ePlus Capital, inc.;
•	ePlus Iceland, inc.; and
•	IGX Capital UK, Ltd.

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. is the primary entity that conducts our technology sales and services business.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, managed, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 29 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay on the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy ever-more-sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2019, the percentage of revenue by customer end market within our technology segment includes technology industry 22%, state and local government, and educational institutions 17%, healthcare 15%, financial services 15%, and telecommunications, media and entertainment 13%. For the year ended March 31, 2019, there were no customers where sales exceeded 10% of net sales. Sales to Apple Inc. represented 12% and 13% of our net sales for the years ended March 31, 2018, and 2017, respectively. Most of our sales were generated within the United States (“US”); however, we support our customers nationally and internationally including physical locations in the United Kingdom (“UK”), and India, which were established by acquisitions in December 2015 and May 2017, respectively. Our technology segment accounted for 97% of our net sales, and 71% of our operating income, while our financing segment accounted for 3% of our net sales, and 29% of our operating income for the year ended March 31, 2019.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We participate in the large and growing US IT market, which, according to Gartner, Inc. is estimated to have generated sales of over $1.16 trillion in 2018 and is expected to grow by 3.2% in calendar year 2019 and at an annual rate of approximately 3.7% for 2018 through 20221.

We have identified and focused on several specific trends that we believe will create higher growth in the broader US IT market:

•
Multi-Cloud Strategy. Over the past several years, cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT. Our strategy is to assist our customers in assessing, defining and deploying private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing their applications, workloads, business requirements, etc., we deploy solutions that leverage the best of all technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring, and analytics. Our cloud strategy is tightly aligned with all our key strategic initiatives, including security, and digital infrastructure.

•
Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, numerous, and pervasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets from a constant stream of advanced threats. Cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. For most organizations, it is no longer a matter of if a cyber-attack will occur; the question is when and what impact it will have on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks. Sales of security products and services were 19.5%, 18.6% and 16.1%, respectively, of our total adjusted gross billings the years ended March 31, 2019, 2018, and 2017.

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

•
Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time the prevalence of security threats; increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks; the proliferation of mobile devices and bring-your-own-device (BYOD) policies; and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

1 Gartner, “Gartner Market Databook, 1Q19 Update,” Spending on IT by Technology Segment and Country, 2016-2022, April 10, 2019 (US).

•
Reduction in the number of IT solutions providers. We believe that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are required to select IT solutions providers that can deliver complex multi-vendor IT solutions.

•
Increasing need for third-party services. We believe that customers are relying on third-party service providers, such as ePlus, to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.

COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles and the entry of new competitors. Additionally, the consolidation of existing market participants can create significantly larger competitors and is also affected by disruptive technologies and other market activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including vendors, international, national, and regional resellers and service providers. Some of our competitors are direct marketers with little value add and sell products as commodities, which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. We face indirect competition from potential customers’ internal development efforts and must overcome potential customers’ reluctance to move away from legacy systems, processes, and solution providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model is shifting from an upfront sale to a recurring revenue model.

The leasing and financing markets are also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors’ captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers.

In all our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors also have greater name recognition and engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing policies than we do.

OUR SOLUTIONS

Technology Segment

•
IT Sales: Our offerings consist of hardware, perpetual and subscription software, maintenance, software assurance, and internally-provided and outsourced services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, network, security, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, which authorizes us to market their products and enable us to provide advanced professional services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

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

•
Professional services focus on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, and virtual desktop infrastructure, supported by security and managed services solutions;

•	Security solutions help safeguard our customers’ business and information assets through the appropriate application of governance, technology and supporting services:

•
Governance, Risk, and Compliance (GRC) services help ensure customers are meeting governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls - thereby allowing customers to effectively identify, assess, and mitigate risk.

•
Managed Security Services help customers strengthen their information security profile with industry-leading tools, technology and expertise - often at a fraction of the cost of in-house security resources. Services include Security Operations Center (SOC), Managed Detection and Response (MDR), and Incident Response (IR).

•
Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO), used to help complement existing personnel and build three-to-five-year IT roadmaps;

•	Server and desktop support provide outsourcing services to respond to our customers’ business demands while minimizing overhead; and

•	Project management services enhance productivity and collaboration management and enable successful implementations and adoption of solutions for our customers.

Financing Segment

•
Leasing and Financing: We specialize in financing arrangements, including direct financing, sales-type, and operating leases; loans, and consumption-based financing arrangements; and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management, and asset management.

We primarily finance IT equipment, communication-related equipment, and medical equipment. We may also finance industrial machinery and equipment, office furniture and general office equipment, transportation equipment, and other general business equipment. We offer our solutions both directly and through vendors.

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

Our products and services target large enterprise companies, the roughly 35,0002 middle market companies with revenues between $50 million and $1 billion, the over 89,0003 state and local governmental organizations, larger school districts, and the over 4,0004 higher educational institutions in the US, and those same markets in the UK. We believe IT organizations within these companies and organizations are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third-parties who can provide complex, multi-vendor technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 3,400 customers across a wide range of end-markets, including education, financial services, healthcare, media and entertainment, state and local government, technology, and telecommunications.

Differentiated Business Model Serving Entire IT Lifecycle – Procurement, Solutions, Services, Software, Financing

We believe we are a trusted IT advisor, delivering differentiated products and services to enable our customers to meet increasingly complex IT requirements. We are able to provide complete, turn-key solutions aligned to the entire IT lifecycle – procurement, products, services, software, and financing. We provide upfront assessments, design and configuration capabilities, installation and implementation, and ongoing services to support our customers’ solutions.

Deep Expertise in Advanced Technology to Address Cloud, Security, Digital Infrastructure and other Emerging IT Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors and possess over 1,700 certifications that are leveraged to help our customers achieve positive business outcomes

Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our expertise across both Data Center and Cloud architectures allows us to provide differentiated offerings in assisting our customers with their journey to the cloud. Combined with our established practices in Networking and Security, we are uniquely poised to help customers adopt a multi-cloud strategy utilizing our cloud cost management framework to help overcome the inherent challenges. We leverage our strategic partnerships with leading vendors such as Amazon Web Services, Cisco Systems, Dell EMC, Hewlett Packard Enterprise, Microsoft Azure, NetApp, and VMware in conjunction with our professional, managed and lifecycle services to help our customers achieve their desired business outcomes.

2 World Economic Forum, “Fueling the US Economy’s Middle Market Growth Engine”, Andrew S. Weinberg, April 12, 2018
3 United States Census Bureau, Newsroom Archive, August 30, 2012
4 Statista.com “Number of Higher Education Institutions in the US form 1980 to 2016”

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated 27 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint, with recent acquisitions including:

•
SLAIT Consulting, LLC (“SLAIT”) acquired in January 2019 is an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing augmentation, and data center solutions. The acquisition solidifies ePlus’ footprint in the Mid-Atlantic and extends ePlus’ security consulting and managed services capabilities. SLAIT brings ePlus additional consultative services in the area of GRC (governance, risk management, and compliance), customized help desk and managed services solutions, as well as a number of relationships with fast-growing emerging vendors and related sales and engineering capabilities.

•	Integrated Data Storage, LLC (“IDS”) acquired in September 2017, is an advanced data center solution provider focused on cloud enablement and managed services, including its proprietary IDS Cloud. The acquisition expands ePlus’ footprint in the Midwest and enhances its sales and engineering capabilities in cloud services, disaster recovery and backup as a service, storage, data center, and professional services.

•
OneCloud Consulting, Inc. (“OneCloud”) acquired in May 2017, is a deployment, cloud consulting, and training company. The acquisition, based in Milpitas, California, with operations in the US and India, provides us with additional ability to address customers’ needs in cloud-based solutions and infrastructure, including DevOps, OpenStack, and other emerging technologies, to our broad customer base. The company empowers organizations to design, deploy, and scale cutting-edge technologies to support the next phase of their business. Specialized training courses are tailored to drive end-user technology adoption and workshop offerings range from Automation to Cloud, Infrastructure, DevOps, and OpenStack as well as emerging technologies in the Artificial Intelligence and Machine Learning space.

•
Consolidated Communications IT services and integration business (“Consolidated IT Services”), acquired in December 2016, provides data center, unified communications, networking, and security solutions, as well as expanded our sales presence in the upper Midwest.

•
IGX Acquisition Global, LLC, and IGX Support, LLC, including IGX Acquisition’s wholly-owned subsidiary, IGXGlobal UK Limited (collectively, “IGX”) – acquired in December 2015. Expanded our sales presence in New York and New England, as well as an operating branch in London that serves the UK and global customers.

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customers and vendor relationships, retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 4.6% on net sales and 7.8% for consolidated gross profit, respectively, from April 1, 2014 to March 31, 2019.

Through our organic expansion and acquisitions, we have increased our employee base by 72.7% from April 1, 2014 to March 31, 2019. The increase in our employee base has largely been in customer facing roles, which increased by 92.4% over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for Comprehensive IT and Lifecycle Solutions, Including Consulting, Managed and Professional Services, and Financing

We seek to become the primary provider of IT solutions for each of our customers, whether on-premise, cloud, or managed services-based. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to a growing demand from existing customers. We have a large number of experienced pre-sales engineers engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities with access to many, category focused subject matter experts, which allow them to sell in a consultative business outcome-based manner that increases the likelihood of cross-selling our solutions; our account executives are supported by experienced and professional inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

We focus on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors. This expertise helps our customers develop their cloud capabilities including private, public, and hybrid infrastructures. We are providing virtual desktop infrastructure, unified communications, collaboration, networking, security, storage, big-data, mobility, converged and hyper-converged infrastructures, and managed services offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services and allows us to offer competitive pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

During the last fiscal year, we enhanced our Managed Services across several fronts. We upgraded our service management and configuration management database systems to increase the level of automation, transparency, and integration with customers and launched a completely new interface for our Executive Dashboard to provide enhanced instrumentation, user experience, and lifecycle data related to managed assets. We expanded our portfolio to include monitoring for Cisco Application Centric Infrastructure components as well as monitoring, management, and Enhanced Maintenance Support (EMS) for Check Point firewalls. We also bolstered our NetApp EMS/SSC support through the acquisition of SLAIT, as well as fully integrated our Cloud Managed Backup, Cloud Disaster Recovery, and Cloud Hosted Infrastructure offerings as a result of our IDS acquisition.

Build Our Geographic Footprint

We intend to increase our direct sales and go-to-market capabilities in each of our geographic areas. We actively seek to acquire new account relationships through face-to-face field sales, electronic commerce, leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, and improve our technology and professional services delivery capabilities. During the last fiscal year, we expanded our sales and delivery capabilities across multiple international markets as we see more demand for solutions within this market.

Recruit, Retain, and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to take advantage of hiring experienced sales people and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and enhance our technical and skill base through strategic acquisitions. During the year ended March 31, 2019, as part of our expansion strategy, our customer facing sales and professional services team grew from 965 to 1,217.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations and engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We incur software development costs associated with maintaining, enhancing, or upgrading our proprietary software, which may be performed by internal IT development resources or by an offshore software-development company that we use to supplement our internal development team or various US based consultants.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We seek to acquire new account relationships through face-to-face field sales, leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions. We target commercial enterprises, primarily middle market companies with annual revenues between $20 million and $2.5 billion and large companies, as well as larger state and local governments and educational institutions. We currently have over 3,400 customers. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2019, our sales force consisted of 547 sales, marketing and sales support personnel organized regionally in 41 offices and customer locations throughout the US, UK, India, and Singapore.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements to provide services to our customers. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret protection, confidentiality and nondisclosure agreements, and licensing arrangements to establish and protect our intellectual property rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

For example, we have a number of patents in the US and certain patent rights in other jurisdictions, including some European forums, Japan, and Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

Our trademarks include e+®, ePlus®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, and Where Technology Means More® in the US, and IGXGlobal® in Great Britain and the European Union (“EU”). We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. In addition to our trademarks, we have service marks and over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without having to take physical delivery of the equipment. Arrow Enterprises, Ingram Micro, Tech Data, and Synnex Corporation are our largest distributors. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2019, our four largest distributors accounted for over 30% of our purchases related to our technology segment net sales.

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

Credit Risk Loss Experience: During the fiscal year ended March 31, 2019, we increased our reserves for credit losses by $335 thousand, and incurred actual credit losses of $385 thousand. During the fiscal year ended March 31, 2018, we increased our reserves for credit losses by $462 thousand, and incurred actual credit losses of $3,190 thousand. During the fiscal year ended March 31, 2017, we increased our reserves for credit losses by $277 thousand, and incurred actual credit losses of $78 thousand.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2019, we recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $161.4 million and deferred revenue of $61.0 million. As of March 31, 2018, we had open orders of $148.2 million and deferred revenues of $48.6 million. We expect that most of open orders as of March 31, 2019, will be recognized within ninety days of that date. We also expect that 77% of the deferred revenues as of March 31, 2019, will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2019, we employed 1,537 employees who operated through 41 offices, home offices, and customer sites. No employees are represented by a labor union, and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2019	2018	Change
Sales and Marketing	547	499	48
Professional Services	670	466	204
Administration	230	207	23
Software Development and Internal IT	83	80	3
Management	7	8	(1)
	1,537	1,260	277

US SECURITIES AND EXCHANGE COMMISSION REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the US SEC, are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2019. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Mark P. Marron	57	Chief Executive Officer, President, and Director

Elaine D. Marion	51	Chief Financial Officer

Darren Raiguel	48	Chief Operating Officer and ePlus Technology, inc. President

The business experience of each executive officer of ePlus is described below:

Mark Marron – Chief Executive Officer, President and Director

Mark P. Marron became the Chief Executive Officer and President of ePlus inc. on August 1, 2016. He began his career at ePlus in 2005 as Senior Vice President of Sales and became Chief Operating Officer in 2010. A 30-year industry veteran, he was formerly with NetIQ where he held the position of Senior Vice President of Worldwide Sales and Services. Prior to joining NetIQ, Mr. Marron served as General Manager of Worldwide Channel Sales for Computer Associates International Inc., a provider of software and services that enables organizations to manage their IT environments. Mr. Marron has extensive experience throughout North America, Europe, the Middle East, and Africa and holds a Bachelor of Science degree in Computer Science from Montclair State University.

Elaine Marion – Chief Financial Officer

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. From 2004 to 2008, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion currently serves on the Advisory Board of the School of Business at the University of Mary Washington and as a member of the George Mason University School of Business Dean’s Advisory Council. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor of Science degree in Business Administration with a concentration in Accounting.

Darren Raiguel – Chief Operating Officer and ePlus Technology inc. President

Darren S, Raiguel joined the company in 1997 as an account executive and has held numerous management positions in the organization for well over a decade. Mr. Raiguel became our Executive Vice President of Technology Sales, and in May 2018 was promoted to Chief Operating Officer of ePlus inc. and President of ePlus Technology, inc. Mr. Raiguel received a Bachelor of Business Administration degree from Temple University, with dual majors in Marketing and Finance. He has participated in numerous industry organizations, councils, and advisory boards throughout his career.

ITEM 1A.	RISK FACTORS

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the UK’s Membership of the EU (referred to as “Brexit”). Potential adverse consequences of Brexit, such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and EU countries, increased tariffs and increased regulatory complexities could have a negative impact on our business, financial condition, and results of operations. In addition, material changes in trade agreements between the US and other countries may, for example, negatively affect our ability to purchase product, and import or export product, increases product pricing and negatively impact availability of product. Adverse economic conditions may decrease our customers’ demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease, and reserves for our credit losses and write-offs of receivables may increase.

If we lost one or more of our large volume customers, our earnings may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of our largest customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows.

Changes in the IT industry, customers’ usage or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services we sell.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, platform as a service (“PaaS”), software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

We depend on continued innovations in hardware, software and services offerings by our vendors, as well as the competitiveness of their offerings and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software and services offerings, such as cloud-based solutions, including IaaS, SaaS and PaaS. We depend on innovations in hardware, software and services offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell could have an adverse effect on our business, results of operations or cash flows.

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

We also depend upon our vendors for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or are not authorized to offer in one or more customer channels. In addition, our success depends on our ability to develop relationships with and sell hardware, software and services and emerging vendors, as well as vendors that we have not historically represented in the marketplace. To the extent that a vendor’s offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, or we partner with a vendor that is not in demand or demand significantly decreases, our business, results of operations, or cash flows could be adversely impacted.

We may fail to innovate or create new solutions which align with changing market and customer demand.

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our propriety software, and financing, we expect to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, create solutions which may integrate evolving vendor products and services as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design and fulfillment services, and we may lack the skills or personnel to execute. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduce revenue and financial performance.

In the software market, a number of companies market business-to-business electronic commerce solutions similar to ours, and competitors are adapting their product offerings to a SaaS platform. We may not be able to compete successfully against current or future competitors, and competitive pressures faced by us may harm our business, operating results, or financial condition. We also face indirect competition from customers’ potential internal development efforts and have to overcome customers’ potential reluctance to move away from legacy systems and processes.

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

A substantial portion of our revenue within our technology segment depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 42%, 42%, and 47% of our technology segment net sales for the years ended March 31, 2019, 2018, and 2017, respectively. Products manufactured by NetApp, Hewlett Packard, Juniper Networks, Dell/EMC, and Arista Networks, represented approximately 20% - 22% of technology segment net sales for the last three years.

Our industry frequently experiences periods of product shortages from our vendors or our vendor’s distributors as a result of our vendors’ difficulties in projecting demand for certain products we sell; additional trade law provisions or regulations; additional duties, tariffs or other charges on imports or exports; natural disasters affecting our suppliers’ facilities; and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.

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

We may experience a reduction in incentives offered to us and earned by us from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that adversely affects us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods, or if we do not comply with the terms of these programs, or do not sell certain products that earn the incentive, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

We depend on third-party companies to perform certain of our obligations to our customers, which if not performed adequately could cause significant disruption to our business.

We rely on arrangements with third-parties to perform certain professional services, managed services, warranties, configuration services, and other services for our customers. If these third-parties do not perform these in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected.

We rely on independent shipping companies to deliver products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges that may result from economic, supply-chain, geopolitical, or other disruptions. We may incorrectly import or export products when shipping to and from different countries. Violation of trade laws may disrupt our international operations negatively or impair our reputation or we may incur monetary damage. Violation of trade laws may also result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers and others. In addition, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers with which we share confidential information with grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

We may not be able to hire and/or retain personnel that we need.

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. The US is currently in a low unemployment environment and we may not be able to hire or retain sufficient personnel to maintain and grow our business. In addition, changes to immigration laws may impact our ability to hire or retain talent. Frequently, our competitors require their employees to agree to non-compete and non-solicitation agreements as part of their employment. This makes it more difficult for us to hire and increases our costs by reviewing and managing non-compete restrictions. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

We face substantial competition from other companies.

In our technology segment, we compete in all areas of our business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional, national, and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete based principally on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Online market place competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces. Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

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

In addition, our financial results could be adversely affected by financial adjustments required by generally accepted accounting principles in the US (“GAAP”) in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired; we may be required to incur material charges relating to the impairment of those assets.

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

Rising interest rates or the loss of key lenders may affect our future profitability and our ability to monetize our financing receivables and investments in operating leases.

We finance transactions with our customers utilizing fix-rate borrowing. If we fund such transactions at inception with a third-party lender, we are able to lock an interest rate spread on the transaction between the customer rate and third-party rate. However, we may delay funding the transaction, and if interest rates increase in the interim, the interest rate spread will decrease, which will adversely impact our profitability, or we may not choose to fund the transaction due to higher interest rates, thus inhibiting our ability to monetize our portfolio to generate cash.

We rely on lenders to fund financing transactions we originate with our customers. Loss of any lender or group of lenders may significantly impact our ability to originate financing transactions, which may negatively impact our financial condition. In addition, our lenders may no longer be willing to provide funding under our current terms and conditions and may demand new terms and conditions that negatively impact our ability to consummate a financing transaction with our customers. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees.

We may not have designed or maintained our IT systems to support our business.

We depend heavily upon the accuracy and reliability of our information, telecommunication, cybersecurity and other systems including the operation of redundant systems if there are failures in our primary systems, which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure and improve our systems. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third-parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

Our managed services business requires us to monitor our customers’ devices on their networks across varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims.

We rely on the competency of our internal IT personnel. Our failure to hire, develop, retain, and supervise competent IT personnel to secure our data, design redundant systems, or design and maintain our technology systems including our data and voice networks, and applications, could significantly interrupt our business causing a negative impact on our results.

We may not adequately protect ourselves through our contract vehicles, or our insurance policies may not be adequate to address potential losses or claims.

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

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

As of March 31, 2019, and 2018, we had reserves for credit losses of $2.6 million and $2.7 million, respectively.

We may be liable for misuse of our customers’ or employees’ information.

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

If third-parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third-parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ networks, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses when new laws or regulations regarding the use of information are enacted, or if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the size and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

We may be required to expend significant capital and other resources to protect against security breaches or to remediate the subsequent risks and issues caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject us to liability, damage our reputation, and diminish the value of our brand. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage for errors and omissions or security breaches will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

Failure to comply with our public-sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business.

Revenues in our public sector are derived from sales to state and local government and educational institution (“SLED”) customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment, or ineligibility from doing business with the government and other customers in the SLED sector. In addition, contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default and are subject to audits. In addition, most contracts require successfully bidding and award of the contract. These bid processes can be complex and require extensive review of terms and conditions and data compilation. Multiple bidders may win a product category, which creates aggressive competition even after contract award. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.

Failure to comply with new laws or changes to existing laws may adversely impact our business.

Our operations are subject to numerous US and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that against employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures.

Loss of services by any of our executive officers or senior management and/or failure to successfully implement a succession plan could adversely affect our business.

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

The loss of the technology segment’s credit facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met each quarter and either party may terminate the agreement for any reason with a 90-days’ notice. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

Changes in accounting standards, or the misapplication of current accounting standards, may adversely affect our future financial results.

We prepare our financial statements in conformity with accounting principles generally accepted in the US These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC, the American Institute of Certified Public Accountants (“AICPA”) and various other bodies formed to interpret and create appropriate accounting policies. Future periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence our customers’ decision to purchase from us or finance transactions with us, which could have a significant adverse effect on our financial position or results of operations.

We are required to determine if we are the principal or agent in all transactions with our customers. The voluminous number of products and services we sell, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. We use estimates where necessary, such as the fair value of assets acquired, and liabilities assumed in a business combination, the analysis for goodwill impairment, allowance for doubtful accounts and the cost to perform professional and managed services, which require judgment and are based on best available information. If we are unable to accurately estimate the cost of these services or the time-line for completion of contracts, the profitability of our contracts may be materially and adversely affected.

We may not be able to realize our entire investment in the equipment we lease.

The realization of the residual value of the equipment we lease, predominantly at the end of the term of a lease, as well as during the life of the lease, is an important element in our financing segment. At the inception of certain leases, we record a residual value for the leased equipment based on our estimate of the value of the equipment at the expected disposition date.

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

Our results of operations are subject to fluctuations in foreign currency.

We have several foreign subsidiaries and conduct business in various countries and currencies. As result of these foreign operations, we have exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the functional currencies of our subsidiaries could cause fluctuations in our results of operations. Our operations in our foreign countries is insignificant. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

If we publish inaccurate catalog content data, our business could suffer.

Any defects or errors in our electronic catalog content data could harm our customers or deter businesses from participating in our offerings, damage our business reputation, harm our ability to attract new customers, and potentially expose us to liability. In addition, from time to time vendors who provide us electronic catalog data could submit to us inaccurate pricing or other catalog data. Even though such inaccuracies are not caused by us and are outside of our control, such inaccuracies could deter current and potential customers from using our products or result in inaccurate pricing to our customers.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2019, we had goodwill and other intangible assets of $110.8 million and $38.9 million, respectively.

We face risks of claims from third-parties for intellectual property infringement, including counterfeit products, that could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third-parties and/or are counterfeit products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or indemnification; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event such claims, we and our customers may be required to obtain one or more licenses from third-parties. We may not be able to obtain such licenses from third-parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

If our proprietary software products contain defects, our business could suffer.

Products as complex as those used to provide our electronic commerce solutions or cloud automation solutions, such as scripts, often contain unknown and undetected errors, performance problems, or use open source code. We may have serious defects immediately following introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future and certain errors we consider to be minor may be serious to our customers. Our software products, or automation solutions, may be circumvented or sabotaged by third-parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity to our proprietary software solutions because of a power loss at our data center, Internet interruption, or defects in our software. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that would be detrimental to our reputation and to our business.

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

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock, or issue other negative commentary about us or our industry. If one or more of the analysts that publish research about us cease coverage, we could lose visibility in the market or such discontinuance may be viewed negatively by the market. As a result of one or more of these factors, the trading price of our common stock could decline.

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

As of March 31, 2019, we lease space for 41 offices or warehouses. Our total leased square footage as of March 31, 2019, was approximately 321 thousand square feet for which we incurred rent expense of approximately $631 thousand per month. Some of our subsidiaries operate in shared office space to support sales, marketing activities and produce cost efficiency. Some sales and technical service personnel work from either home offices or at customer sites.

Our largest office location is in Herndon, Virginia. The lease contract terminates on December 31, 2022.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings that arise in the ordinary course of business. Legal proceedings which may arise in the ordinary course of business include, but are not limited to, preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights, and other intellectual property rights; claims of alleged non-compliance with contract provisions; employment-related claims; claims by competitors, vendors, or customers; claims related to alleged violations of laws and regulations; and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. Additionally, we proactively seek to recover funds to which we may be entitled. From time to time, we are successful in obtaining recoveries by filing a claim in class action suits, however, we have limited insight into the timing or amount of those recoveries.

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

MARKET INFORMATION

At March 31, 2019, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 21, 2019, there were approximately 143 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2019, and 2018. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”) out of funds legally available. Generally, we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2019. The numbers of shares and price per share for the prior periods presented in the table have been retroactively restated to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 11 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2018 through April 30, 2018	69,645	$78.14	69,645	20,516	(2)
May 1, 2018 through May 27, 2018	800	$79.93	800	19,716	(3)
May 28, 2018 through May 31, 2018	-	$-	-	519,716	(4)
June 1, 2018 through June 30, 2018	37,086	$95.80	-	519,716	(5)
July 1, 2018 through July 31, 2018	3,006	$101.50	-	519,716	(6)
August 1, 2018 through August 18, 2018	-	$-	-	519,716	(7)
August 19, 2018 through August 31, 2018	-	$-	-	500,000	(8)
September 1, 2018 through September 30, 2018	-	$-	-	500,000	(9)
October 1, 2018 through October 31, 2018	21,505	$84.57	21,505	478,495	(10)
November 1, 2018 through November 30, 2018	14,513	$81.93	14,513	463,982	(11)
December 1, 2018 through December 31, 2018	49,624	$70.76	49,624	414,358	(12)
January 1, 2019 through January 31, 2019	28,939	$72.58	28,939	385,419	(13)
February 1, 2019 through February 28, 2019	-	$-	-	385,419	(14)
March 1, 2019 through March 31, 2019	-	$-	-	385,419	(15)

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

(4)
On April 26, 2018, the Board authorized the Company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2018 and continuing to May 27, 2019. As of May 31, 2018, the remaining authorized shares to be purchased were 519,716 under both authorizations.

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

(11)
The share purchase authorization in place for the month ended November 30, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2018, the remaining authorized shares to be purchased were 463,982.

(12)
The share purchase authorization in place for the month ended December 31, 2018 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2018, the remaining authorized shares to be purchased were 414,358.

(13)
The share purchase authorization in place for the month ended January 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2019, the remaining authorized shares to be purchased were 385,419.

(14)
The share purchase authorization in place for the month ended February 28, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2019, the remaining authorized shares to be purchased were 385,419.

(15)
The share purchase authorization in place for the month ended March 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2019, the remaining authorized shares to be purchased were 385,419.

The timing and expiration date of the share repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of March 31, 2019 and 2018 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. Per share amounts have been retroactively adjusted for this stock split.

The selected financial data as of and for the years ended March 31, 2016 and 2015 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2019	2018 (a)	2017 (a)	2016	2015
	(in thousands, except per share data)
Net sales	$1,372,673	$1,418,802	$1,331,778	$1,204,199	$1,143,282
Cost of sales	1,042,285	1,095,320	1,032,019	942,142	898,735
Gross profit	330,388	323,482	299,759	262,057	244,547

Operating expense	250,854	239,243	214,027	186,306	173,837
Operating income	79,534	84,239	85,732	75,751	70,710

Other income	6,696	(348)	380	-	7,603
Earnings before provision for income taxes	86,230	83,891	86,112	75,751	78,313

Provision for income taxes	23,038	28,769	35,556	31,004	32,473
Net earnings	$63,192	$55,122	$50,556	$44,747	$45,840

Net earnings per common share - basic	$4.70	$4.00	$3.65	$3.08	$3.13

Net earnings per common share - diluted	$4.65	$3.95	$3.60	$3.05	$3.10

	For the years ended March 31,
Balance Sheet Data:	2019	2018 (a)	2017 (a)	2016	2015
	(in thousands)
Cash and cash equivalents	$79,816	$118,198	$109,760	$94,766	$76,175
Accounts receivable—net	341,227	296,688	291,016	276,399	249,803
Total financing receivables and operating leases—net	122,799	138,447	123,539	132,354	143,900
Total assets	$786,198	$755,471	$741,720	$616,680	$568,275

Total non-recourse and recourse notes payable	$48,647	$52,278	$37,424	$47,422	$56,564
Total liabilities	$361,945	$382,868	$395,802	$297,802	$289,013
Total stockholders’ equity	$424,253	$372,603	$345,918	$318,878	$279,262

Weighted average common shares outstanding—basic	13,448	13,790	13,867	14,513	14,636
Weighted average common shares outstanding—diluted	13,578	13,967	14,028	14,688	14,786

Note (a) Amounts for 2018 and 2017 have been adjusted to reflect the adoption of Topic 606.

Other Financial Data:

Our management monitors a number of financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, net earnings per common share, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted gross billings, non-GAAP net earnings, and non-GAAP net earnings per share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. These key indicators include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements as well as non-GAAP performance measurement tools.

A summary of these key indicators which are not included in our consolidated financial statements is presented as follows, (dollars in thousands, except per share data):

	For the years ended March 31,
Consolidated	2019	2018 (a)	2017 (a)	2016	2015
Net sales	$1,372,673	$1,418,802	$1,331,778	$1,204,199	$1,143,282
Gross profit	$330,388	$323,482	$299,759	$262,057	$244,547
Gross margin	24.1%	22.8%	22.5%	21.7%	21.3%
Operating income margin	5.8%	5.9%	6.4%	6.3%	6.2%
Net earnings	$63,192	$55,122	$50,556	$44,747	$45,840
Net earnings margin	4.6%	3.9%	3.8%	3.7%	4.0%
Net earnings per common share - diluted	$4.65	$3.95	$3.60	$3.05	$3.10
Non-GAAP: Net earnings (1)	$69,580	$70,413	$68,997	$61,520	$55,378
Non-GAAP: Net earnings per common share - diluted (1)	$5.12	$5.04	$4.92	$4.19	$3.75
Adjusted EBITDA (2)	$100,415	$102,774	$99,287	$87,691	$79,514
Adjusted EBITDA margin	7.3%	7.2%	7.5%	7.3%	6.9%
Purchases of property and equipment used internally	$6,042	$5,353	$3,356	$2,442	$3,610
Purchases of equipment under operating leases	5,587	2,237	6,202	12,026	8,163
Total capital expenditures	$11,629	$7,590	$9,558	$14,468	$11,773

Technology Segment
Net sales	$1,329,520	$1,372,765	$1,294,937	$1,169,065	$1,108,449
Adjusted gross billings (3)	$1,918,995	$1,899,685	$1,780,417	$1,562,191	$1,442,604
Gross profit	$294,662	$287,287	$269,749	$237,283	$220,776
Gross margin	22.2%	20.9%	20.8%	20.3%	19.9%
Operating income	$56,738	$62,389	$68,912	$63,689	$60,958
Adjusted EBITDA (2)	$77,202	$80,555	$82,117	$75,223	$69,309

Financing Segment
Net sales	$43,153	$46,037	$36,841	$35,134	$34,833
Gross profit	$35,726	$36,195	$30,010	$24,774	$23,771
Operating Income	$22,796	$21,850	$16,820	$12,062	$9,752
Adjusted EBITDA (2)	$23,213	$22,219	$17,170	$12,468	$10,205

Note (a) Amounts for 2018 and 2017 have been adjusted to reflect the adoption of Topic 606.

(1)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects, the tax (benefit) expense due to the re-measurement of deferred tax assets and liabilities at the new US tax rates, and an adjustment to our tax expense in the prior year assuming a 31.5% effective annual income tax rate for US operations. The presentation of non-GAAP net earnings and non-GAAP net earnings per common share – diluted have been changed from prior period presentations to include adjustments for expenses related to acquisitions such as legal, accounting, tax, and adjustments to the fair value of contingent purchase price consideration as well as stock compensation.

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

	For the years ended March 31,
	2019	2018	2017	2016	2015
GAAP: Earnings before tax	$86,230	$83,891	$86,112	$75,751	$78,313
Share based compensation	7,244	6,464	6,025	5,711	4,585
Acquisition and integration expense	1,813	2,150	278	681	(114)
Acquisition related amortization expense	7,423	5,978	4,000	2,917	1,888
Other (income) expense	(6,696)	348	(380)	-	(7,603)
Non-GAAP: Earnings before provision for income taxes	96,014	98,831	96,035	85,060	77,069
GAAP: Provision for income taxes	23,038	28,769	35,556	31,004	32,473
Share based compensation	1,988	1,866	1,709	1,581	1,290
Acquisition and integration expense	522	621	79	188	(32)
Acquisition related amortization expense	1,916	1,598	938	807	531
Other (income) expense	(1,702)	101	(108)	-	(2,140)
Remeasurement of deferred taxes	-	1,654	-	-	-
Adjustment to U.S. Federal Income Tax rate to 21%	-	(7,635)	(11,650)	(10,040)	(10,431)
Tax benefit on restricted stock	672	1,444	514	-	-
Non-GAAP: Provision for income taxes	26,434	28,418	27,038	23,540	21,691

Non-GAAP: Net earnings	$69,580	$70,413	$68,997	$61,520	$55,378

	For the years ended March 31,
	2019	2018	2017	2016	2015
GAAP: Net earnings per common share - diluted	$4.65	$3.95	$3.60	$3.05	$3.10

Share based compensation	0.38	0.33	0.31	0.28	0.22
Acquisition and integration expense	0.09	0.11	0.01	0.03	(0.01)
Acquisition related amortization expense	0.40	0.32	0.22	0.14	0.09
Other (income) expense	(0.35)	0.01	(0.02)	-	(0.37)
Remeasurement of deferred taxes	-	(0.12)	-	-	-
Adjustment to U.S. Federal Income Tax rate to 21%	-	0.54	0.84	0.69	0.72
Tax benefit on restricted stock	(0.05)	(0.10)	(0.04)	-	-
Total non-GAAP adjustments - net of tax	$0.47	$1.09	$1.32	$1.14	$0.65
Non-GAAP: Net earnings per common share - diluted	$5.12	$5.04	$4.92	$4.19	$3.75

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other income. Segment Adjusted EBITDA is defined as operating income calculated in accordance with GAAP, adjusted for interest expense, share-based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. We provide below a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales. The presentation of Adjusted EBITDA has been changed from prior period presentations to include adjustments for expenses related to acquisitions such as legal, accounting, tax, and adjustments to the fair value of contingent purchase price consideration as well as stock compensation.

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

	For the years ended March 31,
Consolidated	2019	2018	2017	2016	2015
Net earnings	$63,192	$55,122	$50,556	$44,747	$45,840
Provision for income taxes	23,038	28,769	35,556	31,004	32,473
Share based compensation	7,244	6,464	6,025	5,711	4,585
Acquisition and integration expense	1,813	2,150	278	681	(114)
Depreciation and amortization	11,824	9,921	7,252	5,548	4,333
Other (income) expense	(6,696)	348	(380)	-	(7,603)
Adjusted EBITDA	$100,415	$102,774	$99,287	$87,691	$79,514

Technology Segment
Operating income	$56,738	$62,389	$68,912	$63,689	$60,958
Depreciation and amortization	11,812	9,918	7,243	5,532	4,310
Share based compensation	6,839	6,098	5,684	5,321	4,155
Acquisition and integration expense	1,813	2,150	278	681	(114)
Adjusted EBITDA	$77,202	$80,555	$82,117	$75,223	$69,309

Financing Segment
Operating income	$22,796	$21,850	$16,820	$12,062	$9,752
Depreciation and amortization	12	3	9	16	23
Share based compensation	405	366	341	390	430
Adjusted EBITDA	$23,213	$22,219	$17,170	$12,468	$10,205

(3)
We define Adjusted gross billings as our Technology segment net sales calculated in accordance with GAAP, adjusted to exclude the costs incurred related to sales of third-party software assurance, subscription licenses, maintenance and services. We have provided below a reconciliation of Adjusted gross billings to Technology segment net sales, which is the most directly comparable financial measures to this non-GAAP financial measure.

We use Adjusted gross billings as a supplemental measure of our performance to gain insight into the volume of business generated by our technology segment, and to analyze the changes to our accounts receivable and accounts payable. Our use of Adjusted gross billings as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted gross billings or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	For the years ended March 31,
	2019	2018	2017	2016	2015
Technology segment net sales	$1,329,520	$1,372,765	$1,294,937	$1,169,065	$1,108,449
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	589,475	$526,920	$485,480	$393,126	$334,155
Adjusted gross billings	$1,918,995	$1,899,685	$1,780,417	$1,562,191	$1,442,604

  Note (a) Amounts for 2018 and 2017 have been adjusted to reflect the adoption of Topic 606.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Summary

During the year ended March 31, 2019, net sales decreased 3.3% to $1,372.7 million, or a decrease of $46.1 million over the prior fiscal year. Product sales for the year ended March 31, 2019 decreased 5.1% to 1,223.2 million, or a decrease of $66.1 million from $1,289.3 million in the prior year. Services sales during the year ended March 31, 2019 increased 15.4% to $149.5 million, or an increase of $20.0 million over prior year services sales of $129.5 million. There was a decrease in demand for products due mostly from our customers in the technology, and telecom, media and entertainment industries, offset by increase in demand from healthcare, and all other category of customers.

Consolidated gross profit increased 2.1%, to $330.4 million, compared to $323.5 million in the prior fiscal year due to higher margins. Consolidated gross margin increased 130 basis points to 24.1% for the year ended March 31, 2019, compared to 22.8% for the year ended March 31, 2018. The increase in gross margin was due to shifts in our revenue mix resulting from our continued focus on value added services for our customers, including the increase in sales of our advanced professional and managed services, sales of third-party maintenance agreements, and expanded gross profit and margins of our financing segment.

Operating income decreased $4.7 million, or 5.6%, to $79.5 million and operating margin decreased by 10 basis points to 5.8%, as compared to the year ended March 31, 2018. The decrease in operating earnings was due to a year over year increase in selling, general, and administrative expense of 3.9% or $9.0 million, due, in part to increases in variable compensation, healthcare costs and software license and maintenance, as well as the expenses associated with the acquisition of IDS in September 2017 and SLAIT in January 2019. As of March 31, 2019, we had 1,537 employees, an increase of 22.0% from 1,260 last year, of which 256 related to the acquisition of SLAIT. Depreciation and amortization expense increased $1.9 million, due to the acquisitions, and interest and financing costs increased  $0.8 million, due to an increase in the average balance of non-recourse notes payable outstanding during the year, as well as higher interest rates.

Our effective tax rate for the year ended March 31, 2019 was 26.7%, compared to 34.3% for the same period in the prior year, as our tax rate for fiscal year 2018 included a partial year impact of the change in the US statutory rate under the Tax Reform Act. The lower tax rate had a positive effect on net earnings for the year ended March 31, 2019 of $6.5 million compared to the prior year tax rate.

Net earnings for the year ended March 31, 2019 increased 14.6% to $63.2 million, as compared to the year ended March 31, 2018. Net earnings for the year ended March 31, 2019 included other income of $6.3 million from payments received from distributions from various claims we owned in customer bankruptcies.

Adjusted EBITDA for the year ended March 31, 2019 was $100.4 million, a decrease of $2.4 million, or 2.3%, from the prior year.

For the year ended March 31, 2019 diluted earnings per share were $4.65, and increase of $0.70, or 17.7%, compared with the prior year of $3.95 per diluted share. Non-GAAP diluted earnings per share was $5.12 for fiscal year 2019, an increase of $0.08, or 1.6%, from the prior year of $5.04 per diluted share.

Cash and cash equivalents decreased $38.4 million, or 32.5%, to $79.8 million at March 31, 2019 compared to March 31, 2018. The decrease is primarily the result of $50.7 million paid in cash at closing of our acquisition of SLAIT, the repurchase of 410,144 shares of our common stock for $32.1 million under our stock repurchase authorization in the year ended March 31, 2019, investments in our financing portfolio, working capital required for the growth in our technology segment, and an increase in our cash conversion cycle, partially offset by cash flows from operations. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment derives revenue from sales of product, project related advanced professional services, managed services and staff augmentation. The technology segment sells primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for information technology products.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and in the UK, Canada, Iceland, Spain, and the Netherlands. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP. Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements under “Organization and Summary of Significant Accounting Policies.” The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates, and actual results could differ materially from the amounts reported based on these policies.

REVENUE RECOGNITION. The majority of our revenues are derived from the following sources: sales of third-party products, software, software assurance, maintenance and services; sales of our advanced professional and managed services; sales of licenses of our software, and financing revenues. For all these revenue sources, we determine whether we are the principal or agent. Our revenue recognition policies vary based upon these revenue sources and the mischaracterization of these products and services could result in misapplication of revenue recognition polices.

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

Financing revenues include income earned from investments in leases, leased equipment, and financed third-party software and services. We classify our investments in leases and leased equipment as either direct financing lease, sales-type lease, or operating lease, as appropriate. Revenue on direct financing and sales-type leases is deferred at the inception of the leases and is recognized over the term of the lease using the interest method. Revenue on operating leases is recorded on a straight-line basis over the lease term. We classify third-party software, maintenances, and services that we finance for our customers as notes receivable and recognize interest income over the term of the arrangement using the effective interest method.

We account for the transfer of financial assets as sales or secured borrowings in accordance with Codification Topic 860, Transfers and Servicing. For transfers that qualify for sale treatment, we recognize a net gain on the later of the effective date of the transfer or the date that the transfer meets all the criteria for a sale.

RESIDUAL VALUES. Residual values represent our estimated value of the equipment at the end of the initial lease term. Our estimated residual values will vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, vendor’s discount, market conditions, lease term, equipment supply and demand, and new product announcements by vendors.

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

The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to a present value using a discount rate. Cash flow projections are based on management’s estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast.

The market approach estimates fair value by applying performance metric multiples to the reporting unit’s prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

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

INCOME TAXES. We make certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement reporting purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets and adjust any valuation allowances accordingly.

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

RESULTS OF OPERATIONS

The Year Ended March 31, 2019 Compared to the Year Ended March 31, 2018

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2019 and 2018 were as follows (in thousands):

	Year Ended March 31,
	2019	2018	Change
Net sales
Product	$1,180,042	$1,243,270	$(63,228)	(5.1%)
Services	149,478	129,495	19,983	15.4%
Total	1,329,520	1,372,765	(43,245)	(3.2%)

Cost of sales
Product	945,037	1,013,748	(68,711)	(6.8%)
Services	89,821	71,730	18,091	25.2%
Total	1,034,858	1,085,478	(50,620)	(4.7%)

Gross profit	294,662	287,287	7,375	2.6%

Selling, general, and administrative	226,112	214,980	11,132	5.2%
Depreciation and amortization	11,812	9,918	1,894	19.1%
Operating expenses	237,924	224,898	13,026	5.8%
Operating income	$56,738	$62,389	$(5,651)	(9.1%)

Adjusted gross billings	$1,918,995	$1,899,685	$19,310	1.0%
Adjusted EBITDA	$77,202	$80,555	$(3,353)	(4.2%)

Net sales: Net sales for the year ended March 31, 2019 decreased by $43.2 million or 3.2% to $1,329.5 million due to a decreases from our technology, and telecom, media and entertainment industries, which was partial offset by an increase in demand from healthcare, and all other category of customers. Product sales decreased 5.1% due to a shift in product mix. Services revenues increased 15.4%, or $20.0 million due to an increase in staff augmentation and managed services.

Adjusted gross billings increased to $1,919.0 million, or 1.0%, from $1,899.7 million in the prior year. The increase in adjusted gross billings was due to acquisitions.  This increase was offset by a shift in mix to third party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. As a result, net sales decreased year over year.

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2019, we had open orders of $161.4 million and deferred revenue of $59.9 million. As of March 31, 2018, we had open orders of $148.2 million and deferred revenues of $47.3 million. The increase of $12.6 million in deferred revenues as of March 31, 2019 as compared to the prior year is due increases from advanced professional and managed services.

We analyze sales by customer end market and by manufacturer. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended March 31,
	2019	2018	Change
Revenue by customer end market:
Technology	22%	24%	(2%)
SLED	17%	17%	0%
Financial Services	15%	15%	0%
Healthcare	15%	14%	1%
Telecom, Media & Entertainment	13%	14%	(1%)
All others	18%	16%	2%
Total	100%	100%

Revenue by vendor:
Cisco Systems	42%	42%	0%
HP Inc. & HPE	6%	6%	0%
Dell / EMC	5%	4%	1%
All others	47%	48%	(1%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year, with over 80% of our sales being generated from customers within the five end markets specified above. In fiscal year 2019, we had an increase in revenues from customers in the healthcare, and all others category of customer end markets, offset by decreases in revenues to technology, and telecommunications, media and entertainment customers. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems and Hewlett Packard companies, which remained at a constant percentage of 48% of total revenues for both fiscal year 2019 and 2018. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: The 4.7% decrease in cost of sales was due to the decrease in product sales, an improvement in gross margin on product sales, and a higher amount of services revenues. Gross margin increased 130 basis points to 22.2% for the year ended March 31, 2019, from 20.9% in the prior year due to an increase in sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. The change in revenue mix added 140 basis points to the gross margin, partially offset by a 10 basis points due to a reduction in vendor incentives earned as a percentage of sales for the year ended March 31, 2019 compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $226.1 million for the year ended March 31, 2019 increased by $11.1 million, or 5.2% from the prior year. Salaries and benefits increased $9.3 million or 5.3% to $186.8 million, compared to $177.5 million during the prior year. Approximately 26.5% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to an increase in the number of employees.

Our technology segment had 1,503 employees as of March 31, 2019, an increase of 288, or 23.7%, from 1,215 at March 31, 2018, 251 of which were added in the past year and relate to sales, marketing, and professional services personnel. The acquisition of SLAIT in January 2019, accounted for 256 of our employees as of March 31, 2019. Employee benefits, including healthcare, increased $0.6 million over the prior year.

General and administrative expenses increased $1.5 million, or 4.8%, to $32.3 million during the fiscal year ended March 31, 2019 compared to $30.8 million the prior year. Contributing to the increase in costs the acquisition of SLAIT in January 2019, and IDS in September 2017. The remaining increase in general and administrative costs was due to increases in software license and maintenance.

Depreciation and amortization expense: Depreciation and amortization expense increased $1.9 million, or 19.1%, to $11.8 million during the fiscal year ended March 31, 2019 compared to $9.9 million in the prior year. The increase is related to the acquisition of SLAIT in January 2019, and IDS in September 2017.

Segment earnings: As a result of the foregoing, operating income decreased $5.7 million, or 9.1%, to $56.7 million for the year ended March 31, 2019 and Adjusted EBITDA decreased 4.2% to $77.2 million for the year ended March 31, 2019.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2019 and 2018 were as follows (in thousands):

	Year Ended March 31,
	2019	2018	Change
Product sales	$43,153	$46,037	$(2,884)	(6.3%)

Cost of sales	7,427	9,842	(2,415)	(24.5%)

Gross profit	35,726	36,195	(469)	(1.3%)

Selling, general, and administrative	10,970	13,147	(2,177)	(16.6%)
Depreciation and amortization	12	3	9	300.0%
Interest and financing costs	1,948	1,195	753	63.0%
Operating expenses	12,930	14,345	(1,415)	(9.9%)

Operating income	$22,796	$21,850	$946	4.3%

Adjusted EBITDA	$23,213	$22,219	$994	4.5%

Net sales: Net sales decreased by $2.9 million, or 6.3%, to $43.2 million for the year ended March 31, 2019. The decrease was due to a reduction in post-contract earnings, and other financing revenues, partially offset by higher portfolio earnings and transactional gains. Post-contract earnings decreased by $7.2 million to $19.1 million due mainly to a reduction from the prior year in early terminations of certain financing transactions, which were $5.1 million lower and a reduction in proceeds from the sale of off lease equipment of $4.7 million in the prior fiscal year, partially offset by $2.5 million in higher renewal rentals over the prior year. Other financing revenues decreased $1.0 million from $2.1 million in the prior year. Portfolio earnings increased $3.2 million to $13.3 million for the year ended March 31, 2019 compared to the prior year, due to increases in direct financing leases earnings, notes receivable earnings, and operating lease revenues. Transactional gains increased $2.3 million to $9.1 million for the year ended March 31, 2019 from $6.8 million in the prior year due to a higher volume of sales of financing receivables. Total proceeds from sales of financing receivables were $276.1 million and $267.3 million for the years ended March 31, 2019 and 2018, respectively.

Our total financing receivables and operating leases decreased as of March 31, 2019 to $122.8 million from $138.4 million in the prior year, which was due to a decrease in notes receivable of $22.4 million, partially offset by increases of $4.4 million and $2.4 million in operating leases and direct finance leases as compared to the prior year, respectively.

Direct lease costs: Direct lease costs decreased 24.5%, or $2.4 million, to $7.4 million for the year ended March 31, 2019 as compared to the prior year, due to a decrease in cost of off lease equipment sold in the current year by $3.1 million. Gross profit decreased slightly by $0.5 million or 1.3% due to primarily to lower post contract earnings and other financing revenues, partially offset by higher portfolio earnings and transactional gains compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $11.0 million, a decrease of $2.2 million or 16.6%, due primarily to a decrease in salaries and benefits and a reduction in bad debt reserve expense. Salaries and benefits decreased by $2.0 million, or 18.3%, to $9.0 million primarily due to a decrease in variable compensation of $1.9 million. Our financing segment employed 34 people as of March 31, 2019 compared to 45 employees as of March 31, 2018, a decrease of 32.4%.

Interest and financing costs: Costs increased by $0.8 million or 63.0% to $1.9 million during the year ended March 31, 2019, as compared to the prior year. Our total notes payable decreased as of March 31, 2019 to $48.7 million from $52.3 for the prior year, although our average balance of notes payable outstanding during the year was higher than during the year ended March 31, 2018. Our weighted average interest rate for our notes payable was 4.68% as of March 31, 2019 compared to 4.04% for March 31, 2018.

Segment earnings: As a result of the foregoing, operating income increased $0.9 million, or 4.3%, to $22.8 million for the year ended March 31, 2019. Adjusted EBITDA increased $1.0 million, or 4.5%, to $23.2 million for the year ended March 31, 2019.

Consolidated

Other income: Other income and expense during the year ended March 31, 2019 was $6.7 million and included other non-operating income of $6.3 million from payments received from distributions from various claims we owned in customer bankruptcies.

Income taxes: Our effective income tax rates for the years ended March 31, 2019 and 2018 were 26.7% and 34.3%, respectively. In fiscal year 2018, we revised our estimated annual effective tax rate to reflect a change in the federal statutory rate from 35% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective at the beginning of fiscal years ending in 2018, using a blended rate for the annual period. As a result, the blended statutory tax rate for fiscal year 2018 was 31.5%. In addition, during fiscal year 2018, we recognized an estimated tax benefit in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate.

Net earnings: Net earnings were $63.2 million for the year ended March 31, 2019, an increase of 14.6% or $8.1 million as compared to $55.1 million in the prior fiscal year. The net earnings increase was due primarily to the increase in other income and the reduction in the tax rate in the current year compared to the year ended March 31, 2018.

Basic and fully diluted earnings per common share for the year ended March 31, 2019, were $4.70 and $4.65, and increased 17.5% and 17.7% over the prior year, respectively. Basic and fully diluted earnings per common share were $4.00 and $3.95, respectively, for the year ended March 31, 2018.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2019 were 13.4 million and 13.6 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2018 were 13.8 million and 14.0 million, respectively.

The Year Ended March 31, 2018 Compared to the Year Ended March 31, 2017

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2018	2017	Change
Net sales
Product	$1,243,270	$1,197,503	$45,767	3.8%
Services	129,495	97,434	32,061	32.9%
Total	1,372,765	1,294,937	77,828	6.0%

Cost of sales
Product	1,013,748	971,648	42,100	4.3%
Services	71,730	53,540	18,190	34.0%
Total	1,085,478	1,025,188	60,290	5.9%

Gross profit	287,287	269,749	17,538	6.5%

Selling, general, and administrative	214,980	193,594	21,386	11.0%
Depreciation and amortization	9,918	7,243	2,675	36.9%
Operating expenses	224,898	200,837	24,061	12.0%

Operating income	$62,389	$68,912	$(6,523)	(9.5%)

Adjusted gross billings	$1,899,685	$1,780,417	$119,268	6.7%
Adjusted EBITDA	$80,555	$82,117	$(1,562)	(1.9%)

Net sales: Net sales for the year ended March 31, 2018 increased by $77.8 million or 6.0% to $1,372.8 million due to an increase in demand for products and services due mostly from our technology, financial services, and healthcare customers. Product sales increased 3.8% due to increased demand from healthcare, financial services, and technology customer, which was partially offset by reductions in demand from SLED and telecom, media and entertainment customers. Sales of services increased 32.9%, or $32.1 million due to an increase in advanced professional and managed services.

Adjusted gross billings increased to $1,899.7 million, or 6.7%, from $1,780.4 million in the prior year. The growth in Adjusted gross billings was due to an increase in demand from customers. The percentage increase in net sales was lower than the increase in Adjusted gross billings due to a shift in product mix, as a higher proportion of our sales consisted of third-party maintenance, software assurance, SaaS/subscription licenses, and services, which are presented on a net basis.

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2018, we had open orders of $148.2 million and deferred revenue of $47.3 million. As of March 31, 2017, we had open orders of $184.1 million and deferred revenues of $68.3 million. The decrease of $21.0 million in deferred revenues as of March 31, 2018 as compared to the prior year is due reduction in the level of payments received for committed inventory.

We analyze sales by customer end market and by manufacturer. The percentage of net sales by industry and vendor are summarized below.

	Twelve Months Ended March 31,
	2018	2017	Change
Revenue by customer end market:
Technology	24%	23%	1%
SLED	17%	21%	(4%)
Financial Services	15%	13%	2%
Healthcare	14%	11%	3%
Telecom, Media & Entertainment	14%	15%	(1%)
All others	16%	17%	(1%)
Total	100%	100%

	Twelve Months Ended June 30,
	2018	2017	Change
Revenue by vendor:
Cisco Systems	42%	47%	(5%)
NetApp	4%	6%	(2%)
HP Inc. & HPE	6%	5%	1%
All others	48%	42%	6%
Total	100%	100%

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

The majority of our revenues by vendor are derived from Cisco Systems, Hewlett Packard companies and NetApp, which in total, declined to 52% in our fiscal year 2019 from 58% in the prior year. This decrease is due to competition and developments in the IT industry. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: The 5.9% increase in cost of sales was due to the increase in sales of product and services, offset by an improvement in gross margins. Our gross margin increased 10 basis points to 20.9% for the year ended March 31, 2018, from 20.8% in the prior year due to an increase in increases in revenues from our advanced professional and managed services, which were offset by lower product margins. The change in product mix added 50 basis points to the gross margin, while being offset by a 40 basis points due to a decrease in vendor incentives earned as a percentage of sales of product and services for the year ended March 31, 2018 compared to the prior year.

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

General and administrative expenses increased $4.7 million, or 18.2%, to $30.8 million during the fiscal year ended March 31, 2018 compared to $26.1 million the prior year. The additional costs are substantially due to our expanding geographical presence and the acquisition of OneCloud in May 2017 and IDS in September 2017. We also incurred additional expenses due to increases in personnel, including communications, and travel and entertainment expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $2.7 million, or 36.9%, to $9.9 million during the fiscal year ended March 31, 2018 compared to $7.2 million in the prior year. The increase in depreciation and amortization expense is, again, related to the acquisition of OneCloud in May 2017 and IDS in September 2017.

Segment earnings: As a result of the foregoing, operating income decreased $6.5 million, or 9.5%, to $62.4 million for the year ended March 31, 2018 and Adjusted EBITDA decreased 1.9% to $80.6 million for the year ended March 31, 2018.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2018 and 2017 were as follows (in thousands):

	Year Ended March 31,
	2018	2017	Change
Product sales	46,037	34,452	9,196	26.7%

Cost of sales	9,842	4,442	5,400	121.6%

Gross profit	36,195	30,010	3,796	12.6%

Selling, general, and administrative	13,147	11,638	1,509	13.0%
Depreciation and amortization	3	9	(6)	(66.7%)
Interest and financing costs	1,195	1,543	(348)	(22.6%)
Operating expenses	14,345	13,190	1,155	8.8%

Operating income	$21,850	$16,820	$2,641	15.7%

Adjusted EBITDA	$22,219	$17,170	$5,049	29.4%

Net sales: Net sales increased by $9.2 million, or 25.0%, to $46.1 million for the year ended March 31, 2018. The increase was due to higher post-contract earnings, portfolio earnings and other financing revenue which were partially offset by lower transactional gains. Post-contract earnings increased by $11.3 million to $26.3 million due mainly to early terminations of certain financing transactions, and higher renewal rentals over the prior year. Portfolio earnings increased $0.8 million to $10.1 million for the year ended March 31, 2018 compared to the prior year, mainly due to an increase in operating lease revenues. Other financing revenues increased $0.2 million to $2.1 million. Transactional gains decreased $1.3 million to $6.8 million for the year ended March 31, 2018 from $8.1 million in the prior year due to a lower volume of sales of financing receivables. Total proceeds from sales of financing receivables were $267.3 million and $339.4 million for the years ended March 31, 2018 and 2017, respectively.

Our total financing receivables and operating leases increased as of March 31, 2018 to $138.4 million from $123.5 million in the prior year, which was due to an increase in notes receivables of $17.5 million, partially offset by reductions of $1.3 million in both operating leases and direct finance leases as compared to the prior year.

Direct lease costs: Direct lease costs increased 44.1% or $3.0 million for the year ended March 31, 2018 as compared to the prior year, due to increases in cost of off lease equipment sold and depreciation expense related to a higher volume of operating lease revenues. Gross profit increased $6.2 million or 20.6% due to higher post contract earnings, portfolio earnings, and other financing revenues, partially offset by transactional gains compared to the prior year.

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

Segment earnings: As a result of the foregoing, operating income increased $5.0 million, or 29.9% to $21.9 and million for the year ended March 31, 2018, while Adjusted EBITDA increased $5.0 million, or 29.4% to $22.2 and million for the year ended March 31, 2018.

Consolidated

Other income: Other income and expense during the year ended March 31, 2018 was a net expense of $0.3 million, which consists of interest income on cash and cash equivalents, more than offset by foreign currency transaction losses. During the year ended March 31, 2017, we received $380 thousand related to the dynamic random-access memory (DRAM) class action lawsuit, which claimed that manufacturers fixed the price for DRAM, a common component in consumer electronics, which is included within other income in our consolidated statement of operations.

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

Our subsidiary ePlus Technology, inc., part of our technology segment, finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). ePlus Technology, inc.’s agreement with WFCDF has an aggregate credit limit of $250 million.

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

There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at March 31, 2019 or March 31, 2018, while the maximum credit limit was $50 million and $30.0 million for March 31, 2019 and 2018, respectively. The borrowings and repayments under the floor plan component are reflected as “net borrowings on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Year Ended March 31,
	2019	2018	2017
Net cash provided by operating activities	$39,411	$82,766	$33,016
Net cash used in investing activities	(96,205)	(57,677)	(26,345)
Net cash provided by (used) in financing activities	18,456	(16,765)	7,814
Effect of exchange rate changes on cash	(44)	114	509

Net Decrease in Cash and Cash Equivalents	$(38,382)	$8,438	$14,994

Cash flows from operating activities. Cash provided by operating activities totaled $39.4 million in the year ended March 31, 2019. Net earnings adjusted for the impact of non-cash items was $81.3 million. Net changes in assets and liabilities resulted in a decrease to cash of $41.9 million, primarily due to cash used for accounts receivable of $34.3 million inventories of $10.9 million, financing receivables of $7.9 million, and salaries and commissions payable, deferred revenue and other liabilities $6.6 million, which were partially offset by a decrease accounts payable of $12.4 million, and in deferred costs, other intangibles, and other assets of $5.4 million. The reduction in inventory is due to committed customer orders from the prior year invoiced in the current fiscal year.

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

To manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2019	2018	2017

(DSO) Days sales outstanding (1)	59	54	59
(DIO) Days inventory outstanding (2)	12	12	24
(DPO) Days payable outstanding (3)	(44)	(43)	(45)
Cash conversion cycle	27	23	38

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

Our cash conversion cycle increased to 27 days at March 31, 2019, compared to 23 days at March 31, 2018, primarily driven by an increase in DSO of 5 days, as a result of the average accounts receivable trade balance increasing 17.4% over the prior year’s fourth quarter and Adjusted gross billings increasing 6.8% for the same period. The remaining change in our DSO was due to timing of collections.

Our cash conversion cycle decreased to 23 days at March 31, 2018, compared to 38 days at March 31, 2017, primarily driven by a decrease in DIO of 12 days. Our DIO as of March 31, 2018 was primarily impacted by a decrease in average inventory balances of 57.4%, or $53.7 million, over the prior year primarily due to a large project for one of our major customers. Our DSO decreased by 5 days as a result of the average accounts receivable trade balance decreasing 11.7% over the prior year’s fourth quarter and Adjusted gross billings decreasing 3.6% for the same period. The remaining change in our DSO was due to timing of collections.

Cash flows related to investing activities. Cash used in investing activities was $96.2 million during the year ended March 31, 2019, which included cash used in acquisitions, net of cash acquired of $49.8 million, net issuance of financing receivables of $101.4 million purchases of property, equipment, and operating lease equipment, and assets to be leased or financed of $22.0 million, partially offset by proceeds from the sale of financing receivables of $73.4 million and the sale of property, equipment, and operating lease equipment of $3.6 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third-party vendors.

Cash used in investing activities was $57.7 million during the year ended March 31, 2018, which included cash used in acquisitions, net of cash acquired of $37.7 million, purchases of property, equipment, and operating lease equipment, and assets to be leased of $14.0 million and, and net issuance of financing receivables of $20.4 million, partially offset primarily by proceeds from sale of property, equipment, and operating lease equipment of $14.4 million. The net issuance of financing receivables included within cash flows from investing activities consists of assets financed by our financing segment that were purchased from third-party vendors.

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

Cash flows from financing activities. Cash provided by in financing activities was $18.5 million for the year ended March 31, 2019, driven by net borrowings of non-recourse and recourse notes payable of $40.9 million, and net borrowings on our floor plan facility of $4.0, partially offset by repurchases of common stock of $18.8 million, million, and by payments to settle financing of acquisitions of $7.6 million.

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. Historically, we have obtained mostly non-recourse borrowings from third-party banks and finance companies. We continue to be able to obtain financing through our traditional lending sources. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed lease payments under the lease at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid from the lease payments, the lien is released, and all further rental or sale proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk of each lease, and the lender’s only recourse, upon default by the lessee, is against the lessee and the specific equipment under lease.

At March 31, 2019, our non-recourse notes payables decreased 4.5% to $48.6 million, as compared to $50.9 million at March 31, 2018. We had recourse notes payable of $28 thousand as of March 31, 2019, compared to $1.3 million as of March 31, 2018.

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

Credit Facility — Technology

Our subsidiaries, ePlus Technology, inc., and certain of its subsidiaries, have a financing facility from WFCDF to finance their working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc., and certain of its subsidiaries and is secured by a blanket lien against all their assets, such as chattel paper, receivables and inventory. As of March 31, 2019, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit component that increased from $30.0 million to $50 million on January 15, 2019 through an amendment to the WFCDF credit facility.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, that provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election or October 31 of that same year. On July 17, 2018, we elected to temporarily increase the aggregate limit to $325.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s and certain of its subsidiaries’ minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of March 31, 2019. Interest on the facility is assessed at a rate of the One Month LIBOR plus two and one-half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and certain of its subsidiaries and the guaranty as described below.

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

Floor Plan Component

Purchases including computer technology products, software, maintenance and services by ePlus Technology, inc. and certain of its subsidiaries are in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases, we can pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2019	Balance as of March 31, 2019	Maximum Credit Limit at March 31, 2018	Balance as of March 31, 2018
$250,000	$116,083	$250,000	$112,109

Accounts Receivable Component

ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at March 31, 2019 and 2018, while the maximum credit limit was $30.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2019, and 2018, we were not involved in any unconsolidated special purpose entity transactions.

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

Contractual Obligations

The impact that our contractual obligations as of March 31, 2019 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Recourse & non-recourse notes payable (1)	$48,647	$38,146	$9,193	$1,308	$-
Interest payments on recourse and non-recourse notes payable	1,133	678	380	75	-
Operating lease obligations	13,601	4,530	6,753	2,318	-
Total	$63,381	$43,354	$16,326	$3,701	$-

(1)	Payments reflected principal amounts related to the recourse and non-recourse notes payable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions funded with our cash flows, not debt, may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2019, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have transactions in foreign currencies, primarily in British Pounds (“GBP”), Euros, and Indian Rupees. There is a potential for exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. In addition, we have foreign currency exposure when transactions are not denominated in the subsidiary’s functional currency. To date, our foreign operations are insignificant in relation to total consolidated operations and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

The UK referendum (“Brexit”) to leave the European Union could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our UK operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit-related economic and operational risks will not have a material effect on our results of operations and financial position.

We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

We have assets in UK, Canada and Iceland. As a lessor, we have entered into lease contracts and non-recourse, fixed-interest-rate financing denominated in GBP, Canadian dollars and in Icelandic krona. In our fiscal year beginning April 1, 2016, we began entering in financing transactions and non-recourse, fixed-interest-rate financing denominated in GBP in the UK. To date, our foreign operations have been insignificant, and we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, or “disclosure controls”, as of the end of the period covered by this report. as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K annual report, is recorded, processed, summarized and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2019 were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2019.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2019, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Stock Ownership - Section 16 (a) Beneficial Ownership Reporting Compliance, and “Corporate Governance – Code of Conduct” and “- Board Committees” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information,” Stock Ownership - Ownership of our Common Stock” and “Certain Beneficial Owners, Directors and Executive Officers” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2020” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

See “Financial Statement Schedule II - Valuation and Qualifying Accounts” on page S-1.

(a)(3) Exhibit List

Exhibits 10.2 through 10.9 and 10.29 through 10.31 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

3.2	Amended and Restated Bylaws of ePlus inc. as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018).

4.1	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

4.2	Description of ePlus inc.’s Capital Stock

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

10.5	2017 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017).

10.6	ePlus inc. Executive Incentive Plan effective April 1, 2011 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2011).

10.7
ePlus inc. 2012 Employee Long-term Incentive Plan (updated to reflect stock split effected March 31, 2017) (Incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017).

10.8
Form of Award Agreement – Restricted Stock Agreement (for awards granted under and subject to the provisions of the ePlus inc. 2012 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013).

10.9
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

10.11
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

10.14
Amendment No. 1, dated July 31, 2014, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.15
Amendment No. 2, dated July 24, 2015, to Amended and Restated Business Financing Agreement by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2015).

10.16
Amendment No. 3, dated October 20, 2015, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.17
Amendment No. 4, dated July 28, 2016, to Amended and Restated Business Financing Agreement by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2016).

10.18
Amendment No. 5, dated July 27, 2017, to Amended and Restated Business Financing Agreement by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 3, 2017).

10.19
Amendment No. 6, dated February 15, 2018, to Amended and Restated Business Financing Agreement by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation)

10.20	Amendment No. 7, dated January 15, 2019, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2019)

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

10.27
Amendment No. 6, dated February 15, 2018, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation)

10.28
.Amendment No. 7, dated January 15, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2019).

10.29	Employment Agreement effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel (Incorporated herein by reference to Exhibit 10.1 on Form 8-K filed on May 9, 2018).

10.30
Amendment No. 1, effective July 16, 2018, to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron, (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 18, 2018).

10.31	ePlus inc. Cash Incentive Plan, effective April 1, 2018, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

21	Subsidiaries of ePlus inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(b) See item 15(a)(3) above.

(c) See Item 15(a)(1) and 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePlus inc.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
Date: May 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President (Principal Executive Officer)
Date: May 22, 2019

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 22, 2019

/s/ PHILLIP G. NORTON
By: Phillip G. Norton
Executive Chairman
Date: May 22, 2019

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 22, 2019

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 22, 2019

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Director
Date: May 22, 2019

/s/ LAWRENCE S. HERMAN
By: Lawrence S. Herman, Director
Date: May 22, 2019

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 22, 2019

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 22, 2019

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison
Date: May 22, 2019

/s/ TERRENCE O’DONNELL
By: Terrence O’Donnell, Director
Date: May 22, 2019

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting revenue from contracts with customers in 2018 due to the adoption of the new revenue standard.  The Company adopted this change using the full retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 22, 2019

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2019, of the Company and our report dated May 22, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 22, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	March 31, 2019	March 31, 2018
ASSETS		(as adjusted)

Current assets:
Cash and cash equivalents	$79,816	$118,198
Accounts receivable—trade, net	299,899	268,287
Accounts receivable—other, net	41,328	28,401
Inventories	50,493	39,855
Financing receivables—net, current	63,767	69,936
Deferred costs	17,301	16,589
Other current assets	7,499	23,625
Total current assets	560,103	564,891

Financing receivables and operating leases—net	59,032	68,511
Property, equipment and other assets	17,328	19,143
Goodwill	110,807	76,624
Other intangible assets—net	38,928	26,302
TOTAL ASSETS	$786,198	$755,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$86,801	$106,933
Accounts payable—floor plan	116,083	112,109
Salaries and commissions payable	21,286	19,801
Deferred revenue	47,251	35,648
Recourse notes payable—current	28	1,343
Non-recourse notes payable—current	38,117	40,863
Other current liabilities	19,285	33,370
Total current liabilities	328,851	350,067

Non-recourse notes payable—long term	10,502	10,072
Deferred tax liability—net	4,915	1,662
Other liabilities	17,677	21,067
TOTAL LIABILITIES	361,945	382,868

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $.01 per share par value; 25,000 shares authorized; 13,611 outstanding at March 31, 2019 and 13,761 outstanding at March 31, 2018	143	142
Additional paid-in capital	137,243	130,000
Treasury stock, at cost, 693 shares at March 31, 2019 and 467 shares at March 31, 2018	(53,999)	(36,016)
Retained earnings	341,137	277,945
Accumulated other comprehensive income—foreign currency translation adjustment	(271)	532
Total Stockholders’ Equity	424,253	372,603
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,198	$755,471

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2019	2018	2017
		(as adjusted)	(as adjusted)
Net sales
Product	$1,223,195	$1,289,307	$1,234,344
Services	149,478	129,495	97,434
Total	1,372,673	1,418,802	1,331,778
Cost of sales
Product	952,464	1,023,590	978,479
Services	89,821	71,730	53,540
Total	1,042,285	1,095,320	1,032,019

Gross profit	330,388	323,482	299,759

Selling, general, and administrative	237,082	228,127	205,232
Depreciation and amortization	11,824	9,921	7,252
Interest and financing costs	1,948	1,195	1,543
Operating expenses	250,854	239,243	214,027

Operating income	79,534	84,239	85,732

Other income (expense)	6,696	(348)	380

Earnings before tax	86,230	83,891	86,112

Provision for income taxes	23,038	28,769	35,556

Net earnings	$63,192	$55,122	$50,556

Net earnings per common share—basic	$4.70	$4.00	$3.65
Net earnings per common share—diluted	$4.65	$3.95	$3.60

Weighted average common shares outstanding—basic	13,448	13,790	13,867
Weighted average common shares outstanding—diluted	13,578	13,967	14,028

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2019	2018	2017
	(amounts in thousands)
NET EARNINGS	$63,192	$55,122	$50,556

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(803)	1,115	(112)

Other comprehensive income (loss)	(803)	1,115	(112)

TOTAL COMPREHENSIVE INCOME	$62,389	$56,237	$50,444

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2019	2018	2017
	(in thousands)
Cash Flows From Operating Activities:
Net earnings	$63,192	$55,122	$50,556

Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	18,639	15,827	11,731
Reserve for credit losses, inventory obsolescence, and sales returns	170	333	749
Share-based compensation expense	7,243	6,464	6,025
Deferred taxes	3,280	(44)	(1,196)
Payments from lessees directly to lenders—operating leases	(156)	(1,445)	(1,724)
Gain on disposal of property, equipment, and leased equipment	(2,027)	(8,694)	(3,977)
Gain on sale of financing receivables	(9,077)	(6,796)	(7,976)
Other	-	65	193
Changes in:
Accounts receivable	(34,306)	6,582	(17,232)
Inventories	(10,929)	54,982	(60,022)
Financing receivables—net	(7,883)	(8,537)	(5,824)
Deferred costs, other intangible assets, and other assets	5,412	(16,241)	(1,091)
Accounts payable	12,456	258	3,845
Salaries and commissions payable, deferred revenue, and other liabilities	(6,603)	(15,110)	58,959
Net cash provided by operating activities	$39,411	$82,766	$33,016

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment, and leased equipment	3,619	14,403	7,339
Purchases of property, equipment, and operating lease equipment	(11,629)	(7,590)	(9,558)
Purchases of assets to be leased or financed	(10,368)	(6,378)	(9,861)
Issuance of financing receivables	(175,410)	(170,666)	(129,361)
Repayments of financing receivables	73,942	78,047	55,093
Proceeds from sale of financing receivables	73,405	72,225	69,146
Cash used in acquisitions, net of cash acquired	(49,764)	(37,718)	(9,143)
Net cash used in investing activities	$(96,205)	$(57,677)	$(26,345)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Year Ended March 31,
	2019	2018	2017
	(in thousands)
Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$83,924	$72,389	$73,707
Repayments of non-recourse and recourse notes payable	(43,054)	(31,302)	(40,414)
Repurchase of common stock	(18,754)	(35,245)	(30,493)
Repayments of financing of acquisitions	(7,634)	(2,104)	(1,142)
Net borrowings (repayments) on floor plan facility	3,974	(20,503)	6,156
Net cash provided by (used) in financing activities	18,456	(16,765)	7,814

Effect of exchange rate changes on cash	(44)	114	509

Net Decrease in Cash and Cash Equivalents	(38,382)	8,438	14,994

Cash and Cash Equivalents, Beginning of Period	118,198	109,760	94,766

Cash and Cash Equivalents, End of Period	$79,816	$118,198	$109,760

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,862	$602	$38
Cash paid for income taxes	$19,938	$32,134	$32,240

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$520	$591	$135
Purchases of property, equipment, and operating lease equipment	$(1,874)	$(290)	$(2,398)
Purchases of assets to be leased or financed	$(13,663)	$(5,089)	$(6,702)
Issuance of financing receivables	$(119,024)	$(132,982)	$(217,244)
Repayments of financing receivables	$-	$13,018	$19,421
Proceeds from sale of financing receivables	$142,418	$143,956	$215,227
Financing of acquisitions	$(257)	$(12,050)	$(3,924)
Borrowing of non-recourse and recourse notes payable	$75,164	$16,066	$35,533
Repayments of non-recourse and recourse notes payable	$(156)	$(19,372)	$(29,217)
Vesting of share-based compensation	$12,816	$12,037	$8,013
Repurchase of common stock included in accounts payable	$-	$(771)	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

			Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Common Stock
	Shares	Par Value

Balance, April 1, 2016	14,731	$132	$117,511	$(129,518)	$331,224	$(471)	$318,878
Issuance of restricted stock awards	146	1	-	-	-	-	1
Share-based compensation	-	-	6,025	-	-	-	6,025
Repurchase of common stock	(716)	-	-	(29,430)	-	-	(29,430)
Stock split effected in the form of a dividend	-	71	-	-	(71)	-	-
Retirement of treasury stock		(62)	-	158,948	(158,886)		-
Net earnings	-	-	-	-	50,556	-	50,556
Foreign currency translation adjustment	-	-	-	-	-	(112)	(112)
Balance, March 31, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918

Issuance of restricted stock awards	67	-	-	-	-	-	-
Share-based compensation	-	-	6,464	-	-	-	6,464
Repurchase of common stock	(467)	-	-	(36,016)	-	-	(36,016)
Net earnings	-	-	-	-	55,122	-	55,122
Foreign currency translation adjustment	-	-	-	-	-	1,115	1,115

Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	75	1	-	-	-	-	1
Share-based compensation	-	-	7,243	-	-	-	7,243
Repurchase of common stock	(225)	-	-	(17,983)	-	-	(17,983)
Net earnings	-	-	-	-	63,192	-	63,192
Foreign currency translation adjustment	-	-	-	-	-	(803)	(803)

Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2019, 2018 and 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on middle market and large enterprise customers in North America and the UK.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal year 2019, 2018 and 2017 are included in the consolidated financial statements from the dates of acquisition.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

REVENUE RECOGNITION — We recognize our revenues from the sales of third-party products, third-party software, third-party services such as maintenance and software support, ePlus professional and managed services, and hosting ePlus proprietary software. We recognize revenue from these sales under the guidance in Accounting Standards Codification (“Codification”) Topic 606, Revenue from Contracts with Customers (“Codification Topic 606”).

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

We typically invoice our customers for third-party products upon shipment, unless our customers lease the equipment through our financing segment, in which case the arrangement is accounted for as a lease in accordance with Codification Topic 840, Leases ("Codification Topic 840"). We typically invoice our customers for third-party software upon delivery and third-party services at the point of sale, unless our customers finance these assets equipment through our financing segment, in which case we record a financing receivable based on the terms of the arrangement.

Product Revenue

Sales of third-party products

We are the principal in sales of third-party products. As such, we recognize sales on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. We recognize revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the product to the customer.

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

Sales of third-party software

We are typically the principal in sales of third-party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. We recognize revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the software to the customer.

We often sell third-party support accompanying third-party software. When the third-party software benefits the customer only in conjunction with the accompanying support, such as in sales of anti-virus software and support, we consider the third-party software and support as inputs to a single performance obligation. The third-party controls the service as it is transferred to the customer and therefore we are acting as an agent in these transactions. We recognize revenue from these sales on a net basis when our customer and vendor accept the terms and conditions of the arrangement.

Sales of third-party maintenance, software support, and services

We are the agent in sales of third-party maintenance, software support, and services as the third-party controls the service until it is transferred to the customer. We recognize sales on a net basis equal to the selling price to the customer less the acquisition cost. We recognize revenue from these sales when our customer and vendor accept the terms and conditions of the arrangement.

Freight and sales tax

We present freight billed to our customers within sales and the related freight charged to us within cost of sales. We present sales tax collected from customers and remittances to governmental authorities on a net basis.

Financing revenue and other

We account for leases to customers in accordance with Codification Topic 840. Our accounting for leases is different depending on the type of lease. Each lease is classified as either a direct financing lease, sales-type lease, or operating lease, as appropriate.

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

Service Revenue

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

CASH AND CASH EQUIVALENTS — We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. There were no restrictions on the withdrawal of funds from our money market funds as of March 31, 2019 and March 31, 2018.

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

RESIDUAL VALUES — Residual values, representing the unguaranteed estimated value of equipment at the termination of a lease, are recorded at the inception of each lease. The estimated residual values vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, vendor’s discount, market conditions, term of the lease, equipment supply and demand and by new product announcements by vendors.

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

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, notes receivable and investments in direct financing and sales-type leases. Cash and cash equivalents and short-term investments are maintained principally with financial institutions in the US, which have high credit ratings. Risk on accounts receivable, notes receivable and investments in direct financing and sales-type leases is reduced by the large number of diverse industries comprising our customer base and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated through the underlying collateral and whether the lease is funded with recourse or non-recourse notes payable.

A substantial portion of our sales are products from Cisco Systems, which represented approximately 42%, 42%, and 47%, of our technology segment net sales for the years ended March 31, 2019, 2018, and 2017, respectively.

INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories are shown net of allowance for obsolescence of $259 thousand and $247 thousand as of March 31, 2019 and 2018, respectively.

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

CAPITALIZATION OF COSTS OF SOFTWARE FOR INTERNAL USE — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. Software capitalized for internal use was $2.5 million and $2.1 million during the years ended March 31, 2019 and March 31, 2018, respectively, and is included in the accompanying consolidated balance sheets as a component of goodwill and other intangible assets. We had capitalized costs, net of amortization, of approximately $5.4 million and $3.3 million at March 31, 2019 and March 31, 2018, respectively.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2019 and 2018 were $13.1 million and $12.8 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

Vendor consideration received pursuant to volume purchase incentive programs is allocated to inventory based on the applicable incentives from each vendor and is recorded in cost of sales, as the inventory is sold. If a rebate is probable and reasonably estimable, it is recognized based on a systematic and rational allocation of the cash consideration offered to the underlying transactions that result in our progress toward earning the rebate. If a rebate is not probable and reasonably estimable, it is recognized as the milestones are achieved.

Vendor consideration received pursuant to shared marketing expense programs is recorded as a reduction of the related selling and administrative expenses in the period the program takes place only if the consideration represents a reimbursement of specific, incremental, identifiable costs. Consideration that exceeds the specific, incremental, identifiable costs is classified as a reduction of cost of sales.

SHARE-BASED COMPENSATION — We account for share-based compensation in accordance with Codification Topic 718 Compensation—Stock Compensation. We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

INCOME TAXES — Deferred income taxes are accounted for in accordance with Codification Topic 740 Income Taxes (“Codification Topic 740”). Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement reporting and tax bases of assets and liabilities, using tax rates currently in effect. Future tax benefits, such as net operating loss carry-forwards, are recognized to the extent that realization of these benefits is considered to be more likely than not. We review our deferred tax assets at least annually and make necessary valuation adjustments.

In addition, we account for uncertain tax positions in accordance with Codification Topic 740. Specifically, the Topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method in accordance with Codification Topic 805 Business Combinations, which requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

Any premium paid over the fair value of the net tangible and intangible assets of the acquired business is recorded as goodwill. We recognize a gain in our income statement to the extent the purchase price is less than the fair value of assets acquired, and liabilities assumed. The results of operations for an acquired company are included in our financial statements from the date of acquisition.

FAIR VALUE MEASUREMENT — We follow the guidance in Codification Topic 820 Fair Value Measurements (“Codification Topic 820”) which governs fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. When determining the fair value measurements for assets and liabilities, which are required to be disclosed at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risk inherent in valuation techniques, transfer restrictions and credit risk.

Codification Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement as follows:

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. As of March 31, 2019, we measure money market funds and contingent consideration at fair value on a recurring basis, which is based on quoted net asset values.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities.

At March 31, 2019, the carrying amount of notes receivables and non-recourse payables were $40.4 million and $48.6 million, respectively and the fair value of notes receivables and non-recourse payables were $40.5 million and $48.7 million, respectively. The carrying amount and fair value of our recourse notes payable at March 31, 2019 were insignificant. At March 31, 2018, the carrying amount of notes receivables, recourse and non-recourse payables were $62.9 million, $1.3 million and $50.9 million, respectively, and the fair value of notes receivables, recourse and non-recourse payables were $63.0 million, $1.3 million and $51.1 million.

FOREIGN CURRENCY TRANSLATION — The Company’s functional currency is the US dollar. The functional currency of the Company’s international operating subsidiaries is generally the same as the corresponding local currency. Assets and liabilities of the international operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the international operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. All transaction gains or losses are recorded in operating expenses on our consolidated statement of operations. We recognized a gain of $0.4 million for the years ended March 31, 2019, and losses of $0.8 million and $0.7 million for the years ended March 31, 2018, and 2017, respectively.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, along with amendments issued in 2015 and 2016, replaced most existing revenue recognition guidance under GAAP and eliminate industry specific guidance. The core principle of the new guidance is that an entity should recognize revenue for the transfer of goods and services equal to an amount it expects to be entitled to receive for those goods and services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, to defer the effective date of ASU 2014-09 by one year. Including the one-year deferral, these updates became effective for us in our quarter ending June 30, 2018. The new guidance permitted two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).

We adopted the guidance in our quarter ending June 30, 2018 and used the full retrospective method. The outcome of adoption of the new standard are as follows:

•
The accounting for revenue within our technology segment related to the sale of third-party products, software, services, as well as our professional and managed services remained substantially unchanged.

•
The accounting for certain bill and hold transactions resulted in revenue and costs for certain of those arrangements being recognized earlier than under current prior GAAP.  Additionally, we recognize revenues on the sale of off-lease equipment on a gross basis under the new revenue standard. The impact on our consolidated statement of operations for these changes was an increase in our net sales and costs of sales of $7.8 million and $2.4 million for the years ended March 31, 2018 and 2017, respectively.

•
The impact on our consolidated balance sheet as of March 31, 2018, was a decrease in accounts receivable – trade of $1.9 million, an increase in accounts receivable – other of $1.9 million, a decrease in deferred costs of $3.2 million, and a decrease in deferred revenues of $3.2 million. There is no impact to our retained earnings as of March 31, 2018.The adoption of this standard did not materially impact our cash flows from operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This update requires adoption under a modified retrospective approach and will become effective for us in the quarter ending June 30, 2020. Early adoption is permitted beginning in our quarter ending June 30, 2019. We are currently evaluating the impact of this update on our financial statements.

In November 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of this new standard, together with several updates to the standard issued by FASB in 2018 and early 2019, is that a lessee should recognize the assets and liabilities that arise from leases. This new standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. Our adoption of the new standard will impact our financial statements through our activities as both a lessor of IT and other equipment and a lessee of facilities.

We are adopting the new standard in our quarter ending June 30, 2019 using a transition option that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition option, we do not update the financial information and disclosures for comparative periods. Additionally, we are electing a package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases.

At the beginning of our quarter ending June 30, 2019, as a lessee, there will be an approximate initial impact to our consolidated balance sheets of recognizing right to use assets of $12.7 million and lease liabilities of $12.3 million and a reduction in prepaid assets of $0.4 million.

Beginning upon adoption, as a lessor, we will recognize certain non-incremental, initial direct costs of obtaining a lease as an expense that had previously been deferred. In addition, we will recognize credit losses related to operating lease receivables as a reduction of revenue. Both these charges were not material in our year ended March 31, 2019. Further, we will recognize lessee-reimbursed property taxes as revenue with related expense whereas we previously presented these amounts net. This gross up of sales and cost of sales has no impact on gross profit; however, this will increase net sales and cost of sales by approximately $1 - $2 million during the year ending March 31, 2020.

Also beginning upon adoption, we will classify all cash flows from the issuance of, repayment of, and proceeds from the sale of financing receivables within operating activities in our consolidated statements of cash flow. Previously, we separately classified our flows for financing receivables arising from products sourced through us and those not sourced through us within operating activities and within investing activities, respectively. Additionally, as both a lessor and lessee, we will be providing new disclosures in respect to our leases.

3.	REVENUES

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $16.2 million and $28.1 million of receivables from contracts with customers included within financing receivables as of March 31, 2019 and March 31, 2018, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	March 31, 2019	March 31, 2018
Current (included in deferred revenue)	$46,356	$34,643
Non-current (included in other liabilities)	$13,593	$12,699

Revenue recognized from the beginning contract liability balance was $32.0 million and $60.9 million for the fiscal year ended March 31, 2019, and 2018, respectively.

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

Year ending March 31, 2020	$22,949
Fiscal 2021	9,594
Fiscal 2022	3,182
Fiscal 2023	796
Fiscal 2024 and thereafter	21
Total remaining performance obligations	$36,542

4.	FINANCING RECEIVABLES AND OPERATING LEASES

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$40,563	$64,201	$104,764
Estimated unguaranteed residual value (1)	-	14,639	14,639
Initial direct costs, net of amortization (2)	377	332	709
Unearned income	-	(7,671)	(7,671)
Reserve for credit losses (3)	(505)	(530)	(1,035)
Total, net	$40,435	$70,971	$111,406
Reported as:
Current	$30,852	$32,914	$63,766
Long-term	9,583	38,057	47,640
Total, net	$40,435	$70,971	$111,406

(1)	Includes $8,996 thousand for the estimated residual values of direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $275 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

March 31, 2018	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$62,992	$65,943	$128,935
Estimated unguaranteed residual value (1)	-	11,226	11,226
Initial direct costs, net of amortization (2)	375	334	709
Unearned income	-	(8,251)	(8,251)
Reserve for credit losses (3)	(486)	(640)	(1,126)
Total, net	$62,881	$68,612	$131,493
Reported as:
Current	$39,993	$29,943	$69,936
Long-term	22,888	38,669	61,557
Total, net	$62,881	$68,612	$131,493

(1)	Includes $6,004 thousand for estimated residual values of direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $341 thousand.
(3)	For details on reserve for credit losses, refer to Note 6, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in direct financing and sales-type leases as of March 31, 2019 are as follows (in thousands):

Year ending March 31, 2019	$37,223
2020	17,382
2021	7,469
2022	1,960
2023 and thereafter	167
Total	$64,201

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as direct financing leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2019	March 31, 2018
Cost of equipment under operating leases	$21,532	$15,683
Accumulated depreciation	(10,139)	(8,729)
Investment in operating lease equipment—net (1)	$11,393	$6,954

(1)	Amounts include estimated unguaranteed residual values of $2,906 thousand and $1,921 thousand as of March 31, 2019 and 2018, respectively.

Future scheduled minimum lease rental payments as of March 31, 2019 are as follows (in thousands):

Year ending March 31, 2019	$4,490
2020	2,728
2021	1,497
2022	1,315
2023 and thereafter	443
Total	$10,473

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as secured borrowings or sales.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2019, and 2018 we had financing receivables of $50.2 million and $52.0 million, respectively, and operating leases of $7.8 million and $5.3 million, respectively that were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2019, 2018, and 2017, we recognized net gains of $9.1 million, $6.8 million, and $8.1 million, respectively, and total proceeds from these sales were $276.1 million, $267.3 million, and $339.4 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2019, and 2018, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2019, our maximum potential future payments related to such guarantees is $0.4 million. We believe the possibility of making any payments to be remote.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2019 and March 31, 2018, respectively (in thousands):

	Year Ended March 31, 2019			Year Ended March 31, 2018
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning Balance	$85,297	$(8,673)	$76,624	$57,070	$(8,673)	$48,397
Acquisitions	34,352	-	34,352	27,996	-	27,996
Foreign currency translations	(169)	-	(169)	231	-	231
Ending Balance	$119,480	$(8,673)	$110,807	$85,297	$(8,673)	$76,624

All of our goodwill as of March 31, 2019 and March 31, 2018 was assigned to our technology segment. See Note 15, “Business Combinations” for additional information regarding our acquisitions.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at March 31, 2019 and March 31, 2018 (in thousands):

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization /Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$57,407	$(23,865)	$33,542	$41,895	$(18,634)	$23,261
Capitalized software development	10,188	(4,802)	5,386	5,608	(2,567)	3,041
Total	$67,595	$(28,667)	$38,928	$47,503	$(21,201)	$26,302

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense was $7.9 million, $6.4 million, and $4.4 million for the years ended March 31, 2019, 2018 and 2017, respectively. Amortization expense is estimated to be $9.8 million, $8.3 million, $6.9 million, $5.4 million, and $3.8 million for the years ended March 31, 2020, 2021, 2022, 2023 and 2024, respectively.

See Note 15, “Business Combinations” for additional information regarding acquired intangibles.

6.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2019, 2018 and 2017 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	195	250	(110)	335
Write-offs and other	(154)	(231)	-	(385)
Balance March 31, 2019	$1,579	$505	$530	$2,614

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance April 1, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	264	73	125	462
Write-offs and other	(5)	(3,021)	(164)	(3,190)
Balance March 31, 2018	$1,538	$486	$640	$2,664

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows (in thousands):

	March 31, 2019		March 31, 2018
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$443	$530	$424	$640
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$505	$530	$486	$640

Minimum payments:
Ending balance: collectively evaluated for impairment	$40,501	$64,201	$62,930	$65,943
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$40,563	$64,201	$62,992	$65,943

The net credit exposure for the individually evaluated for impairment as of March 31, 2019 and March 31, 2018 was $0.1 million, which is related to one customer.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2019 and 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
March 31, 2019

High CQR	$325	$41	$10	$376	$543	$29,503	$30,422	$(2,799)	$(11,044)	$16,579
Average CQR	22	54	15	91	125	33,563	33,779	(2,508)	(20,848)	10,423
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$347	$95	$25	$467	$668	$63,066	$64,201	$(5,307)	$(31,892)	$27,002

March 31, 2018

High CQR	$143	$40	$43	$226	$224	$33,779	$34,229	$(3,743)	$(17,207)	$13,279
Average CQR	109	31	117	257	171	31,286	31,714	(2,749)	(16,012)	12,953
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$252	$71	$160	$483	$395	$65,065	$65,943	$(6,492)	$(33,219)	$26,232

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2019 and 2018 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure
March 31, 2019

High CQR	$990	$40	$30	$1,060	$3,813	$28,113	$32,986	$(18,245)	$14,741
Average CQR	105	34	7	146	137	7,232	7,515	(1,507)	6,008
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,095	$74	$99	$1,268	$3,950	$35,345	$40,563	$(19,752)	$20,811

March 31, 2018

High CQR	$175	$527	$423	$1,125	$3,262	$40,896	$45,283	$(30,345)	$14,938
Average CQR	42	409	22	473	394	16,780	17,647	(10,424)	7,223
Low CQR	-	-	62	62	-	-	62	-	62
Total	$217	$936	$507	$1,660	$3,656	$57,676	$62,992	$(40,769)	$22,223

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

7.	PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2019	March 31, 2018
Furniture, fixtures and equipment	$23,295	$20,167
Vehicles	302	336
Capitalized software	3,421	4,772
Leasehold improvements	6,010	5,252
Total assets	33,028	30,527

Accumulated depreciation and amortization	(25,714)	(23,017)
Property and equipment - net	$7,314	$7,510

For the years ended March 31, 2019, 2018 and 2017, depreciation and amortization expense on property and equipment was $4.7 million, $4.1 million, and $3.0 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2019	March 31, 2018
Other current assets:
Deposits & funds held in escrow	$438	$16,202
Prepaid assets	6,425	7,031
Other	636	392
Total other current assets	$7,499	$23,625

Property, equipment and other assets
Property and equipment, net	$7,314	$7,510
Deferred costs	8,856	9,302
Other	1,158	2,331
Total other assets - long term	$17,328	$19,143

Other current liabilities:
Accrued expenses	$7,813	$8,339
Accrued income taxes payable	181	175
Contingent consideration - current	5,162	5,806
Other	6,129	19,050
Total other current liabilities	$19,285	$33,370

Other liabilities:
Deferred revenue	$13,789	$12,910
Contingent consideration - long-term	3,780	7,707
Other	108	450
Total other liabilities - long term	$17,677	$21,067

As of March 31, 2019, and 2018 we had deposits and funds held in escrow of $0.4 million and $16.2 million, respectively. These balances relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds were placed in escrow and were released during the current fiscal year upon payment of outstanding invoices related to the underlying financing arrangements that were sold. The decrease in the other category within current liabilities from March 31, 2018 to March 31, 2019 was primarily due to a reduction of $10.3 million in cash owed to investors that had purchased financing receivables that we subsequently collected and owed to the investors.

8.	NOTES PAYABLE AND CREDIT FACILITY

Recourse and non-recourse obligations consist of the following (in thousands):

	March 31, 2019	March 31, 2018
Recourse notes payable with interest rates of 4.00% March 31, 2019 and 4.11% at March 31, 2018.
Current	$28	$1,343

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 3.23% to 8.45% as of March 31, 2019 and 2.04% to 8.45% as of March 31, 2018.

Current	$38,117	$40,863
Long-term	10,502	10,072
Total non-recourse notes payable	$48,619	$50,935

Principal and interest payments on the non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.68% and 4.04%, as of March 31, 2019 and March 31, 2018, respectively. The weighted average interest rate for our recourse notes payable was 4.00% and 4.11%, as of March 31, 2019 and March 31, 2018, respectively. Under recourse financing, in the event of a default by a customer, the lender has recourse against the customer, the assets serving as collateral, and us. Under non-recourse financing, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $116.1 million and $112.1 million as of March 31, 2019 and 2018, respectively. Under the accounts receivable component, we had no outstanding balances as of March 31, 2019 and 2018. As of March 31, 2019, the facility agreement had an aggregate limit of the two components of $250 million, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one-half percent.

On July 27, 2017, we executed an amendment to the WFCDF credit facility which temporarily increases the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017, that provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election or October 31 of that same year.

On January 15, 2019, we executed an amendment to the WFCDF credit facility that increases the maximum credit limit of the accounts receivable sub-limit component from $30.0 million to $50 million and modifies certain collateral terms of the credit facility.

The credit facility has full recourse to ePlus Technology, inc. and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We were in compliance with these covenants as of March 31, 2019. In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. This credit facility is secured by the assets of only ePlus Technology, inc. and the guaranty as described below.

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

Recourse and non-recourse notes payable as of March 31, 2019, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2020	$28	$38,118
2021	-	7,448
2022	-	1,745
2023	-	1,003
2024 and thereafter	-	305
	$28	$48,619

9.	COMMITMENTS AND CONTINGENCIES

We lease office space to conduct our business. Annual rent expense relating to these operating leases was $5.2 million, $6.7 million, and $5.6 million for the years ended March 31, 2019, 2018 and 2017, respectively. As of March 31, 2019, the future minimum lease payments are due as follows (in thousands):

Operating Lease Contractual Obligations	(in thousands)

Year ending March 31, 2020	$4,530
2021	4,026
2022	2,727
2023	2,025
2024 and thereafter	293
Operating lease obligations	13,601

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

During the year ended March 31, 2019, we received distributions totaling $6.3 million from various claims we owned in customer bankruptcies, which were recognized within other income in our condensed consolidated statements of operations.

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2019, 2018 and 2017 (in thousands, except per share data).

	2019	2018	2017

Net earnings attributable to common shareholders - basic and diluted	$63,192	$55,122	$50,556

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,448	13,790	13,867
Effect of dilutive shares	130	177	161
Weighted average shares common outstanding — diluted	13,578	13,967	14,028

Earnings per common share - basic	$4.70	$4.00	$3.65

Earnings per common share - diluted	$4.65	$3.95	$3.60

11.	STOCKHOLDERS’ EQUITY

Treasury Stock

On March 31, 2017, we retired 6.2 million shares of treasury stock. The retired stock had a carrying value of $158.9 million, which was deducted from common stock, for the par value of the retired shares, and from retained earnings, for the excess of cost over the par value.

Share Repurchase Plan

On April 26, 2018, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2018 through May 27, 2019. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes. The former repurchase plan expired on August 18, 2018.

During the year ended March 31, 2019, we purchased 185,026 shares of our outstanding common stock at an average cost of $76.34 per share for a total purchase price of $14.1 million under the share repurchase plan. We also acquired 40,092 shares of common stock at a value of $3.9 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

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

 Share-Based Plans

In each of the years ended March 31, 2019, 2018 and 2017, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”). For the year ended March 31, 2019, we also we issued share-based awards and had outstanding shares under the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”)

2008 Director LTIP

On September 15, 2008, our stockholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Director LTIP, 500,000 shares had been authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant. Upon shareholder approval of the 2017 Director LTIP, which occurred on September 12, 2017, the 2017 Director LTIP replaced the 2008 Director LTIP, and no new awards were made under the 2008 Director LTIP. However, any outstanding awards previously granted under the 2008 Director LTIP continue in effect.

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

Stock Option Activity

During the years ended March 31, 2019, 2018, and 2017, we did not grant any stock options, nor did we have any outstanding stock options.

Restricted Stock Activity

During the year ended March 31, 2019, we granted 8,798 restricted shares under the 2017 Director LTIP and 69,847 restricted shares under the 2012 Employee LTIP.

Cumulatively, as of March 31, 2019, we granted a total of 14,356 restricted shares under the 2017 Director LTIP and 819,423 restricted shares under the 2012 Employee LTIP

A summary of the non-vested restricted shares for year ended March 31, 2019 as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2018	282,235	$51.69
Granted	78,645	$94.22
Vested	(133,687)	$49.22
Forfeited	(3,193)	$79.36
Nonvested March 31, 2019	224,000	$67.70

In each of the years ended March 31, 2019, 2018 and 2017, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2019, 2018, and 2017 was $94.22, $80.24, and $43.15, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2019, 2018, and 2017 was $6.6 million, $6.0 million, and $6.0 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP and the 2017 Director LTIP allow the Company to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2019, we withheld 40,092 shares of common stock, at a value of $3.9 million, which was included in treasury stock. For the year ended March 31, 2018, the Company had withheld 57,725 shares of common stock, retroactively adjusted, at a value of $4.4 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2019, 2018 and 2017, we recognized $7.2 million, $6.5 million and $6.0 million, respectively, of total share-based compensation expense. We recognized tax benefits related to share-based compensation of $2.0 million, $1.9 million, and $2.5 million for the years ended March 31, 2019, 2018, and 2017, respectively, which were included as a reduction to our provision for income taxes. As of March 31, 2019, the total unrecognized compensation expense related to non-vested restricted stock was $9.3 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions to the plan. These contributions are not required and whether or not we choose to make them is entirely within our discretion. We amended the plan effective February 16, 2017 to have employer contributions be fully vested at all times. For the years ended March 31, 2019, 2018 and 2017, our employer contributions for the plan were approximately $2.4 million, $2.1 million and $1.9 million, respectively.

13.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act reduces the U.S. federal corporate tax rate to 21% ad our blended tax rate is based on the applicable tax rates before and after the Tax Act and the number of days in the year. For the years ended March 31, 2017, 2018 and 2019, our blended U.S. corporate federal income tax rate was 40.0%, 31.5% and 21.0%, respectively. Our accounting for the effect of the Tax Act was completed as of March 31, 2018 and recorded a net benefit to tax expense of $1.7 million.

We evaluate uncertain tax positions utilizing a two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2019, and March 31, 2018. We had no additions or reductions to our gross on certain income tax positions during the year ended March 31, 2019. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2016, 2017 and 2018 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the applicable statutory federal income tax rate to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2019	2018	2017

Statutory federal income tax rate	21.0%	31.5%	35.0%
Income tax expense computed at the U.S. statutory federal rate	$18,139	$26,505	$30,134
Effect of federal reduction of statutory rate	-	(1,654)
State income tax expense—net of federal benefit	4,795	3,842	4,193
Non-deductible executive compensation	630	658	512
Other	(526)	(582)	717
Provision for income taxes	$23,038	$28,769	$35,556
Effective income tax rate	26.7%	34.3%	41.3%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Current:
Federal	$12,709	$23,196	$29,619
State	6,591	5,377	7,001
Foreign	454	240	132
Total current expense	19,754	28,813	36,752

Deferred:
Federal	3,826	(611)	(622)
State	(249)	154	(432)
Foreign	(293)	413	(142)
Total deferred expense (benefit)	3,284	(44)	(1,196)

Provision for income taxes	$23,038	$28,769	$35,556

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2019	2018
Deferred Tax Assets:
Accrued vacation	$2,167	$1,596
Deferred revenue	1,260	668
Reserve for credit losses	587	607
Restricted stock	1,455	1,270
Other accruals and reserves	1,430	1,497
Other credits and carryforwards	1,065	1,335
Gross deferred tax assets	7,964	6,973
Less: valuation allowance	(1,065)	(1,335)
Net deferred tax assets	6,899	5,638

Deferred Tax Liabilities:
Basis difference in fixed assets	(2,150)	(1,570)
Basis difference in operating leases	(9,197)	(4,517)
Basis difference in tax deductible goodwill	(467)	(1,213)
Total deferred tax liabilities	(11,814)	(7,300)

Net deferred tax liabilities	$(4,915)	$(1,662)

The effective income tax rate for the year ended March 31, 2019 was 26.7%, compared to 34.3% of the previous fiscal year.

As of March 31, 2019, we have state capital loss carryforwards of approximately $1.3 million, which have been fully reserved. The valuation allowance resulted from management’s determination, based on available evidence, that it was more likely than not that the state capital loss deferred tax asset balance may not be realized. If not realized, the state capital loss carryforwards will generally expire in 5 years.

As of March 31, 2019, we have a foreign net operating loss of approximately $0.2 million related to operations in the UK. No valuation allowance was recognized as a result of management’s determination, based on available evidence, that it was more likely than not that foreign net operating loss deferred tax balance will be realized. The foreign net operating loss is not set to expire.

14.	FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following tables summarize the fair value hierarchy of our financial instruments as of March 31, 2019 and 2018 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Money market funds	$50	$50	$-	$-

Liabilities:
Contingent consideration	$8,942	$-	$-	$8,942

March 31, 2018
Assets:
Money market funds	$60,385	$60,385	$-	$-

Liabilities:
Contingent consideration	$13,513	$-	$-	$13,513

March 31, 2017
Assets:
Money market funds	$50,866	$50,866	$-	$-
Liabilities:
Contingent consideration	$554	$-	$-	$554

During the year ended March 31, 2019, we recorded adjustments of $1.6 million in existing contingent consideration commitments that increased the fair value of our liability. During the year ended March 31, 2018, we recorded $12.0 million in initial contingent consideration due to business acquisitions and adjustments of $1.5 million that increased the fair value of our liability for contingent consideration. These adjustments were presented within general and administrative expenses in our consolidated statement of operations.

During the years ended March 31, 2019 and 2018, we paid $6.1 million and $0.6 million, respectively, to satisfy the current obligations of the contingent consideration arrangement.

15.	BUSINESS COMBINATIONS

SLAIT Consulting, LLC

On January 18, 2019, our subsidiary, ePlus Technology, inc., acquired 100% of the stock of SLAIT Consulting, LLC. SLAIT is an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management and compliance, bespoke help desk and managed services solutions, and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

Our preliminary sum of consideration transferred is $50.0 million consisting of $50.7 million paid in cash at closing, less $1.0 million cash acquired, plus a $0.3 million liability from a working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$10,208
Other assets	1,050
Identified intangible assets	18,190
Accounts payable and other current liabilities	(8,669)
Performance obligation	(5,110)

Total identifiable net assets	15,669
Goodwill	34,352

Total purchase consideration	$50,021

As of our filing date the initial accounting for the business combination is incomplete in respect to determining the final consideration transferred and the amount of assets acquired, and liabilities assumed.

The identified intangible assets of $18.2 million consist of customer relationships with an estimated useful life of 10 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $34.4 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2018, is not material.

Integrated Data Storage, LLC

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

We recognized goodwill related to this transaction of $21.1 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the year ended March 31, 2018 as though the acquisition date had been April 1, 2017, is not material.

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

We recognized goodwill related to this transaction of $7.2 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the year ended March 31, 2018 as though the acquisition date had the acquisition date been April 1, 2017, is not material.

16.	SEGMENT REPORTING

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

Our reportable segment information was as follows (in thousands):

	Fiscal Year Ended
	March 31, 2019			March 31, 2018			March 31, 2017
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total
Sales
Product	$1,180,042	$43,153	$1,223,195	$1,243,270	$46,037	$1,289,307	$1,197,503	$36,841	$1,234,344
Service	149,478	-	149,478	129,495	-	129,495	97,434	-	97,434
Net sales	1,329,520	43,153	1,372,673	1,372,765	46,037	1,418,802	1,294,937	36,841	$1,331,778

Cost of Sales
Product	945,037	7,427	952,464	1,013,748	9,842	1,023,590	971,648	6,831	978,479
Service	89,821	-	89,821	71,730	-	71,730	53,540	-	53,540
Cost of sales	1,034,858	7,427	1,042,285	1,085,478	9,842	1,095,320	1,025,188	6,831	1,032,019

Gross Profit	294,662	35,726	330,388	287,288	36,195	323,482	269,749	30,010	299,759

Selling, general, and administrative	226,112	10,970	237,082	214,980	13,147	228,127	193,594	11,638	205,232
Depreciation and amortization	11,812	12	11,824	9,918	3	9,921	7,243	9	7,252
Interest and financing costs	-	1,948	1,948	-	1,195	1,195	-	1,543	1,543
Operating expenses	237,924	12,930	250,854	224,898	14,345	239,243	200,837	13,190	214,027

Operating income	56,738	22,796	79,534	62,389	21,850	84,239	68,912	16,820	85,732

Other income (expense)			6,696			(348)			380

Earnings before tax			$86,230			$83,891			$86,112

Net Sales
Contracts with customers	$1,308,405	$3,577	$1,311,982	$1,356,225	$13,732	$1,369,957	$1,261,078	$7,355	$1,268,433
Financing and other	21,115	39,576	60,691	16,540	32,305	48,845	33,859	29,486	63,345
Net sales	$1,329,520	$43,153	$1,372,673	$1,372,765	$46,037	$1,418,802	$1,294,937	$36,841	$1,331,778

Selected Financial Data - Statement of Cash Flow
Depreciation and amortization	$12,661	$5,978	$18,639	$10,461	$5,366	$15,827	$7,365	$4,366	$11,731
Purchases of property, equipment and operating lease equipment	$6,042	$5,587	$11,629	$5,353	$2,237	$7,590	$3,356	$6,202	$9,558

Selected Financial Data - Balance Sheet
Total assets	$607,998	$178,200	$786,198	$537,776	$217,695	$755,471	$533,560	$208,160	$741,720

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Customer end market:
Technology	$293,362	$330,241	$302,097
Telecom, Media & Entertainment	175,260	194,292	195,237
Financial Services	202,074	201,712	166,179
SLED	223,330	234,141	266,070
Healthcare	193,754	189,889	143,154
All others	241,740	222,490	220,200
Net sales	1,329,520	1,372,765	1,294,937

Financing and other	(21,115)	(16,540)	(33,859)

Revenue from contracts with customers	$1,308,405	$1,356,225	$1,261,078

	Fiscal Year Ended March 31,
	2019	2018	2017
Vendor
Cisco Systems	$556,182	$582,419	$604,111
NetApp	48,858	54,821	69,096
HP Inc. & HPE	74,348	86,675	77,977
Dell / EMC	61,284	54,294	56,124
Arista Networks	57,850	52,521	13,757
Juniper	48,943	44,623	67,924
All others	482,055	497,412	405,948
Net sales	1,329,520	1,372,765	1,294,937

Financing and other	(21,115)	(16,540)	(33,859)

Revenue from contracts with customers	$1,308,405	$1,356,225	$1,261,078

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

The geographic information for the years ended March 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended March 31,
	2019	2018	2017
Net sales:
U.S.	$1,284,482	$1,349,254	$1,296,094
Non U.S.	88,191	69,548	35,684
Total	$1,372,673	$1,418,802	$1,331,778

	As of March 31,
	2019	2018
Long-lived tangible assets:
U.S.	$32,570	$24,445
Non U.S.	1,156	494
Total	$33,726	$24,939

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

For the year ended March 31, 2018 and 2017, sales to a large technology company were approximately 12% and 13% of net sales, respectively, all of which related to our technology segment. No single customer accounted for more than 10% of net sales for the year ended March 31, 2019.

17.	QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
Sales
Product	$322,817	$309,475	$310,443	$280,460	1,223,195
Service	33,715	35,568	35,221	44,974	149,478
Total net sales	356,532	345,043	345,664	325,434	1,372,673

Cost of Sales
Product	255,812	238,134	241,856	216,662	952,464
Service	20,017	21,409	20,895	27,500	89,821
Total cost of sales	275,829	259,543	262,751	244,162	1,042,285
Gross profit	80,703	85,500	82,913	81,272	330,388

Selling, general, and administrative expenses	56,966	57,705	59,728	62,683	237,082
Depreciation and amortization	2,790	2,741	2,719	3,574	11,824
Interest and financing costs	476	484	443	545	1,948
Operating expenses	60,232	60,930	62,890	66,802	250,854
Operating income	20,471	24,570	20,023	14,470	79,534
Other income and (expense)	97	322	721	5,556	6,696
Earnings before provision for income taxes	20,568	24,892	20,744	20,026	86,230
Provision for income taxes	5,295	6,889	5,880	4,974	23,038
Net earnings	$15,273	$18,003	$14,864	$15,052	$63,192

Net earnings per common share— Basic (1)	$1.14	$1.33	$1.10	$1.12	$4.70
Net earnings per common share— Diluted (1)	$1.12	$1.33	$1.10	$1.12	$4.65

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Year Ended March 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
	(as adjusted)

Sales
Product	$346,245	$339,710	$310,120	$293,232	1,289,307
Service	27,111	31,653	34,106	36,625	129,495
Total net sales	373,356	371,363	344,226	329,857	1,418,802

Cost of Sales
Product	280,755	266,732	247,891	228,212	1,023,590
Service	15,008	17,060	19,647	20,015	71,730
Total cost of sales	295,763	283,792	267,538	248,227	1,095,320

Gross profit	77,593	87,571	76,688	81,630	323,482

Selling, general, and administrative expenses	54,664	56,340	57,134	59,989	228,127
Depreciation and amortization	2,063	2,129	2,894	2,835	9,921
Interest and financing costs	359	274	270	292	1,195
Operating expenses	57,086	58,743	60,298	63,116	239,243
Operating income	20,507	28,828	16,390	18,514	84,239
Other income and (expense)	271	(141)	(131)	(347)	(348)
Earnings before provision for income taxes	20,778	28,687	16,259	18,167	83,891
Provision for income taxes	7,355	11,466	678	9,270	28,769
Net earnings	$13,423	$17,221	$15,581	$8,897	$55,122

Net earnings per common share— Basic (1)	$0.97	$1.24	$1.12	$0.65	$4.00
Net earnings per common share— Diluted (1)	$0.96	$1.23	$1.11	$0.65	$3.95

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2017	653	1,530	(1,431)	752
Year Ended March 31, 2018	752	2,579	(2,432)	899
Year Ended March 31, 2019	899	1,305	(1,352)	852

Reserve for Credit Losses:
Year Ended March 31, 2017	5,193	277	(78)	5,392
Year Ended March 31, 2018	5,392	462	(3,190)	2,664
Year Ended March 31, 2019	2,664	29	(84)	2,609

Valuation for Deferred Taxes:
Year Ended March 31, 2017	1,270	-	-	1,270
Year Ended March 31, 2018	1,270	65	-	1,335
Year Ended March 31, 2019	1,335	(270)	-	1,065

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $5.3 million, $5.3 million, and $4.6 million as of March 31, 2019, 2018, and 2017, respectively.

S-1