Form 10-Q
period 2019-06-30
EPLUS INC
filed 2019-08-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____ .

Commission file number: 001-34167

ePlus inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1817218
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15395 Dulles Technology Drive, Herndon, Virginia 20171-3413
(Address, including zip code, of principal executive offices)

 Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	PLUS	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 5, 2019 was 13,506,047.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact; but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$35,604	$79,816
Accounts receivable—trade, net	366,163	299,899
Accounts receivable—other, net	41,949	41,328
Inventories	58,205	50,493
Financing receivables—net, current	98,419	63,767
Deferred costs	17,665	17,301
Other current assets	8,227	7,499
Total current assets	626,232	560,103

Financing receivables and operating leases—net	71,097	59,032
Property, equipment and other assets	30,211	17,328
Goodwill	110,754	110,807
Other intangible assets—net	36,519	38,928
TOTAL ASSETS	$874,813	$786,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$108,954	$86,801
Accounts payable—floor plan	136,013	116,083
Salaries and commissions payable	20,298	21,286
Deferred revenue	48,613	47,251
Recourse notes payable—current	-	28
Non-recourse notes payable—current	64,583	38,117
Other current liabilities	28,959	19,285
Total current liabilities	407,420	328,851

Non-recourse notes payable—long term	8,362	10,502
Deferred tax liability—net	4,925	4,915
Other liabilities	25,463	17,677
TOTAL LIABILITIES	446,170	361,945

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,509 outstanding at June 30, 2019 and 13,611 outstanding at March 31, 2019	144	143
Additional paid-in capital	139,162	137,243
Treasury stock, at cost, 880 shares at June 30, 2019 and 693 shares at March 31, 2019	(67,454)	(53,999)
Retained earnings	357,325	341,137
Accumulated other comprehensive income—foreign currency translation adjustment	(534)	(271)
Total Stockholders' Equity	428,643	424,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$874,813	$786,198

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018

Net sales
Product	$335,601	$322,817
Services	45,771	33,715
Total	381,372	356,532
Cost of sales
Product	260,063	255,812
Services	28,670	20,017
Total	288,733	275,829
Gross profit	92,639	80,703

Selling, general, and administrative	65,787	56,966
Depreciation and amortization	3,463	2,790
Interest and financing costs	628	476
Operating expenses	69,878	60,232

Operating income	22,761	20,471

Other income (expense)	(45)	97

Earnings before tax	22,716	20,568

Provision for income taxes	6,528	5,295

Net earnings	$16,188	$15,273

Net earnings per common share—basic	$1.21	$1.14
Net earnings per common share—diluted	$1.20	$1.12

Weighted average common shares outstanding—basic	13,356	13,434
Weighted average common shares outstanding—diluted	13,457	13,597

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,
	2019	2018

NET EARNINGS	$16,188	$15,273

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(263)	(657)

Other comprehensive income (loss)	(263)	(657)

TOTAL COMPREHENSIVE INCOME	$15,925	$14,616

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Three Months Ended June 30,
	2019	2018

Cash Flows From Operating Activities:
Net earnings	$16,188	$15,273

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,964	4,500
Reserve for credit losses, inventory obsolescence, and sales returns	351	192
Share-based compensation expense	1,919	1,693
Deferred taxes	(3)	-
Payments from lessees directly to lenders—operating leases	(22)	(32)
Gain on disposal of property, equipment, and leased equipment	(203)	(294)
Gain on sale of financing receivables	-	(1,354)
Other	-	4
Changes in:
Accounts receivable	(69,281)	(60,140)
Inventories-net	(7,774)	(12,440)
Financing receivables—net	(58,198)	3,749
Deferred costs, other intangible assets, and other assets	(14,379)	5,491
Accounts payable-trade	21,089	10,102
Salaries and commissions payable, deferred revenue, and other liabilities	17,955	(15,776)
Net cash used in operating activities	$(87,394)	$(49,032)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment, and leased equipment	$292	$1,034
Purchases of property, equipment, and operating lease equipment	(1,518)	(1,630)
Purchases of assets to be leased or financed	-	(7,195)
Issuance of financing receivables	-	(49,355)
Repayments of financing receivables	-	15,555
Proceeds from sale of financing receivables	-	9,776
Net cash used in investing activities	$(1,226)	$(31,815)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Three Months Ended June 30,
	2019	2018

Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$41,394	$18,802
Repayments of non-recourse and recourse notes payable	(3,414)	(5,903)
Repurchase of common stock	(13,318)	(9,830)
Repayments of financing of acquisitions	(265)	(500)
Net borrowings (repayments) on floor plan facility	19,930	17,468
Net cash provided by financing activities	44,327	20,037

Effect of exchange rate changes on cash	81	92

Net Decrease in Cash and Cash Equivalents	(44,212)	(60,718)

Cash and Cash Equivalents, Beginning of Period	79,816	118,198

Cash and Cash Equivalents, End of Period	$35,604	$57,480

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$595	$473
Cash paid for income taxes	$5,616	$5,545
Cash paid for amounts included in the measurement of lease liabilities	$1,081	$-

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$-	$164
Purchases of property, equipment, and operating lease equipment	$(1,947)	$(675)
Purchases of assets to be leased or financed	$-	$592
Issuance of financing receivables	$-	$(19,709)
Proceeds from sale of financing receivables	$-	$23,823
Borrowing of non-recourse and recourse notes payable	$30,046	$9,606
Repayments of non-recourse and recourse notes payable	$(22)	$(32)
Vesting of share-based compensation	$7,774	$11,345
Repurchase of common stock	$(137)	$-
New operating lease assets obtained in exchange for lease obligations	$1,291	$-

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643

	Three Months Ended June 30, 2018

Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	70	1	-	-	-	-	1
Share-based compensation	-	-	1,693	-	-	-	1,693
Repurchase of common stock	(108)	-	-	(9,059)	-	-	(9,059)
Dividends declared	-	-	-	-	-	-	-
Net earnings	-	-	-	-	15,273	-	15,273
Foreign currency translation adjustment	-	-	-	-	-	(657)	(657)

Balance, June 30, 2018	13,723	$143	$131,693	$(45,075)	$293,218	$(125)	$379,854

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as "we," "our," "us," "ourselves," or "ePlus." ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, staffing, professional and managed services and complete lifecycle management services, including flexible financing solutions. We focus on state and local governments, middle market and large enterprises in North America and the United Kingdom (“UK”).

BASIS OF PRESENTATION — The unaudited condensed consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited condensed consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited condensed consolidated financial statements for the three months ended June 30, 2019 and 2018 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2019 and 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2020 or any other future period. These unaudited condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2019 (“2019 Annual Report”), which should be read in conjunction with these interim condensed consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 40% of our technology segment’s net sales for both the three months ended June 30, 2019 and 2018.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2019, except for changes from the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”). This update establishes Codification Topic 842, Leases (“Codification Topic 842”) within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). The updates to our accounting policies from adopting ASU 2016-02 are provided below.

FINANCING REVENUE — We account for leases to customers in accordance with Codification Topic 842. We utilize a portfolio approach by grouping many similar assets being leased to one customer together.

We classify our leases as either sales-type leases or operating leases. We classify leases as sales-type leases if any one of five criteria are met, each of which indicate that the lease transfers control of the underlying asset to the lessee. We classify our other leases as operating leases.

For sales-type leases, upon lease commencement, we recognize the present value of the lease payments and the residual asset discounted using the rate implicit in the lease. When we are financing equipment provided by another dealer, we typically do not have any selling profit or loss arising from the lease. When we are the dealer of the equipment being leased, we typically recognize revenue in the amount of the lease receivable and cost of sales in the amount of the carrying value of the underlying asset minus the unguaranteed residual asset. After the commencement date, we recognize interest income as part of net sales using the effective interest method.

For operating leases, we recognize the underlying asset as an operating lease asset. We depreciate the asset on a straight-line basis to its estimated residual value over its estimated useful life. We recognized the lease payments over the lease term on a straight-line basis as part of net sales.

In all our leases, we recognize variable lease payments, primarily reimbursement for property taxes associated with the leased asset, as part of net sales in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. We exclude from revenues and expenses any sales taxes reimbursed by the lessee.

We also finance third-party software and third-party services for our customers, which we classify as notes-receivable. We recognize interest income on our notes-receivable using the effective interest method.

We account for transfers of our financial assets, including our lease receivables and notes receivable, under Codification Topic 860 Transfers and Servicing (“Codification Topic 860”). When a transfer meets all the requirements for sale accounting, we derecognize the financial asset and record a net gain or loss that is included in net sales.

LESSEE ACCOUNTING — We lease office space over initial terms typically between 3 and 6 years. At the lease commencement date, we recognize operating lease liabilities based on the present value of the future minimum lease payments. In determining the present value of future minimum lease payments, we use our incremental borrowing rate based on the information available at the commencement date. When the future minimum payments encompass non-lease components, we account for the lease and non-lease components as a single lease component. We elected not to recognize right-of-use assets and lease liabilities for leases with an initial term of 12 months or less. We recognize lease expense on a straight-line basis over the lease term beginning on the commencement date.
2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —We adopted ASU 2016-02 in our quarter ended June 30, 2019 using a transition option that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition option, we do not update the financial information and disclosures for comparative periods.

Additionally, we elected a package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases. As a result of our adoption, we recorded an initial impact to our consolidated balance sheets of establishing right-of-use assets of $12.7 million and lease liabilities of $12.3 million and a reduction in prepaid assets of $0.4 million at the beginning of our quarter ending June 30, 2019.

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

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. We had $18.9 million and $16.2 million of receivables from contracts with customers included within financing receivables as of June 30, 2019 and March 31, 2019, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	June 30, 2019	March 31, 2019
Current (included in deferred revenue)	$47,549	$46,356
Non-current (included in other liabilities)	$13,317	$13,593

Revenue recognized from the beginning contract liability balance was $15.8 million and $12.8 million for the three months ended June 30, 2019 and 2018, respectively.

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

Remainder of Year ending March 31, 2020	$19,327
Year ending March 31, 2021	11,640
Year ending March 31, 2022	4,438
Year ending March 31, 2023	1,134
Year ending March 31, 2024	18
Year ending March 31, 2025 and thereafter	400
Total remaining performance obligations	$36,957

4.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist primarily of leases of IT and communication equipment and notes receivable from financing customer purchases of third-party software, maintenance, and services. Our leases often include elections for the lessee to purchase the underlying asset at the end of the lease term. Occasionally, our leases provide the lessee at bargain purchase option. We classify leases as either sales-type or operating leases in accordance with Codification Topic 842.

The following table provides the profit recognized for sales-type leases at their commencement date for the three months ended June 30, 2019 (in thousands):

Three months ended June 30, 2019
Net sales	$4,854
Cost of sales	3,950
Gross Profit	$904

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three months ended June 30, 2019 (in thousands):

Three months ended June 30, 2019
Interest Income on sales-type leases	$2,095
Lease income on operating leases	5,359

FINANCING RECEIVABLES—NET

Our financing receivables-net consist of the following (in thousands):

June 30, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$63,074	$85,396	$148,470
Estimated unguaranteed residual value (1)	-	18,768	18,768
Initial direct costs, net of amortization (2)	319	374	693
Unearned income	-	(10,867)	(10,867)
Reserve for credit losses (3)	(520)	(512)	(1,032)
Total, net	$62,873	$93,159	$156,032
Reported as:
Current	$48,383	$50,036	$98,419
Long-term	14,490	43,123	57,613
Total, net	$62,873	$93,159	$156,032

(1)	Includes estimated unguaranteed residual values of $12,326 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $306 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

March 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$40,563	$64,201	$104,764
Estimated unguaranteed residual value (1)	-	14,639	14,639
Initial direct costs, net of amortization (2)	377	332	709
Unearned income	-	(7,671)	(7,671)
Reserve for credit losses (3)	(505)	(530)	(1,035)
Total, net	$40,435	$70,971	$111,406
Reported as:
Current	$30,852	$32,914	$63,766
Long-term	9,583	38,057	47,640
Total, net	$40,435	$70,971	$111,406

(1)	Includes $8,996 thousand for the estimated residual values of sales type leases and direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $275 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2019 are as follows (in thousands):

Remainder of Year ending March 31, 2020	$49,243
Year ending March 31, 2021	20,723
Year ending March 31, 2022	11,211
Year ending March 31, 2023	3,510
Year ending March 31, 2024 and thereafter	709
Total	$85,396

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2019	March 31, 2019

Cost of equipment under operating leases	$24,162	$21,532
Accumulated depreciation	(10,678)	(10,139)
Investment in operating lease equipment—net (1)	$13,484	$11,393

(1)	These totals include estimated unguaranteed residual values of $3,104 thousand and $2,906 thousand as of June 30, 2019 and March 31, 2019, respectively.

Future scheduled minimum lease rental payments as of June 30, 2019 are as follows (in thousands):

Remainder of Year ending March 31, 2020	$3,794
Year ending March 31, 2021	3,760
Year ending March 31, 2022	2,498
Year ending March 31, 2023	1,451
Year ending March 31, 2024 and thereafter	443
Total	$11,946

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2019, and March 31, 2019, we had financing receivables of $75.6 million and $50.2 million, respectively, and operating leases of $7.1 million and $7.8 million, respectively, which were collateral for non-recourse notes payable. See Note 9, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2019 and 2018, we recognized net gains of $3.3 million and $1.3 million, respectively, and total proceeds from these sales were $69.9 million and $46.9 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services.  As of both June 30, 2019 and March 31, 2019, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease.  As of June 30, 2019, our maximum potential future payments related to such guarantees is $0.4 million.  We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to 6 years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.6 million as part of selling, general, and administrative expenses during the three months ended June 30, 2019.

Supplemental information about the remaining lease terms and discount rates applied as of June 30, 2019:

Lease term and Discount Rate	June 30, 2019
Weighted average remaining lease term (months)	36
Weighted average discount rate	4.1%

Future lease payments under our operating leases as of June 30, 2019 (in thousands):

June 30, 2019
Remainder of year ending March 31, 2020	$3,637
Year ending March 31, 2021	4,471
Year ending March 31, 2022	3,029
Year ending March 31, 2023	2,064
Year ending March 31, 2024	293
Thereafter	-
Total lease payments	$13,494
Less: Interest	(816)
Present value of lease liabilities	$12,678

As of June 30, 2019, we committed to two additional office leases that have not yet commenced with a total commitment of $1.5 million.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning balance	$119,480	$(8,673)	$110,807
Foreign currency translations	(53)	-	(53)
Ending balance	$119,427	$(8,673)	$110,754

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of June 30, 2019  is related to our technology reportable segment, which we also determined to be one reporting unit.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.
OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at June 30, 2019 and March 31, 2019 (in thousands):

	Three months ended June 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$57,343	$(26,012)	$31,331	$57,407	$(23,865)	$33,542
Capitalized software development	10,285	(5,097)	5,188	10,188	(4,802)	5,386
Total	$67,628	$(31,109)	$36,519	$67,595	$(28,667)	$38,928

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for other intangible assets was $2.5 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively.

7.  RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the three months ended June 30, 2019 and 2018 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	281	16	(16)	281
Write-offs and other	(3)	(1)	(2)	(6)
Balance June 30, 2019	$1,857	$520	$512	$2,889

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	123	-	56	179
Write-offs and other	(1)	-	-	(1)
Balance June 30, 2018	$1,660	$486	$696	$2,842

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on of our impairment method were as follows (in thousands):

	June 30, 2019		March 31, 2019
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$458	$512	$443	$530
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$520	$512	$505	$530

Minimum payments:
Ending balance: collectively evaluated for impairment	$62,985	$85,396	$40,501	$64,201
Ending balance: individually evaluated for impairment	89	-	62	-
Ending balance	$63,074	$85,396	$40,563	$64,201

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of June 30, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2019

High CQR	$275	$205	$528	$1,008	$239	$38,379	$39,626	$(4,362)	$(13,800)	$21,464
Average CQR	32	11	29	72	252	45,446	45,770	(3,698)	(25,970)	16,102
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$307	$216	$557	$1,080	$491	$83,825	$85,396	$(8,060)	$(39,770)	$37,566

March 31, 2019

High CQR	$325	$41	$10	$376	$543	$29,503	$30,422	$(2,799)	$(11,044)	$16,579
Average CQR	22	54	15	91	125	33,563	33,779	(2,508)	(20,848)	10,423
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$347	$95	$25	$467	$668	$63,066	$64,201	$(5,307)	$(31,892)	$27,002

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as of June 30, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

June 30, 2019

High CQR	$-	$23	$106	$129	$7,361	$48,240	$55,730	$(29,962)	$25,768
Average CQR	27	27	-	54	487	6,714	7,255	(49)	7,206
Low CQR	-	-	89	89	-	-	89	-	89
Total	$27	$50	$195	$272	$7,848	$54,954	$63,074	$(30,011)	$33,063

March 31, 2019

High CQR	$990	$40	$30	$1,060	$3,813	$28,113	$32,986	$(18,245)	$14,741
Average CQR	105	34	7	146	137	7,232	7,515	(1,507)	6,008
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,095	$74	$99	$1,268	$3,950	$35,345	$40,563	$(19,752)	$20,811

We estimate losses on our net credit exposure to be between 0% - 5% for customers with the highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

8.  PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2019	March 31, 2019
Other current assets:
Deposits & funds held in escrow	$366	$438
Prepaid assets	7,402	6,425
Other	459	636
Total other current assets	$8,227	$7,499

Property, equipment and other assets
Property and equipment, net	$6,821	$7,314
Deferred costs - non-current	9,505	8,856
Right-of-use assets	12,550	-
Other	1,335	1,158
Total other assets - long term	$30,211	$17,328

Other current liabilities:
Accrued expenses	$8,832	$7,813
Accrued income taxes payable	217	181
Contingent consideration - current	5,332	5,162
Short-term lease liability	4,811	-
Other	9,767	6,129
Total other current liabilities	$28,959	$19,285

Other liabilities:
Deferred revenue	$13,502	$13,789
Contingent consideration - long-term	4,011	3,780
Long-term lease liability	7,867	-
Other	83	108
Total other liabilities - long term	$25,463	$17,677

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

9.  NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	June 30, 2019	March 31, 2019
Recourse notes payable with interest rates of 4.00% at March 31, 2019.
Current	$-	$28

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 3.34% to 8.45% as of June 30, 2019 and 3.23% to 8.45% as of March 31, 2019.

Current	$64,583	$38,117
Long-term	8,362	10,502
Total non-recourse notes payable	$72,945	$48,619

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.25% and 4.68%, as of June 30, 2019 and March 31, 2019, respectively. The weighted average interest rate for our recourse notes payable was 4.00% as of March 31, 2019. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $136.0 million and $116.1million as of June 30, 2019 and March 31, 2019, respectively. Under the accounts receivable component, we had no outstanding balances as of June 30, 2019 and March 31, 2019.

As of June 30, 2019, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month  LIBOR plus two and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the election or October 31 of that same year. On July 31, 2019, we elected to temporarily increase the aggregate limit to $325.0 million.

The credit facility has full recourse to ePlus Technology, inc. and certain subsidiaries and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. and certain subsidiaries. We were in compliance with these covenants as of June 30, 2019. In addition, the facility restricts the ability of ePlus Technology, inc. and certain subsidiaries to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries. be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance written notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and certain subsidiaries. This credit facility is secured by the assets of only ePlus Technology, inc. and certain subsidiaries. and the guaranty as described below.

The WFCDF facility requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by certain dates. We have delivered the annual audited financial statements for the year ended March 31, 2019, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment, and as an operational function of our accounts payable process.

Fair Value

As of June 30, 2019, and March 31, 2019, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

10.  COMMITMENTS AND CONTINGENCIES

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

11.  EARNINGS PER SHARE

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2019 and 2018, respectively (in thousands, except per share data).
	Three Months Ended June 30,
	2019	2018

Net earnings attributable to common shareholders - basic and diluted	$16,188	$15,273

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,356	13,434
Effect of dilutive shares	101	163
Weighted average shares common outstanding — diluted	13,457	13,597

Earnings per common share - basic	$1.21	$1.14

Earnings per common share - diluted	$1.20	$1.12

12.  STOCKHOLDERS’ EQUITY

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

On May 24, 2019, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2019 through May 27, 2020. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2019, we purchased 148,790 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 38,811 shares of common stock at a value of $2.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2018, we purchased 70,445 shares of our outstanding common stock at a value of $5.5 million under the share repurchase plan; we also purchased 37,086 shares of common stock at a value of $3.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.  SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2019, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the three months ended June 30, 2019, we granted 454 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2018, we granted 841 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2019	224,000	$67.70
Granted	85,586	$72.50
Vested	(107,238)	$60.92
Forfeited	(67)	$79.70
Nonvested June 30, 2019	202,281	$73.32

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2019, the Company had withheld 38,811 shares of common stock at a value of $2.8 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2019 and 2018, we recognized $1.9 million and $1.7 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $13.6 million as of June 30, 2019, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended June 30, 2019 and 2018, our estimated contribution expense for the plan was $0.7 million and $0.5 million, respectively.

14.  INCOME TAXES

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of June 30, 2019 and June 30, 2018. We had no additions or reductions to our gross unrecognized tax benefits during the three months ended June 30, 2019. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019
Assets:
Money market funds	$114	$114	$-	$-
Liabilities:
Contingent consideration	$9,343	$-	$-	$9,343

March 31, 2019
Assets:
Money market funds	$50	$50	$-	$-
Liabilities:
Contingent consideration	$8,942	$-	$-	$8,942

For both the three months ended June 30, 2019, and 2018, we recorded adjustments that increased the fair value of our liability for contingent consideration by $0.4 million. There were no payments made to satisfy the current obligations of the contingent consideration arrangements for both the three months ended June 30, 2019, and 2018.

16.  BUSINESS COMBINATIONS

SLAIT Consulting, LLC

On January 18, 2019, our subsidiary, ePlus Technology, inc., acquired 100% of the stock of SLAIT Consulting, LLC. SLAIT is an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management and compliance; bespoke help desk and managed services solutions; and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

Our sum of consideration transferred is $50.0 million consisting of $50.7 million paid in cash at closing, less $1.0 million cash acquired, and plus a working capital adjustment of $0.3 million that we paid in May 2019. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$10,208
Other assets	1,050
Identified intangible assets	18,190
Accounts payable and other current liabilities	(8,669)
Performance obligation	(5,110)

Total identifiable net assets	15,669
Goodwill	34,352

Total purchase consideration	$50,021

As of our filing date the initial accounting for the business combination is incomplete in respect to measuring certain assets acquired and liabilities assumed.

The identified intangible assets of $18.2 million consist of customer relationships with an estimated useful life of 10 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $34.4million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the reporting period ending March 31, 2019 as though the acquisition date had been April 1, 2018, is not material.

17.  SEGMENT REPORTING

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	June 30, 2019			June 30, 2018
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$322,764	$12,837	$335,601	$313,149	$9,668	$322,817
Service	45,771	-	45,771	33,715	-	33,715
Net sales	$368,535	$12,837	$381,372	$346,864	$9,668	$356,532

Cost of Sales
Product	258,054	2,009	260,063	254,064	1,748	255,812
Service	28,670	-	28,670	20,017	-	20,017
Total cost of sales	286,724	2,009	288,733	274,081	1,748	275,829
Gross Profit	81,811	10,828	92,639	72,783	7,920	80,703

Selling, general, and administrative	62,667	3,120	65,787	54,454	2,512	56,966
Depreciation and amortization	3,407	56	3,463	2,789	1	2,790
Interest and financing costs	-	628	628	-	476	476
Operating expenses	66,074	3,804	69,878	57,243	2,989	60,232

Operating income	15,737	7,024	22,761	15,540	4,931	20,471

Other income (expense)			(45)			97

Earnings before tax			$22,716			$20,568

Net Sales
Contracts with customers	$363,681	$789	$364,470	$341,459	$596	$342,055
Financing and other	4,854	12,048	16,902	5,405	9,072	14,477
Net Sales	$368,535	$12,837	$381,372	346,864	$9,668	$356,532

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$1,339	$3,625	$4,964	$3,015	$1,485	$4,500
Purchases of property, equipment and operating lease equipment	$1,249	$269	$1,518	$1,180	$450	$1,630

Selected Financial Data - Balance Sheet

Total assets	$658,692	$216,121	$874,813	$557,864	$202,535	$760,399

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended June 30,
	2019	2018
Customer end market:
Technology	$76,180	$82,817
Telecom, Media & Entertainment	62,466	46,868
Financial Services	48,241	45,225
SLED	71,190	68,205
Healthcare	56,109	46,450
All others	54,349	57,299
Net sales	368,535	346,864

Financing and other	(4,854)	(5,405)

Revenue from contracts with customers	$363,681	$341,459

	Three Months Ended June 30,
	2019	2018
Vendor
Cisco Systems	$146,181	$139,577
NetApp	13,427	15,020
HP Inc. & HPE	23,113	20,355
Dell / EMC	13,781	12,503
Arista Networks	20,950	19,844
Juniper Networks	7,054	10,431
All others	144,029	129,134
Net sales	368,535	346,864

Financing and other	(4,854)	(5,405)

Revenue from contracts with customers	$363,681	$341,459

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2019 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report., and in Part II, Item 1A. “Risk Factors” in this Report.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, staffing, professional, managed, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 29 years.

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

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay current with emerging technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services, financing, and our proprietary supply chain software, are unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy ever-more-sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended June 30, 2019, the percentage of revenue by customer end market within our technology segment includes technology industry 21%, state and local government and educational institutions (“SLED”) 17%, financial services 15%, healthcare 15%, and telecommunications, media and entertainment 14%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical locations in the United Kingdom (“UK”) and India. Our technology segment accounts for 97% of our net sales, and 69% of our operating income, while our financing segment accounts for 3% of our net sales, and 31% of our operating income for the three months ended June 30, 2019.

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

Our key business metrics are as follows (dollars in thousands):

	Three months ended June 30,
Consolidated	2019	2018
Net sales	$381,372	$356,532

Gross profit	$92,639	$80,703
Gross margin	24.3%	22.6%
Operating income margin	6.0%	5.7%

Net earnings	$16,188	$15,273
Net earnings margin	4.2%	4.3%
Net earnings per common share - diluted	$1.20	$1.12

Non-GAAP: Net earnings (1)	$19,459	$17,432
Non-GAAP: Net earnings per common share - diluted (1)	$1.44	$1.28

Adjusted EBITDA (2)	$28,567	$25,370
Adjusted EBITDA margin	7.5%	7.1%

Purchases of property and equipment used internally	$1,249	$1,180
Purchases of equipment under operating leases	269	450
Total capital expenditures	$1,518	$1,630

Technology Segment
Net sales	$368,535	$346,864
Adjusted gross billings (3)	$548,363	$482,301

Gross profit	$81,811	$72,783
Gross margin	22.2%	21.0%

Operating income	$15,737	$15,540
Adjusted EBITDA (2)	$21,419	$20,341

Financing Segment
Net sales	$12,837	$9,668

Gross profit	$10,828	$7,920

Operating Income	$7,024	$4,931
Adjusted EBITDA (2)	$7,148	$5,029

(1)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share based compensation, and acquisition and integration expenses, and the related tax effects.

We use non-GAAP net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income (expense), share-based compensation, and acquisition-related amortization expense in calculating non-GAAP net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that non-GAAP net earnings per common share provide useful information to investors and others to understand and evaluate our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate similar non-GAAP net earnings and non-GAAP net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three months ended June 30,
	2019	2018
GAAP: Earnings before tax	$22,716	$20,568
Share based compensation	1,942	1,693
Acquisition and integration expense	401	416
Acquisition related amortization expense	2,187	1,764
Other (income) expense	45	(97)
Non-GAAP: Earnings before provision for income taxes	27,291	24,344

GAAP: Provision for income taxes	6,528	5,295
Share based compensation	559	483
Acquisition and integration expense	115	119
Acquisition related amortization expense	607	474
Other (income) expense	13	(28)
Tax benefit on restricted stock	10	569
Non-GAAP: Provision for income taxes	7,832	6,912

Non-GAAP: Net earnings	$19,459	$17,432

GAAP: Net earnings per common share - diluted	$1.20	1.12

Non-GAAP: Net earnings per common share - diluted	1.44	1.28

	Three Months Ended June 30,
	2019	2018
GAAP: Net earnings per common share - diluted	$1.20	$1.12

Share based compensation	0.10	0.09
Acquisition and integration expense	0.02	0.02
Acquisition related amortization expense	0.12	0.10
Other (income) expense	-	(0.01)
Tax benefit on restricted stock	-	(0.04)
Total non-GAAP adjustments - net of tax	$0.24	$0.16

Non-GAAP: Net earnings per common share - diluted	$1.44	$1.28

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

	Three Months Ended June 30,
Consolidated	2019	2018
Net earnings	$16,188	$15,273
Provision for income taxes	6,528	5,295
Share based compensation	1,942	1,693
Acquisition and integration expense	401	416
Depreciation and amortization	3,463	2,790
Other (income) expense	45	(97)
Adjusted EBITDA	$28,567	$25,370

Technology Segment
Operating income	$15,737	$15,540
Depreciation and amortization	3,407	2,789
Share based compensation	1,874	1,596
Acquisition and integration expense	401	416
Adjusted EBITDA	$21,419	$20,341

Financing Segment
Operating income	$7,024	$4,931
Depreciation and amortization	56	1
Share based compensation	68	97
Adjusted EBITDA	$7,148	$5,029

(3)
We define adjusted gross billings as our technology segment net sales calculated in accordance with US GAAP, adjusted to exclude the costs incurred related to sales of third-party maintenance, software assurance and subscription/SaaS licenses, and services. We have provided below a reconciliation of adjusted gross billings to technology segment net sales, which is the most directly comparable financial measure to this non-GAAP financial measure. The presentation of adjusted gross billings has been updated to align with net sales for our technology segment.

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

	Three Months Ended June 30,
	2019	2018
Technology segment net sales	$368,535	$346,864
Costs incurred related to sales of third-party maintenance, software assurance and subscription/Saas licenses, and services	179,828	$135,437

Adjusted gross billings	$548,363	$482,301

Consolidated Results of Operations

During the three months ended June 30, 2019, net sales increased 7.0%, or $24.8 million, to $381.4 million, compared to the same period in the prior fiscal year. Product sales for the three months ended June 30, 2019 increased 4.0% to $335.6 million, or an increase of $12.8 million from $322.8 million in the prior year. Services sales during the three months ended June 30, 2019 increased 35.8% to $45.8 million, or an increase of $12.1 million over prior year services sales of $33.7 million. The increase in net sales was due to the acquisition of SLAIT Consulting, LLC in January 2019, as well as organic growth. The greatest increase in demand for products was from our customers in the telecom, media and entertainment, SLED, and healthcare industries; we experienced a small increase in demand from technology and financial services but had a reduction in demand from all other categories of customers, during the three months ended June 30, 2019 compared to the prior year.

Adjusted gross billings increased 13.7%, or $66.1 million, to $548.4 million for the three months ended June 30, 2019 from $482.3 million for the same period in the prior fiscal year. The increase in adjusted gross billings was due, in part, to the SLAIT acquisition, as well as higher demand from our current customers. This increase was offset by a shift in mix to third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. As a result, net sales increased by a smaller percentage than adjusted gross billings.

Consolidated gross profit for the three months ended June 30, 2019, rose 14.8% to $92.6 million, compared with $80.7 million for the three months ended June 30, 2018. Consolidated gross margins were 24.3% for the three months ended June 30, 2019, which is an increase of 170 basis points compared to 22.6% for the same period in the prior fiscal year. The increase in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher product margins, expanded gross profit and margins of our financing segment, and increased service revenues.

Our operating expenses for the three months ended June 30, 2019, increased 16.0% to $69.9 million, as compared to $60.2 million for the prior year period. The majority of this increase reflects increase in selling, general, and administrative expense of 15.5% or $8.8 million, due, in part to increases in variable compensation,  software license and maintenance, as well as the operating expenses associated with the acquisition of SLAIT.  As of June 30, 2019, we had 1,538 employees, an increase of 289, or 23.1%, from 1,249 last year. The increase includes 246 current employees are related to the acquisition of SLAIT, including the employees performing our staffing services. Depreciation and amortization expense increased $0.7 million, due to the SLAIT acquisition, and interest and financing costs increased $0.2 million, due to an increase in the average balance of non-recourse notes payable outstanding during the three months ended June 30, 2019, as compared to the prior year.

As a result, operating income increased $2.3 million, or 11.2%, to $22.8 million and operating margin increased by 30 basis points to 6.0%, as compared to the three months ended June 30, 2018.

Consolidated net earnings for the three months ended June 30, 2019 were $16.2 million, an increase of 6.0%, or $0.9 million, over the prior year’s results, due to the increase in revenues and gross profit, partially offset by increased operating expenses. Our effective tax rate for the current quarter was 28.7%, compared with 25.7% in the prior year quarter.

Adjusted EBITDA increased $3.2 million, or 12.6%, to $28.6 million and adjusted EBITDA margin increased 40 basis points to 7.5% for the three months ended June 30, 2019, as compared to the prior year period of 7.1%.

Diluted earnings per share increased 7.1%, or $0.08, to $1.20 per share for the three months ended June 30, 2019, as compared to $1.12 per share for the three months ended June 30, 2018. Non-GAAP diluted earnings per share increased 12.5% to $1.44 for the three months ended June 30, 2019, as compared to $1.28 for the three months ended June 30, 2018.

Cash and cash equivalents decreased $44.2 million or 55.4% to $35.6 million at June 30, 2019, as compared to $79.8 million as of March 31, 2019. The decrease is primarily the result of share repurchases, investments in our financing portfolio, working capital required for the growth in our technology segment, and an increase in our cash conversion cycle, partially offset by cash flows from operations. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs for which we qualify are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain and these programs continually change; therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2019, compared to the three months ended June 30, 2018

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Net sales
Product	$322,764	$313,149	$9,615	3.1%
Services	45,771	33,715	12,056	35.8%
Total	368,535	346,864	21,671	6.2%

Cost of sales
Product	258,054	254,064	3,990	1.6%
Services	28,670	20,017	8,653	43.2%
Total	286,724	274,081	12,643	4.6%

Gross profit	81,811	72,783	9,028	12.4%

Selling, general, and administrative	62,667	54,454	8,213	15.1%
Depreciation and amortization	3,407	2,789	618	22.2%
Operating expenses	66,074	57,243	8,831	15.4%

Operating income	$15,737	$15,540	$197	1.3%

Adjusted gross billings	$548,363	$482,301	$66,062	13.7%
Adjusted EBITDA	$21,419	$20,341	$1,078	5.3%

Net sales: Net sales for the three months ended June 30, 2019, were $368.5 million compared to $346.9 million during the three months ended June 30, 2018, an increase of 6.2% or $21.7 million, due to increases from our healthcare, telecom, media and entertainment industries, and all the other categories of customers, which was partially offset by a decrease in demand from technology, and financial services customers. Product sales increased 3.1% due to higher demand from our customers. Services revenues increased 35.8%, or $12.1 million due to an increase in staffing and professional and managed services some of which was from the SLAIT acquisition.

Adjusted gross billings for the three months ended June 30, 2019 increased to $548.4 million, or 13.7%, from $482.3 million in the prior year. The increase in adjusted gross billings was due, in part, to the SLAIT acquisition as well as higher demand from our current customers. This increase was offset by a shift in mix to third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. As a result, net sales for the three months ended June 30, 2019 increased at a lower percentage than adjusted gross billings

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2019, we had open orders of $210.6 million and deferred revenue of $60.9 million. As of June 30, 2018, we had open orders of $168.7 million and deferred revenues of $59.9 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended June 30,
	2019	2018	Change
Revenue by customer end market:
Technology	21%	24%	(3%)
SLED	17%	17%	0%
Financial Services	15%	15%	0%
Healthcare	15%	14%	1%
Telecom, Media & Entertainment	14%	14%	0%
All others	18%	16%	2%
Total	100%	100%

	Twelve Months Ended June 30,
	2019	2018	Change
Revenue by vendor:
Cisco Systems	42%	41%	1%
NetApp	4%	4%	0%
HP Inc. & HPE	6%	6%	0%
Dell/EMC	5%	4%	1%
Juniper Networks	3%	3%	0%
Arista Networks	4%	4%	0%
All others	36%	38%	(2%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended June 30, 2019, we had an increase in the percentage total revenues from customers in the health care and the all other customer category, which was partially offset by a decrease in the percentage of total revenues in the technology customer market. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems and Hewlett Packard companies, which, combined a fairly constant percentage of 48% and 47% of total revenues for the twelve-month periods ending June 30, 2019 and 2018, respectively. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: The 4.6% increase in cost of sales was due to the increase in service and product sales, partially offset by an improvement in gross margin on product sales, due to a shift in product mix, as we sold a higher proportion of third-party software assurance, maintenance and services, which are recognized on a net basis. Our gross margin increased 100 basis points to 22.2% for the three months ended June 30, 2019, compared to 21.2% in the same period in the prior year due to an increase in our services revenues and a shift in product mix, as we sold a higher proportion of third-party software assurance, maintenance and services for which the revenues are presented on a net basis. Vendor incentives earned as a percentage of sales decreased 40 basis points for the three months ended June 30, 2019, resulting in a negative impact on gross margin, as compared to same period in the prior year.

There are ongoing changes to the incentive programs offered to us by our vendors. Accordingly, if we are unable to maintain the level of vendor incentives we are currently receiving, gross margin may decrease.

Selling, general, and administrative: Selling, general, and administrative expenses of $62.7 million for the three months ended June 30, 2019, increased by $8.2 million, or 15.1% from $54.5 million the prior year. Salaries and benefits increased $6.2 million, or 13.6% to $51.5 million, compared to $45.3 million during the prior year due to increased employment levels with approximately 29.4% of this increase due to higher variable compensation related to the increase in gross profit. Our technology segment had 1,505 employees as of June 30, 2019, an increase of 299, or 24.8%, from 1,206 at June 30, 2018. This increase includes 246 of our current employees are related to the SLAIT acquisition, including the employees performing our staffing services. General and administrative expenses  increased $2.0 million, or 22.5%, to $11.2 million during the three months ended June 30, 2019, compared to $9.1 million the prior year, due to higher software licenses and maintenance, office rent, travel expense, and other general expenses.

Depreciation and amortization: Depreciation and amortization increased $0.6 million, or 22.2%, to $3.4 million during the three months ended June 30, 2019 as compared to $2.8 million in the prior year, due to the acquisition of SLAIT in January 2019.

Segment operating income: As a result of the foregoing, operating income was $15.7 million, an increase of $0.2 million, or 1.3%, for the three months ended June 30, 2019 as compared to $15.5 million in the prior year period. For the three months ended June 30, 2019, adjusted EBITDA was $21.4 million, an increase of $1.1 million, or 5.3%, compared to $20.3 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Net product sales	12,837	9,668	3,169	32.8%
Cost of product sales	2,009	1,748	261	14.9%

Gross profit	10,828	7,920	2,908	36.7%

Selling, general, and administrative	3,120	2,512	608	24.2%
Depreciation and amortization	56	1	55	5500.0%
Interest and financing costs	628	476	152	31.9%
Operating expenses	3,804	2,989	815	27.3%

Operating income	$7,024	$4,931	$2,093	42.4%

Adjusted EBITDA	$7,148	$5,029	$2,119	42.1%

Net sales: Net sales increased by $3.2 million, or 32.8%, to $12.8 million for the three months ended June 30, 2019, as compared to prior year results due to higher transactional gains, post contract earnings, and portfolio earnings, which partially were offset by lower other financing revenues. During the quarters ended June 30, 2019 and 2018, we recognized net gains on sales of financial assets of $3.3 million and $1.3 million, respectively, and the fair value of assets received from these sales were $69.9 million and $46.9 million, respectively.

At June 30, 2019, we had $169.5 million in financing receivables and operating leases, compared to $140.7 million as of June 30, 2018, an increase of $28.8 million, or 20.5%.

Cost of sales: Cost of sales increased $0.3 million for the three months ended June 30, 2019, which consists of depreciation expense from operating leases. Gross profit increased by 36.7% to $10.8 million, for the three months ended June 30, 2019 as compared to the prior year.

Selling, general and administrative: For the three months ended June 30, 2019, selling, general, and administrative expenses increased by $0.6 million or 24.2%, which was due primarily to an increase variable compensation due to higher gross profit.

Interest and financing costs increased by 31.9% to $0.6 million for the three months ended June 30, 2019, compared to the prior year, due to an increase in the average total notes payable outstanding over the three months ended June 30, 2018. Total notes payable were $72.9 million as of June 30, 2019, an increase of $18.3 million, or 33.6%, as compared to $54.6 million as of June 30, 2018. Our weighted average interest rate for non-recourse notes payable was 4.25% and 4.31%, as of June 30, 2019 and 2018, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA both increased $2.1 million or 42.4% and 42.1%, to $7.0 million and $7.1 million, respectively, for the three months ended June 30, 2019, over the prior year period.

Consolidated

Other income: Other income (expense) decreased by $0.1 million due to reduction in interest income during the three months ended June 30, 2019, compared to the prior year period.

Income taxes: Our provision for income tax expense was $6.5 million for the three months ended June 30, 2019, as compared to $5.3 million for the same period in the prior year. Our effective income tax rates for the three months ended June 30, 2019 and 2018 were 28.7% and 25.7%, respectively. The change in our effective income tax rate was primarily due to a benefit received in the prior year for stock which vested during the quarter.

Net earnings: The foregoing resulted in net earnings of $16.2 million for the three months ended June 30, 2019, an increase of 6.0%, as compared to $15.3 million during the three months ended June 30, 2018.

Basic and fully diluted earnings per common share were $1.21 and $1.20, for the three months ended June 30, 2019, an increase of 6.1% and 7.1% as compared to $1.14 and $1.12, respectively, for the three months ended June 30, 2018.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2019 was 13.4 million and 13.5 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended June 30, 2018 was 13.4 million and 13.6 million, respectively.

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

ePlus Technology, inc. and certain subsidiaries, part of our technology segment, finance their operations with funds generated from operations, and with a credit facility with WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

As of June 30, 2019, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two- and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the election or October 31 of that same year.

After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at June 30, 2019 or June 30, 2018, while the maximum credit limit was $50.0 million and $30.0 million, respectively. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(87,394)	$(49,032)
Net cash used in investing activities	(1,226)	(31,815)
Net cash provided by financing activities	44,327	20,037
Effect of exchange rate changes on cash	81	92

Net Decrease in Cash and Cash Equivalents	$(44,212)	$(60,718)

Cash flows from operating activities. We used $87.4 million in from operating activities during the three months ended June 30, 2019, compared to $49.0 million for the three months ended June 30, 2018. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Months Ended June 30,
	2019	2018
Technology segment	$(42,072)	$(42,497)
Financing segment	(45,322)	(6,535)
Net cash used in operating activities	$(87,394)	$(49,032)

Technology Segment: In the three months ended June 30, 2019, our technology segment used $42.1 million from operating activities due to changes in working capital exceeding cash generated from earnings. Partially offsetting the cash used in operations were changes in the accounts payable - floor plan balance of $19.9 million. The accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

In the three months ended June 30, 2018, our technology segment used $42.5 million from operating activities due to changes in working capital exceeding cash generated from earnings. Partially offsetting the cash used in operations were changes in the accounts payable - floor plan balance of $17.5 million.

To manage our working capital, we monitor our cash conversion cycle for our Technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2019	2018	2017

(DSO) Days sales outstanding (1)	53	53	48
(DIO) Days inventory outstanding (2)	11	10	19
(DPO) Days payable outstanding (3)	(40)	(41)	(42)
Cash conversion cycle	24	22	25

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

Our cash conversion cycle increased to 24 days at June 30, 2019, compared to 22 days at June 30, 2018, resulting from a 1 day increase in DIO and a 1 day decrease in DPO. Our DIO as of June 30, 2019, was primarily impacted by an increase in average inventory balances of 19.4%, or $9.1 million, while adjusted gross cost of goods sold for the same period increased 13.9%. The remaining change in our cash conversion cycle is due to DPO timing of payments.

Financing Segment: In the three months ended June 30, 2019, our financing segment used $45.3 million from operating activities, primarily due to changes in financing receivables- net of $58.2 million.  In the three months ended June 30, 2018, our financing segment used $6.5 million from operating activities, primarily due to changes in working capital. In this period, which we elected not to update using the transition option available when we adopted ASC 842, changes in financing receivables not sourced through us are reflected in cash flows from investing activities. With the adoption of ASC 842, for periods beginning after April 1, 2019, we recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the three months ended June 30, 2019, we used $1.2 million from investing activities, consisting of $1.5 million for purchases of property, equipment and operating lease equipment offset by $0.3 million of proceeds from the sale of property, equipment, and operating lease equipment.

In the three months ended June 30, 2018, we used $31.8 million from investing activities, including $1.6 million for purchases of property, equipment and operating lease equipment. In this period, which we elected not to update using the transition option available when we adopted ASC 842, cash used in investing activities also included net cash outflows related to financing receivables of $31.2 million, consisting of the issuance of financing receivables of $49.4 million, purchases of assets to be leased or financed of $7.2 million, and was partially offset by cash proceeds from the repayment of financing receivables of $15.6 million, and the sale of financing receivables of $9.8 million.

Cash flows from financing activities. In the three months ended June 30, 2019, cash provided by financing activities was $44.3 million consisting of net borrowings of non-recourse and recourse notes payable of $38.0 million, net borrowings on floor plan facility of $19.9 million, and offset by $13.3 million in repurchase of common stock and $0.3 million paid to sellers of SLAIT as part of a working capital adjustment.

In the three months ended June 30, 2018, cash provided by financing activities was $20.0 million consisting of net borrowings of non-recourse and recourse notes payable of $12.9 million, and net borrowing on floor plan facility of $17.5 million, and partially offset by cash used for the repurchase of common stock of $9.8 million, and repayment of financing of acquisitions of $0.5 million.

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse and recourse notes payable.

Non-Cash Activities

We assign contractual payments due to us under lease and financing agreements to third-party financial institutions. As a condition to the assignment agreement, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, the customer will make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender. However, when our customer makes payments to through a trust, such payments represent non-cash transactions.

In addition, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment of directly to the vendor or vendors that have supplied the assets being leased and or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

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

The financing necessary to support our lease and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. We are able to obtain financing through our traditional lending sources using primarily non-recourse borrowings from third-party banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed payments at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid, the lien is released, and all further proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk, and the lender’s only recourse, upon default, is against the customer and the specific equipment.

At June 30, 2019, our non-recourse notes payable increased 50.0% to $72.9 million, as compared to $48.6 million at March 31, 2019. There were no recourse notes payable as of June 30, 2019, compared to $28 thousand as of March 31, 2019.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., and certain subsidiaries. has a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and certain subsidiaries. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of June 30, 2019, the facility had an aggregate limit of the two components of $250.0 million with an accounts receivable sub-limit of $30.0 million.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250.0 million to $325.0 million from the date of the agreement through October 31, 2017 and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325.0 million ending the earlier of 90 days following the date of election and October 31 of that same year. On July 31, 2019, we elected to temporarily increase the aggregate limit to $325.0 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of June 30, 2019. Interest on the facility is assessed at a rate of the One Month LIBOR plus two- and one-half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end and other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and certain subsidiaries. This credit facility is secured by the assets of only ePlus Technology, inc. and certain subsidiaries. and the guaranty as described below.

The WFCDF credit facility requires a guaranty of $10.5 million by ePlus inc. The guaranty requires ePlus inc. to deliver its annual audited financial statements by a certain date. We have delivered the annual audited financial statements for the year ended March 31, 2019, as required. The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor Plan Component

Purchases by ePlus Technology, inc. and certain subsidiaries. including computer technology products, software, maintenance and services are in part financed through a floor plan component in which interest expense for the first thirty to sixty days, in general, is not charged. The floor plan liabilities are recorded as accounts payable—floor plan on our consolidated balance sheets, as they are normally repaid within the fifteen to sixty-day time frame and represent assigned accounts payable originally generated with the manufacturer/distributor. In some cases, we are able to pay invoices early and receive a discount, but if the fifteen to sixty-day obligation is not paid timely, interest is then assessed at stated contractual rates.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2019	Balance as of June 30, 2019	Maximum Credit Limit at March 31, 2019	Balance as of March 31, 2019
$250,000	$136,013	$250,000	$116,083

Accounts Receivable Component

ePlus Technology, inc. and certain subsidiaries. has an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at June 30, 2019, or March 31, 2019, while the maximum credit limit was $50.0 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of June 30, 2019, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread that is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We utilize our lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2019, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK referendum to leave the European Union (“Brexit”) could impact revenue items, cost items, tax, immigration, trade, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on the Company’s results on operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not currently a party to any legal proceedings with loss contingencies that are expected to be material. From time to time, we may be a plaintiff or a defendant in legal actions arising from our normal business activities, none of which has had a material effect on our business, results of operations or financial condition. Legal proceedings which may arise in the ordinary course of business include preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights; claims of alleged non-compliance with contract provisions; employment-related claims; claims by competitors, vendors or customers; claims related to alleged violations of laws and regulations; and claims relating to alleged security or privacy breaches. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. We do not expect that the outcome in any of these matters, individually or collectively, will have a material adverse effect on our financial condition or results of operations, however, litigation is inherently unpredictable. Therefore, judgments could be rendered or settlements entered that could adversely affect our results of operations or cash flows in a particular period. We provide for costs related to contingencies when a loss is probable, and the amount is reasonably determinable.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	$-	-	385,419	(2)
May 1, 2019 through May 27, 2019	2,301	$83.38	1,300	0	(3)
May 28, 2019 through May 31, 2019	68,207	$72.32	68,207	431,793	(4)
June 1, 2019 through June 30, 2019	117,093	$71.15	79,283	352,510	(5)

(1)
Any shares acquired were in open-market purchases, except for 38,811 shares, out of which 1,001 were repurchased in May 2019 and 37,810 in June 2019 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2019, the remaining authorized shares to be purchased were 385,419.

(3)	As of May 27, 2019, the authorization under the then existing share repurchase plan expired.
(4)
On May 24, 2019, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2019 and continuing to May 27, 2020. As of May 31, 2019, the remaining authorized shares to be purchased were 431,793.

(5)
The share purchase authorization in place for the month ended June 30, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2019, the remaining authorized shares to be purchased were 352,510.

The timing and expiration date of the current stock repurchase authorizations are included in Note 12, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1
ePlus inc. Amended and Restated Certificate of Incorporation as amended September 15, 2008 (Incorporated herein by reference as Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008)

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

ePlus inc.

Date: August 7, 2019	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2019	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)