Form 10-Q
period 2019-09-30
EPLUS INC
filed 2019-11-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 1, 2019 was 13,513,470.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,832	$79,816
Accounts receivable—trade, net	355,178	299,899
Accounts receivable—other, net	38,613	41,328
Inventories	57,198	50,493
Financing receivables—net, current	108,646	63,767
Deferred costs	19,225	17,301
Other current assets	6,867	7,499
Total current assets	641,559	560,103

Financing receivables and operating leases—net	79,512	59,032
Property, equipment and other assets	35,304	17,328
Goodwill	118,097	110,807
Other intangible assets—net	39,794	38,928
TOTAL ASSETS	$914,266	$786,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$107,336	$86,801
Accounts payable—floor plan	129,668	116,083
Salaries and commissions payable	23,679	21,286
Deferred revenue	50,284	47,251
Recourse notes payable—current	-	28
Non-recourse notes payable—current	77,608	38,117
Other current liabilities	32,924	19,285
Total current liabilities	421,499	328,851

Non-recourse notes payable—long term	8,404	10,502
Deferred tax liability—net	4,927	4,915
Other liabilities	29,147	17,677
TOTAL LIABILITIES	463,977	361,945

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,513 outstanding at September 30, 2019 and 13,611 outstanding at March 31, 2019	144	143
Additional paid-in capital	141,297	137,243
Treasury stock, at cost, 884 shares at September 30, 2019 and 693 shares at March 31, 2019	(67,691)	(53,999)
Retained earnings	377,423	341,137
Accumulated other comprehensive income—foreign currency translation adjustment	(884)	(271)
Total Stockholders' Equity	450,289	424,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$914,266	$786,198

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net sales
Product	$363,497	$309,475	$699,098	$632,292
Services	48,068	35,568	93,839	69,283
Total	411,565	345,043	792,937	701,575
Cost of sales
Product	278,863	238,134	538,926	493,946
Services	29,671	21,409	58,341	41,426
Total	308,534	259,543	597,267	535,372

Gross profit	103,031	85,500	195,670	166,203

Selling, general, and administrative	70,523	57,705	136,310	114,671
Depreciation and amortization	3,557	2,741	7,020	5,531
Interest and financing costs	576	484	1,204	960
Operating expenses	74,656	60,930	144,534	121,162

Operating income	28,375	24,570	51,136	45,041

Other income (expense)	(40)	322	(85)	419

Earnings before tax	28,335	24,892	51,051	45,460

Provision for income taxes	8,237	6,889	14,765	12,184

Net earnings	$20,098	$18,003	$36,286	$33,276

Net earnings per common share—basic	$1.51	$1.33	$2.72	$2.47
Net earnings per common share—diluted	$1.51	$1.33	$2.71	$2.45

Weighted average common shares outstanding—basic	13,312	13,494	13,334	13,464
Weighted average common shares outstanding—diluted	13,350	13,586	13,408	13,597

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

NET EARNINGS	$20,098	$18,003	$36,286	$33,276

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(350)	(143)	(613)	(800)

Other comprehensive income (loss)	(350)	(143)	(613)	(800)

TOTAL COMPREHENSIVE INCOME	$19,748	$17,860	$35,673	$32,476

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Six Months Ended September 30,
	2019	2018

Cash Flows From Operating Activities:
Net earnings	$36,286	$33,276

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,077	8,867
Reserve for credit losses, inventory obsolescence, and sales returns	631	178
Share-based compensation expense	4,054	3,561
Deferred taxes	(3)	-
Payments from lessees directly to lenders—operating leases	(34)	(75)
Gain on disposal of property, equipment, and leased equipment	(436)	(939)
Gain on sale of financing receivables	-	(2,584)
Other	-	2
Changes in:
Accounts receivable	(46,100)	(29,287)
Inventories-net	(5,301)	(16,688)
Financing receivables—net	(76,423)	(5,922)
Deferred costs and other assets	(18,826)	4,920
Accounts payable-trade	15,585	2,375
Salaries and commissions payable, deferred revenue, and other liabilities	26,086	(14,769)
Net cash used in operating activities	$(54,404)	$(17,085)

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment, and leased equipment	$653	$1,764
Purchases of property, equipment, and operating lease equipment	(4,888)	(6,451)
Purchases of assets to be leased or financed	-	(8,620)
Issuance of financing receivables	-	(88,442)
Repayments of financing receivables	-	33,349
Proceeds from sale of financing receivables	-	30,463
Cash used in acquisitions, net of cash acquired	(13,815)	-
Net cash used in investing activities	$(18,050)	$(37,937)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Six Months Ended September 30,
	2019	2018

Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$54,877	$27,157
Repayments of non-recourse and recourse notes payable	(5,629)	(11,229)
Repurchase of common stock	(13,692)	(10,135)
Repayments of financing of acquisitions	(785)	(2,134)
Net borrowings (repayments) on floor plan facility	13,585	8,662
Net cash provided by financing activities	48,356	12,321

Effect of exchange rate changes on cash	114	150

Net Decrease in Cash and Cash Equivalents	(23,984)	(42,551)

Cash and Cash Equivalents, Beginning of Period	79,816	118,198

Cash and Cash Equivalents, End of Period	$55,832	$75,647

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,115	$945
Cash paid for income taxes	$12,471	$11,221
Cash paid for amounts included in the measurement of lease liabilities	$2,566	$-

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$-	$461
Purchases of property, equipment, and operating lease equipment	$(396)	$(934)
Purchases of assets to be leased or financed	$-	$1,010
Issuance of financing receivables	$-	$(36,655)
Proceeds from sale of financing receivables	$-	$40,265
Financing of acquisitions	$(1,464)	$-
Borrowing of non-recourse and recourse notes payable	$82,462	$37,688
Repayments of non-recourse and recourse notes payable	$(34)	$(63)
Vesting of share-based compensation	$8,972	$12,769
New operating lease assets obtained in exchange for lease obligations	$5,225	$-

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643

Issuance of restricted stock awards	7		-	-	-	-	-
Share-based compensation	(3)	-	2,135	-	-	-	2,135
Repurchase of common stock		-	-	(237)	-	-	(237)
Net earnings	-	-	-	-	20,098	-	20,098
Foreign currency translation adjustment	-	-	-	-	-	(350)	(350)

Balance, September 30, 2019	13,513	$144	$141,297	$(67,691)	$377,423	$(884)	$450,289

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	70	1	-	-	-	-	1
Share-based compensation	-	-	1,693	-	-	-	1,693
Repurchase of common stock	(108)	-	-	(9,059)	-	-	(9,059)
Dividends declared	-	-	-	-	-	-	-
Net earnings	-	-	-	-	15,273	-	15,273
Foreign currency translation adjustment	-	-	-	-	-	(657)	(657)

Balance, June 30, 2018	13,723	$143	$131,693	$(45,075)	$293,218	$(125)	$379,854
Issuance of restricted stock awards	7	-	-	-	-	-	-
Share-based compensation	-	-	1,868	-	-	-	1,868
Repurchase of common stock	(3)	-	-	(305)	-	-	(305)
Dividends declared	-	-	-	-	-	-	-
Net earnings	-	-	-	-	18,003	-	18,003
Foreign currency translation adjustment	-	-	-	-	-	(143)	(143)

Balance, September 30, 2018	13,727	$143	$133,561	$(45,380)	$311,221	$(268)	$399,277

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

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the six months ended September 30, 2019 and 2018 were prepared by us, without audit, and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the six months ended September 30, 2019 and 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2020 or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2019 (“2019 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 43% of our technology segment’s net sales for the three months ended September 30, 2019 and 45% for the three months ended September 30, 2018, and 42% and 43% of our technology segment’s net sales for the six months ended September 30, 2019 and 2018, respectively.

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

3.          REVENUES

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $22.1 million and $16.2 million of receivables from contracts with customers included within financing receivables as of September 30, 2019 and March 31, 2019, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	September 30, 2019	March 31, 2019
Current (included in deferred revenue)	$49,416	$46,356
Non-current (included in other liabilities)	$17,133	$13,593

Revenue recognized from the beginning contract liability balance was $13.6 million and $29.4 million for the three and six months ended September 30, 2019 respectively, and $8.1 million and $20.9 million for the three and six months ended September 30, 2018, respectively.

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

Remainder of Year ending March 31, 2020	$15,118
Year ending March 31, 2021	15,940
Year ending March 31, 2022	7,817
Year ending March 31, 2023	2,124
Year ending March 31, 2024	404
Year ending March 31, 2025 and thereafter	423
Total remaining performance obligations	$41,826

4.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist primarily of leases of IT and communication equipment and notes receivable from financing customer purchases of third-party software, maintenance, and services. Our leases often include elections for the lessee to purchase the underlying asset at the end of the lease term. Occasionally, our leases provide the lessee a bargain purchase option. We classify leases as either sales-type or operating leases in accordance with Codification Topic 842.

The following table provides the profit recognized for sales-type leases at their commencement date for the three and six months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Six months ended September 30, 2019
Net sales	$3,133	$7,987
Cost of sales	2,702	6,652
Gross Profit	$431	$1,335

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Six months ended September 30, 2019
Interest income on sales-type leases	$1,495	$3,590
Lease income on operating leases	$5,059	$10,418

FINANCING RECEIVABLES—NET

Our financing receivables-net consist of the following (in thousands):

September 30, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$78,483	$87,989	$166,472
Estimated unguaranteed residual value (1)	-	20,640	20,640
Initial direct costs, net of amortization (2)	644	284	928
Unearned income	-	(11,327)	(11,327)
Reserve for credit losses (3)	(520)	(500)	(1,020)
Total, net	$78,607	$97,086	$175,693
Reported as:
Current	$59,603	$49,043	$108,646
Long-term	19,004	48,043	67,047
Total, net	$78,607	$97,086	$175,693

(1)	Includes estimated unguaranteed residual values of $14,211 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $393 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

March 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$40,563	$64,201	$104,764
Estimated unguaranteed residual value (1)	-	14,639	14,639
Initial direct costs, net of amortization (2)	377	332	709
Unearned income	-	(7,671)	(7,671)
Reserve for credit losses (3)	(505)	(530)	(1,035)
Total, net	$40,435	$70,971	$111,406
Reported as:
Current	$30,852	$32,914	$63,766
Long-term	9,583	38,057	47,640
Total, net	$40,435	$70,971	$111,406

(1)	Includes $8,996 thousand for the estimated residual values of sales type leases and direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $275 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2019 are as follows (in thousands):

Remainder of Year ending March 31, 2020	$43,732
Year ending March 31, 2021	22,787
Year ending March 31, 2022	14,038
Year ending March 31, 2023	4,979
Year ending March 31, 2024 and thereafter	2,453
Total	$87,989

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2019	March 31, 2019

Cost of equipment under operating leases	$23,927	$21,532
Accumulated depreciation	(11,462)	(10,139)
Investment in operating lease equipment—net (1)	$12,465	$11,393

(1)	These totals include estimated unguaranteed residual values of $3,006 thousand and $2,906 thousand as of September 30, 2019 and March 31, 2019, respectively.

Future scheduled minimum lease rental payments as of September 30, 2019 are as follows (in thousands):

Remainder of Year ending March 31, 2020	$2,507
Year ending March 31, 2021	3,815
Year ending March 31, 2022	2,555
Year ending March 31, 2023	1,455
Year ending March 31, 2024 and thereafter	443
Total	$10,775

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2019, and March 31, 2019, we had financing receivables of $85.2 million and $50.2 million, respectively, and operating leases of $8.4 million and $7.8 million, respectively, which were collateral for non-recourse notes payable. See Note 9, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2019 and 2018, we recognized net gains of $4.1 million and $1.2 million, and total proceeds from these sales were $95.1 million and $47.2 million, respectively. For the year to date periods ended September 30, 2019 and 2018, we recognized net gains of $7.5 million and $2.5 million, respectively, and total proceeds from these sales were $172.0 million and $94.0 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services.  As of both September 30, 2019 and March 31, 2019, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease.  As of September 30, 2019, our maximum potential future payments related to such guarantees is $0.3 million. We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to 6 years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.5 million and $3.1 million as part of selling, general, and administrative expenses during the three and six months ended September 30, 2019.

Supplemental information about the remaining lease terms and discount rates applied as of September 30, 2019:

Lease term and Discount Rate	September 30, 2019
Weighted average remaining lease term (months)	41
Weighted average discount rate	4.0%

Future lease payments under our operating leases as of September 30, 2019 (in thousands):

September 30, 2019
Remainder of year ending March 31, 2020	$2,609
Year ending March 31, 2021	5,341
Year ending March 31, 2022	3,783
Year ending March 31, 2023	2,804
Year ending March 31, 2024	1,053
Thereafter	632
Total lease payments	$16,221
Less: Interest	(1,035)
Present value of lease liabilities	$15,186

As of September 30, 2019, the Company has one additional office lease in Limerick, PA that had not yet commenced with a total commitment of $592 thousand.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2019 (in thousands):

	September 30, 2019
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning balance	$119,480	$(8,673)	$110,807
Acquisitions	7,412	-	7,412
Foreign currency translations	(122)	-	(122)
Ending balance	$126,770	$(8,673)	$118,097

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of September 30, 2019 relates to our technology reportable segment, which we also determined to be one reporting unit. The change in our goodwill balance during the six months ended September 30, 2019 relates to our acquisition of certain assets and liabilities of Innovative Technology Systems & Solutions, Inc. (“ABS Technology”), which is partially offset by adjustments related to our acquisition of SLAIT Consulting, LLC (“SLAIT”) and foreign exchange translations. See Note 16, “Business Combinations”.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at September 30, 2019 and March 31, 2019 (in thousands):

	September 30, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$62,989	$(28,308)	$34,681	$57,407	$(23,865)	$33,542
Capitalized software development	10,474	(5,361)	5,113	10,188	(4,802)	5,386
Total	$73,463	$(33,669)	$39,794	$67,595	$(28,667)	$38,928

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for other intangible assets was $2.5 million and $1.8 million for the three months and $4.9 million and $3.1 million for the six months ended September 30, 2019 and 2018, respectively. The change in the gross carrying amount of other intangible assets is due to the acquisition of ABS Technology of $5.7 million.

7.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the six months ended September 30, 2019 and 2018 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	311	15	(27)	299
Write-offs and other	(42)	-	(3)	(45)
Balance September 30, 2019	$1,848	$520	$500	$2,868

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	127	(3)	(42)	82
Write-offs and other	(1)	-	-	(1)
Balance September 30, 2018	$1,664	$483	$598	$2,745

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on of our impairment method were as follows (in thousands):

	September 30, 2019		March 31, 2019
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$455	$500	$443	$530
Ending balance: individually evaluated for impairment	65	-	62	-
Ending balance	$520	$500	$505	$530

Minimum payments:
Ending balance: collectively evaluated for impairment	$78,394	$87,989	$40,501	$64,201
Ending balance: individually evaluated for impairment	89	-	62	-
Ending balance	$78,483	$87,989	$40,563	$64,201

We place receivables on non-accrual status when events, such as a customer’s declaring bankruptcy, occur that indicate a receivable will not be collectable. We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of September 30, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2019

High CQR	$213	$354	$126	$693	$190	$56,065	$56,948	$(5,285)	$(24,765)	$26,898
Average CQR	65	36	41	142	283	30,616	31,041	(2,368)	(9,839)	18,834
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$278	$390	$167	$835	$473	$86,681	$87,989	$(7,653)	$(34,604)	$45,732

March 31, 2019

High CQR	$325	$41	$10	$376	$543	$29,503	$30,422	$(2,799)	$(11,044)	$16,579
Average CQR	22	54	15	91	125	33,563	33,779	(2,508)	(20,848)	10,423
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$347	$95	$25	$467	$668	$63,066	$64,201	$(5,307)	$(31,892)	$27,002

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as of September 30, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

September 30, 2019

High CQR	$105	$1,367	$152	$1,624	$2,066	$65,225	$68,915	$(44,447)	$24,468
Average CQR	70	38	11	119	684	8,676	9,479	(684)	8,795
Low CQR	-	-	89	89	-	-	89	-	89
Total	$175	$1,405	$252	$1,832	$2,750	$73,901	$78,483	$(45,131)	$33,352

March 31, 2019

High CQR	$990	$40	$30	$1,060	$3,813	$28,113	$32,986	$(18,245)	$14,741
Average CQR	105	34	7	146	137	7,232	7,515	(1,507)	6,008
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,095	$74	$99	$1,268	$3,950	$35,345	$40,563	$(19,752)	$20,811

We estimate losses on our net credit exposure to be between 0% - 5% for customers with the highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

8.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2019	March 31, 2019
Other current assets:
Deposits & funds held in escrow	$211	$438
Prepaid assets	6,285	6,425
Other	371	636
Total other current assets	$6,867	$7,499

Property, equipment and other assets
Property and equipment, net	$7,236	$7,314
Deferred costs - non-current	11,303	8,856
Right-of-use assets	15,141	-
Other	1,624	1,158
Total other assets - long term	$35,304	$17,328

Other current liabilities:
Accrued expenses	$8,846	$7,813
Accrued income taxes payable	216	181
Contingent consideration - current	283	5,162
Short-term lease liability	5,396	-
Other	18,183	6,129
Total other current liabilities	$32,924	$19,285

Other liabilities:
Deferred revenue	$17,333	$13,789
Contingent consideration - long-term	-	3,780
Long-term lease liability	9,790	-
Other	2,024	108
Total other liabilities - long term	$29,147	$17,677

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

In September 2019, we reached a settlement in full for one of our contingent consideration arrangements in the amount of $9.6 million, that was paid in October 2019. This settlement is the primary factor behind the decrease in short-term and long-term contingent consideration and the increase in the other category in other current liabilities.

9.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	September 30, 2019	March 31, 2019
Recourse notes payable with interest rates of 4.00% at March 31, 2019.
Current	$-	$28

Non-recourse notes payable secured by financing receivables and investments in operating leases with interest rates ranging from 2.90% to 8.45% as of September 30, 2019 and 3.23% to 8.45% as of March 31, 2019.

Current	$77,608	$38,117
Long-term	8,404	10,502
Total non-recourse notes payable	$86,012	$48,619

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.98% and 4.68%, as of September 30, 2019 and March 31, 2019, respectively. The weighted average interest rate for our recourse notes payable was 4.00% as of March 31, 2019. and we had no recourse notes payable as of September 30, 2019. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $129.7 million and $116.1 million as of September 30, 2019 and March 31, 2019, respectively. Under the accounts receivable component, we had no outstanding balances as of September 30, 2019 and March 31, 2019.

As of September 30, 2019, the facility had an aggregate limit of $325 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month  LIBOR plus two and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components from $250 million to $325 million ending the earlier of 90 days following the election or October 31 of that same year. On July 31, 2019, we elected to temporarily increase the aggregate limit to $325 million.

The credit facility has full recourse to ePlus Technology, inc. and certain subsidiaries and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and a minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. and certain subsidiaries. We were in compliance with these covenants as of September 30, 2019. In addition, the facility restricts the ability of ePlus Technology, inc. and certain subsidiaries to transfer funds to its affiliates in the form of dividends, loans, or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries. be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance written notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and certain subsidiaries. This credit facility is secured by the assets of only ePlus Technology, inc. and certain subsidiaries. and the guaranty as described below.

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

Fair Value

As of September 30, 2019, and March 31, 2019, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2019 and 2018, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net earnings attributable to common shareholders - basic and diluted	$20,098	$18,003	$36,286	$33,276

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,312	13,494	13,334	13,464
Effect of dilutive shares	38	92	74	133
Weighted average shares common outstanding — diluted	13,350	13,586	13,408	13,597

Earnings per common share - basic	$1.51	$1.33	$2.72	$2.47

Earnings per common share - diluted	$1.51	$1.33	$2.71	$2.45

12.	STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2019, we purchased 149,044 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2018, we purchased 70,445 shares of our outstanding common stock at a value of $5.5 million under the share repurchase plan; we also purchased 40,092 shares of common stock at a value of $3.9 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2019, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the six months ended September 30, 2019, we granted 8,132 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2018, we granted 8,322 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2019	224,000	$67.70
Granted	93,264	$72.89
Vested	(123,011)	$62.04
Forfeited	(293)	$87.18
Nonvested September 30, 2019	193,960	$70.98

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the six months ended September 30, 2019, the Company had withheld 41,817 shares of common stock at a value of $3.0 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2019 and 2018, we recognized $2.1 million and $1.9 million, respectively, of total share-based compensation expense. During the six months ended September 30, 2019 and 2018, we recognized $4.1 million and $3.6 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $12.0 million as of September 30, 2019, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended September 30, 2019 and 2018, our estimated contribution expense for the plan was $0.7 million and $0.5 million, respectively. For the six months ended September 30, 2019 and 2018, our estimated contribution expense for the plan was $1.4 million and $1.0 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of September 30, 2019 and September 30, 2018. We had no additions or reductions to our gross unrecognized tax benefits during the six months ended September 30, 2019. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019
Assets:
Money market funds	$127	$127	$-	$-
Liabilities:
Contingent consideration	$283	$-	$-	$283

March 31, 2019
Assets:
Money market funds	$50	$50	$-	$-
Liabilities:
Contingent consideration	$8,942	$-	$-	$8,942

For the three and six months ended September 30, 2019, we recorded adjustments to operating expenses of $1.1 million and $1.5 million, respectively, that increased our liability for contingent consideration arising from our past business combinations. In September 2019, we reached a settlement in full of one of our contingent consideration arrangements in the amount of $9.6 million, that was paid in October 2019. Additionally, in September 2019, we paid $0.5 million to satisfy certain current obligations in another of these arrangements.

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

16.          BUSINESS COMBINATIONS

ABS Technology

On August 23, 2019, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of ABS Technology, a Virginia Beach-headquartered solutions provider with deep expertise in managed services, networking, collaboration, and security solutions, will provide a strong strategic enhancement to ePlus’ existing solutions portfolio, which includes cloud, data center, security and Artificial Intelligence (“AI”)/emerging solutions, along with a comprehensive set of managed, professional and staffing services.

Our preliminary sum of consideration transferred is $15.3 million consisting of $13.8 million paid in cash at closing plus a $1.7 million payable that is being held back and will be released primarily upon the collection of certain accounts receivable and less $0.2 million that is receivable from a working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
Acquisition Date Amount
Accounts receivable	$9,208
Other assets	743
Identified intangible assets	5,720
Accounts payable and other current liabilities	(6,715)
Performance obligation	(1,140)

Total identifiable net assets	7,816
Goodwill	7,463

Total purchase consideration	$15,279

As of our filing date the initial accounting for the business combination is incomplete in respect to determining the final consideration transferred and the amount of assets acquired, and liabilities assumed.

The identified intangible assets of $5.7 million consist of customer relationships with an estimated useful life of 7 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $7.5 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2019, is not material.

SLAIT Consulting, LLC

On January 18, 2019, our subsidiary, ePlus Technology, inc., acquired 100% of the stock of SLAIT an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management and compliance; bespoke help desk and managed services solutions; and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

Our sum of consideration transferred is $50.0 million consisting of $50.7 million paid in cash at closing, less $1.0 million cash acquired, and plus a working capital adjustment of $0.3 million that we paid in May 2019. Our allocation of the final purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$10,209
Other assets	1,050
Identified intangible assets	18,190
Accounts payable and other current liabilities	(8,611)
Performance obligation	(5,110)

Total identifiable net assets	15,728
Goodwill	34,301

Total purchase consideration	$50,029

The identified intangible assets of $18.2 million consist of customer relationships with an estimated useful life of 10 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $34.3 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the reporting period ending March 31, 2019 as though the acquisition date had been April 1, 2018, is not material.

The amounts above reflect a measurement period adjustment recorded in our quarter ended September 30, 2019 that increased the purchase consideration related to a working capital adjustment by $8 thousand, increased identifiable net assets by $59 thousand and decreased goodwill by $51 thousand.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	September 30, 2019			September 30, 2018
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$349,650	$13,847	$363,497	$299,200	$10,275	$309,475
Service	48,068	-	48,068	35,568	-	35,568
Net sales	$397,718	$13,847	$411,565	$334,768	$10,275	$345,043

Cost of Sales
Product	276,475	2,388	278,863	236,404	1,730	238,134
Service	29,671	-	29,671	21,409	-	21,409
Total cost of sales	306,146	2,388	308,534	257,813	1,730	259,543
Gross Profit	91,572	11,459	103,031	76,955	8,545	85,500

Selling, general, and administrative	67,189	3,334	70,523	55,138	2,567	57,705
Depreciation and amortization	3,529	28	3,557	2,740	1	2,741
Interest and financing costs	-	576	576	-	484	484
Operating expenses	70,718	3,938	74,656	57,878	3,052	60,930

Operating income	20,854	7,521	28,375	19,077	5,493	24,570

Other income (expense)			(40)			322

Earnings before tax			$28,335			$24,892

Net Sales
Contracts with customers	$394,585	$1,411	$395,996	$329,682	$1,060	$330,742
Financing and other	3,133	12,436	15,569	5,086	9,215	14,301
Net Sales	$397,718	$13,847	$411,565	$334,768	$10,275	$345,043

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,658	$1,455	$5,113	$2,970	$1,397	$4,367
Purchases of property, equipment and operating lease equipment	$1,426	$1,944	$3,370	$1,796	$3,025	$4,821

Selected Financial Data - Balance Sheet

Total assets	$690,648	$223,618	$914,266	$565,771	$209,425	$775,196

	Six Months Ended
	September 30, 2019			September 30, 2018
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$672,414	$26,684	$699,098	$612,349	$19,943	$632,292
Service	93,839	-	93,839	69,283	-	69,283
Net sales	766,253	26,684	792,937	681,632	19,943	701,575

Cost of Sales
Product	534,529	4,397	538,926	490,468	3,478	493,946
Service	58,341	-	58,341	41,426	-	41,426
Cost of sales	592,870	4,397	597,267	531,894	3,478	535,372
Gross Profit	173,383	22,287	195,670	149,738	16,465	166,203

Selling, general, and administrative	129,856	6,454	136,310	109,592	5,079	114,671
Depreciation and amortization	6,936	84	7,020	5,529	2	5,531
Interest and financing costs	-	1,204	1,204	-	960	960
Operating expenses	136,792	7,742	144,534	115,121	6,041	121,162

Operating income	36,591	14,545	51,136	34,617	10,424	45,041

Other income (expense)			(85)			419

Earnings before tax			$51,051			$45,460

Net Sales
Contracts with customers	$758,266	$2,200	$760,466	$671,141	$1,656	$672,797
Financing and other	7,987	24,484	32,471	10,491	18,287	28,778
Net sales	$766,253	$26,684	$792,937	$681,632	$19,943	$701,575

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$7,283	$2,794	$10,077	$5,985	$2,882	$8,867
Purchases of property, equipment and operating lease equipment	$2,675	$2,213	$4,888	$2,976	$3,475	$6,451

Selected Financial Data - Balance Sheet

Total assets	$690,648	$223,618	$914,266	$565,771	$209,425	$775,196

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Customer end market:
Technology	$97,502	$75,417	$173,682	$158,234
Telecom, Media & Entertainment	71,044	39,412	133,510	86,280
Financial Services	44,605	47,412	92,847	92,638
SLED	71,866	61,391	143,057	129,596
Healthcare	59,818	51,081	115,926	97,531
All others	52,883	60,055	107,231	117,353
Net sales	397,718	334,768	766,253	681,632

Financing and other	(3,133)	(5,086)	(7,987)	(10,491)

Revenue from contracts with customers	$394,585	$329,682	$758,266	$671,141

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Vendor
Cisco Systems	$172,605	$152,063	$318,786	$291,300
NetApp	9,771	9,477	23,198	25,039
HP Inc. & HPE	18,986	16,658	42,099	36,977
Dell EMC	12,494	19,895	26,275	32,398
Arista Networks	26,766	10,673	47,716	30,471
Juniper Networks	24,370	11,262	31,424	21,660
All others	132,726	114,740	276,755	243,787
Net sales	397,718	334,768	766,253	681,632

Financing and other	(3,133)	(5,086)	(7,987)	(10,491)

Revenue from contracts with customers	$394,585	$329,682	$758,266	$671,141

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended September 30, 2019, the percentage of revenue by customer end market within our technology segment includes technology industry 22%, state and local government and educational institutions (“SLED”) 17%, telecommunications, media and entertainment 16%, healthcare 15%, and financial services 14%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical locations in the United Kingdom (“UK”) and India. Our technology segment accounts for 97% of our net sales, and 72% of our operating income, while our financing segment accounts for 3% of our net sales, and 28% of our operating income for the six months ended September 30, 2019.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited consolidated financial statements as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2019	2018	2019	2018
Net sales	$411,565	$345,043	$792,937	$701,575

Gross profit	$103,031	$85,500	$195,670	$166,203
Gross margin	25.0%	24.8%	24.7%	23.7%
Operating income margin	6.9%	7.1%	6.4%	6.4%

Net earnings	$20,098	$18,003	$36,286	$33,276
Net earnings margin	4.9%	5.2%	4.6%	4.7%
Net earnings per common share - diluted	$1.51	$1.33	$2.71	$2.45

Non-GAAP: Net earnings (1)	$24,228	$20,779	$43,687	$38,211
Non-GAAP: Net earnings per common share - diluted (1)	$1.81	$1.53	$3.26	$2.81

Adjusted EBITDA (2)	$35,405	$29,880	$63,972	$55,250
Adjusted EBITDA margin	8.6%	8.7%	8.1%	7.9%

Purchases of property and equipment used internally	$1,426	$1,796	$2,675	$2,976
Purchases of equipment under operating leases	1,944	3,025	2,213	3,475
Total capital expenditures	$3,370	$4,821	$4,888	$6,451

Technology Segment
Net sales	$397,718	$334,768	$766,253	$681,632
Adjusted gross billings (3)	$579,084	$485,856	$1,127,447	$968,157

Gross profit	$91,572	$76,955	$173,383	$149,738
Gross margin	23.0%	23.0%	22.6%	22.0%

Operating income	$20,854	$19,077	$36,591	$34,617
Adjusted EBITDA (2)	$27,789	$24,284	$49,208	$44,625

Financing Segment
Net sales	$13,847	$10,275	$26,684	$19,943

Gross profit	$11,459	$8,545	$22,287	$16,465

Operating Income	$7,521	$5,493	$14,545	$10,424
Adjusted EBITDA (2)	$7,616	$5,596	$14,764	$10,625

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
GAAP: Earnings before tax	$28,335	$24,892	$51,051	$45,460
Share based compensation	2,135	1,868	4,077	3,561
Acquisition and integration expense	1,338	701	1,739	1,117
Acquisition related amortization expense	2,345	1,719	4,532	3,483
Other (income) expense	40	(322)	85	(419)
Non-GAAP: Earnings before provision for income taxes	34,193	28,858	61,484	53,202

GAAP: Provision for income taxes	8,237	6,889	14,765	12,184
Share based compensation	624	525	1,183	1,008
Acquisition and integration expense	391	197	506	316
Acquisition related amortization expense	663	455	1,270	929
Other (income) expense	12	(90)	25	(118)
Tax benefit on restricted stock	38	103	48	672
Non-GAAP: Provision for income taxes	9,965	8,079	17,797	14,991

Non-GAAP: Net earnings	$24,228	$20,779	$43,687	$38,211

GAAP: Net earnings per common share - diluted	$1.51	$1.33	$2.71	$2.45

Non-GAAP: Net earnings per common share - diluted	$1.81	$1.53	$3.26	$2.81

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
GAAP: Net earnings per common share - diluted	$1.51	$1.33	$2.71	$2.45

Share based compensation	0.11	0.10	0.22	0.19
Acquisition and integration expense	0.07	0.04	0.09	0.06
Acquisition related amortization expense	0.12	0.09	0.24	0.19
Other (income) expense	-	(0.02)	-	(0.03)
Tax benefit on restricted stock	-	(0.01)	-	(0.05)
Total non-GAAP adjustments - net of tax	0.30	0.20	0.55	0.36

Non-GAAP: Net earnings per common share - diluted	$1.81	$1.53	$3.26	$2.81

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

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2019	2018	2019	2018
Net earnings	$20,098	$18,003	$36,286	$33,276
Provision for income taxes	8,237	6,889	14,765	12,184
Share based compensation	2,135	1,868	4,077	3,561
Acquisition and integration expense	1,338	701	1,739	1,117
Depreciation and amortization	3,557	2,741	7,020	5,531
Other (income) expense	40	(322)	85	(419)
Adjusted EBITDA	$35,405	$29,880	$63,972	$55,250

Technology Segment
Operating income	$20,854	$19,077	$36,591	$34,617
Depreciation and amortization	3,529	2,740	6,936	5,529
Share based compensation	2,068	1,766	3,942	3,362
Acquisition and integration expense	1,338	701	1,739	1,117
Adjusted EBITDA	$27,789	$24,284	$49,208	$44,625

Financing Segment
Operating income	$7,521	$5,493	$14,545	$10,424
Depreciation and amortization	28	1	84	2
Share based compensation	67	102	135	199
Adjusted EBITDA	$7,616	$5,596	$14,764	$10,625

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Technology segment net sales	$397,718	$334,768	$766,253	$681,632
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	181,366	151,088	361,194	$286,525
Adjusted gross billings	$579,084	$485,856	$1,127,447	$968,157

Consolidated Results of Operations

During the three months ended September 30, 2019, net sales increased 19.3%, or $66.5 million, to $411.6 million, compared to $345.0 million for the same period in the prior fiscal year. Product sales for the three months ended September 30, 2019 increased 17.5%, or $54.0 million, to $363.5 million compared to $309.5 million in the prior year. Services sales during the three months ended September 30, 2019 increased 35.1%, or $12.5 million, to $48.1 million compared to prior year services sales of $35.6 million. The increase in net sales was due to the acquisition of SLAIT in January 2019 as well as organic growth. The greatest increase in demand for products was from our customers in the telecom, media and entertainment, technology, SLED, and healthcare industries, which was partially offset by reductions in demand from financial services and the all other customer category, during the three months ended September 30, 2019 compared to the prior year.

For the six months ended September 30, 2019, net sales increased 13.0%, or $91.4 million, to $792.9 million, compared to $701.6 million in the same period in the prior fiscal year. Product sales for the six months ended September 30, 2019 increased 10.6%, or $66.8 million, to $699.1 million compared to $632.3 million in the prior year. Services sales during the six months ended September 30, 2019 increased 35.4%, or $24.6 million, to $93.8 million compared to prior year services sales of $69.3 million. The increase in net sales was due to organic growth and the acquisition of SLAIT in January 2019 as well as the acquisition of ABS Technology in August 2019. The greatest increase in demand for products was from our customers in the telecom, media and entertainment, healthcare, technology, and SLED customers, which was partially offset by reductions the all other category of customers, during the six months ended September 30, 2019 compared to the prior year.

Adjusted gross billings increased 19.2%, or $93.2 million, to $579.1 million for the three months ended September 30, 2019 from $485.9 million for the same period in the prior fiscal year. For the six months ended September 30, 2019, adjusted gross billings increased 16.5%, or $159.3 million, to $1,127.4 million, from $968.2 million for the same period in the prior fiscal year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales and the acquisitions of SLAIT and ABS Technology.

Consolidated gross profit increased 20.5%, or $17.5 million to $103.0 million, compared with $85.5 million for the three months ended September 30, 2018. Consolidated gross margins were 25.0% for the three months ended September 30, 2019, which is an increase of 20 basis points compared to 24.8% for the same period in the prior fiscal year. The gross margin improvement was higher product margins and service revenues. For the six months ended September 30, 2019, consolidated gross profit rose 17.7% to $195.7 million, compared with $166.2 million for the same period in the prior fiscal year. Consolidated gross margins were 24.7% for the six months ended September 30, 2019, an increase of 100 basis points compared to 23.7% for the same period in the prior fiscal year. The increase in margins for the six-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher product margins and service revenues.

Our operating expenses for the three months ended September 30, 2019 increased 22.5%, or $13.7 million, to $74.7 million, as compared to $60.9 million for the prior year period. The majority of this increase for the three months ended September 30, 2019, is due to the increase in selling, general, and administrative expense of 22.2% or $12.8 million, due, in part to increases in variable compensation, as well as the operating expenses associated with the acquisitions of SLAIT and ABS Technology. As of September 30, 2019, we had 1,629 ePlus employees, which includes employees joining ePlus as a result of our recent acquisition of ABS Technology, an increase of 374, or 29.8%, from 1,255 last year. This increase also includes 235 employees as of September 30, 2019 from our acquisition of SLAIT, including the employees performing our staffing services. For the six months ended September 30, 2019, operating expenses increased 19.3%, or $23.4 million, to $144.5 million, as compared to $121.2 million in the prior year period. The majority of this increase for the six months ended September 30, 2019, is due to the increase in selling, general, and administrative expense of 18.9% or $21.6 million, due in part to increases in variable compensation, software license and maintenance, and the operating expenses associated with the acquisitions of SLAIT and ABS. Depreciation and amortization expense increased $0.8 million and $1.5 million for the three and six months ended September 30, 2019, respectively, due to the SLAIT and ABS Technology acquisitions. Interest and financing costs increased $0.1 million and $0.2 million, for the three and six months ended September 30, 2019, respectively due to an increase in the average balance of non-recourse notes payable outstanding during the six months ended September 30, 2019, as compared to the prior year.

As a result, operating income for the three months ended September 30, 2019 increased $3.8 million, or 15.5%, to $28.4 million as compared to $24.6 for the same period in the prior year period. For the six months ended September 30, 2019, operating income increased $6.1 million, or 13.5%, to $51.1 million, as compared to $45.0 million for the same period in the prior year.

Our effective tax rate for the current quarter was 29.1%, compared to 27.7%, in the prior year quarter. Consolidated net earnings for the three months ended September 30, 2019, were $20.1 million, an increase of 11.6%, or $2.1 million, over the prior year’s results. Our effective tax rate for the six months ended September 30, 2019 was 28.9%, compared to 26.8%, for the same period in the prior year, during which time the consolidated net earnings were $36.3 million, an increase of 9.0%, or $3.0 million, compared to the prior year’s results. The increase in our effective income tax rate is due to a decrease in the tax benefit on the vesting of restricted stock and an increase in estimated permanent items.

Consolidated net earnings for the three months ended September 30, 2019 were $20.1 million, an increase of 11.6%, or $2.1 million, over the prior year’s results, due to the increase in revenues and gross profit, partially offset by increased operating expenses. For the six months ended September 30, 2019, net earnings were $36.3 million, an increase of $3.0 million, or 9.0%, over the prior year’s results, due to the increase in revenues and gross profit, partially offset by increased operating expenses and acquisition related expenses.

Adjusted EBITDA increased $5.5 million, or 18.5%, to $35.4 million and adjusted EBITDA margin decreased 10 basis points to 8.6% for the three months ended September 30, 2019, as compared to prior year period of 8.7%. For the six months ended September 30, 2019, adjusted EBITDA increased $8.7 million, or 15.8%, to $64.0 million and the adjusted EBITDA margin increased 20 basis points to 8.1% as compared to the prior year period of 7.9% for the six months ended September 30, 2019, compared to the prior year period.

Diluted earnings per share increased 13.5%, or $0.18, to $1.51 per share for the three months ended September 30, 2019, as compared to $1.33 per share for the same period in the prior year. Non-GAAP diluted earnings per share increased 18.3%, or $0.28, to $1.81 for the three months ended September 30, 2019. For the six months ended September 30, 2019, diluted earnings per share increased 10.6%, or $0.26, to $2.71 per share, as compared to $2.45 per share compared to the prior year period. Non-GAAP diluted earnings per share increased 16.0%, or $0.45, to $3.26 for the six months ended September 30, 2019, as compared to $2.81 for the six months ended September 30, 2018.

Cash and cash equivalents decreased $24.0 million or 30.0% to $55.8 million at September 30, 2019, as compared to $79.8 million as of March 31, 2019. The decrease is primarily the result of share repurchases, investments in our financing portfolio, working capital required for the growth in our technology segment, and an increase in our cash conversion cycle, partially offset by cash flows from operations. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

We endeavor to minimize our cost of sales through incentive programs provided by vendors and distributors. The programs for which we qualify are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as pricing received, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain, and these programs continually change; therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2019, compared to the three and six months ended September 30, 2018

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales
Product	$349,650	$299,200	$672,414	$612,349
Services	48,068	35,568	93,839	69,283
Total	397,718	334,768	766,253	681,632

Cost of sales
Product	276,475	236,404	534,529	490,468
Services	29,671	21,409	58,341	41,426
Total	306,146	257,813	592,870	531,894

Gross profit	91,572	76,955	173,383	149,738

Selling, general, and administrative	67,189	55,138	129,856	109,592
Depreciation and amortization	3,529	2,740	6,936	5,529
Operating expenses	70,718	57,878	136,792	115,121

Operating income	$20,854	$19,077	$36,591	$34,617

Adjusted gross billings	$579,084	$485,856	$1,127,447	$968,157
Adjusted EBITDA	$27,789	$24,284	$49,208	$44,625

Net sales: Net sales for the three months ended September 30, 2019, were $397.7 million compared to $334.8 million during the three months ended September 30, 2018, an increase of 18.8% or $62.9 million, due to increases from customers in the telecom, media and entertainment, technology, SLED, and healthcare industries, which was partially offset by a decrease in demand from financial services. Product sales for the three months ended September 30, 2019 increased 16.9%, or $50.5 million due to higher demand from our customers. Service revenues increased 35.1%, or $12.5 million, to $48.1 million due to an increase in staffing and professional and managed services primarily from the SLAIT acquisition. For the six months ended September 30, 2019, net sales increased 12.4%, or $84.6 million to $766.3 million compared to $681.6 million during the same period in the prior year. Product sales for the six months ended September 30, 2019 increased 9.8%, or $60.1 million to $672.4 million due to higher demand from our customers; and services revenues increased 35.4%, or $24.6 million, to $93.8 million, due to increases from customers in the telecom, media and entertainment, technology, SLED, and healthcare industries.

Adjusted gross billings for the three months ended September 30, 2019 increased to $579.1 million, or 19.2%, from $485.9 million during the three months ended September 30, 2018. The increase in adjusted gross billings was due, in part, to the SLAIT and ABS Technology acquisitions as well as higher demand from our current customers. For the six months ended September 30, 2019, adjusted gross billings increased by 16.5% to $1,127.4 million compared to $968.2 million during the same period in the prior year. As of September 30, 2019, we had open orders of $210.7 million and deferred revenue of $66.5 million. As of September 30, 2018, we had open orders of $150.3 million and deferred revenues of $48.5 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified below. These changes in revenue by customer end market were driven by changes in customer buying cycles and specific IT related initiatives. The percentage of net sales by industry are summarized below:

	Twelve Months Ended September 30,
	2019	2018	Change
Revenue by customer end market:
Technology	22%	23%	(1%)
SLED	17%	17%	-
Financial Services	14%	15%	(1%)
Healthcare	15%	15%	-
Telecom, Media & Entertainment	16%	13%	3%
All others	16%	17%	(1%)
Total	100%	100%

Cisco systems and HP companies, combined, produced the majority of our revenues by vendor, at 47% and 45% of revenues for the twelve-month period ended September 30, 2019 and 2018, respectively. None of the vendors included within the “other” category exceeded 5% of revenues. The percentage of net sales by vendor are summarized below:

	Twelve Months Ended September 30,
	2019	2018	Change
Revenue by vendor:
Cisco Systems	41%	40%	1%
NetApp	3%	4%	(1%)
HP Inc. & HPE	6%	5%	1%
Dell/EMC	4%	4%	-
Juniper Networks	4%	3%	1%
Arista Networks	5%	4%	1%
All others	37%	40%	(3%)
Total	100%	100%

Cost of sales: The 18.7% increase in cost of sales was due to the increase in sales. Our gross margin remained constant at 23.0% for the three months ended September 30, 2019 and 2018. A higher proportional increase in service sales offset a 10-basis point decline in product margin to 20.9%, and a 150-basis point decline in service margin to 38.3% for the three months ended September 30, 2019. For the six months ended September 30, 2019, gross margin increased by 60 basis points of the prior year period; product margin also increased by 60 basis points to 20.5%, compared to 19.9% in the prior year period. Gross margin was not affected by a reduction in service margin, due to an offsetting increase in service sales. Vendor incentives earned as a percentage of sales decreased 10 basis points and 30 basis points for the three and six months ended September 30, 2019, respectively, as compared to same period in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses of $67.2 million for the three months ended September 30, 2019 increased by $12.1 million, or 21.9% from $55.1 million the prior year. Salaries and benefits increased $10.0 million, or 22.4% to $54.6 million, compared to $44.6 million during the prior year. The increase is due to increased employment levels with approximately 43.1% of this increase due to higher variable compensation related to the increase in gross profit. Our technology segment had 1,595 employees as of September 30, 2019, an increase of 382, or 31.5%, from 1,213 at September 30, 2018. This increase includes 91 employees joining ePlus as a result of our recent acquisition of ABS Technology, and 235 employees as of September 30, 2019 from our acquisition of SLAIT, including the employees performing our staffing services.

For the six months ended September 30, 2019, selling, general, and administrative expenses increased by $20.3 million, or 18.5%, to $129.9 million compared to $109.6 million the prior year. Salaries and benefits increased $16.2 million, or 18.0% to $106.1 million, compared to $89.9 million during the prior year due to increased employment levels. Approximately 37.9% of this increase is due to higher variable compensation related to the increase in gross profit.

General and administrative expenses increased $2.1 million, or 20.3%, to $12.7 million during the three months ended September 30, 2019, compared to $10.5 million the prior year. For the six months ended September 30, 2019, general and administrative expenses increased $4.1 million, or 21.0%, to $23.6 million. The increase in selling, general and administrative expenses was primarily due to the acquisition of SLAIT and ABS Technology, as well as other acquisition related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.8 million, or 28.8%, to $3.5 million during the three months ended September 30, 2019 as compared to $2.7 million in the prior year, due to the acquisition of SLAIT in January 2019 and ABS Technology in August 2019, and increased $1.4 million, or 25.4%, to $6.9 million the six months ended September 30, 2019, compared to the prior year periods.

Segment operating income: As a result of the foregoing, operating income was $20.9 million, an increase of $1.8 million, or 9.3%, for the three months ended September 30, 2019 as compared to $19.1 million in the prior year period. For the six months ended September 30, 2019, operating income was $36.6 million, compared to $34.6 million in the prior year, an increase of $2.0 million, or 5.7%. For the three months ended September 30, 2019, adjusted EBITDA was $27.8 million, an increase of $3.5 million, or 14.4%, compared to $24.3 million in the prior year period. Adjusted EBITDA was $49.2 million, an increase of $4.6 million, or 10.3%, for the six months ended September 30, 2019, compared to $44.6 million in the prior year period.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$13,847	$10,275	$26,684	$19,943
Cost of product sales	2,388	1,730	4,397	3,478

Gross profit	11,459	8,545	22,287	16,465

Selling, general, and administrative	3,334	2,567	6,454	5,079
Depreciation and amortization	28	1	84	2
Interest and financing costs	576	484	1,204	960
Operating expenses	3,938	3,052	7,742	6,041

Operating income	$7,521	$5,493	$14,545	$10,424

Adjusted EBITDA	$7,616	$5,596	$14,764	$10,625

Net sales: Net sales increased by $3.6 million, or 34.8%, to $13.8 million for the three months ended September 30, 2019, as compared to prior year results due to higher transactional gains, portfolio earnings, and post contract earnings. During the three months ended September 30, 2019 and 2018, we recognized net gains on sales of financial assets of $4.1 million and $1.2 million, respectively, and the fair value of assets received from these sales were $95.1 million and $47.2 million, respectively. For the six months ended September 30, 2019, net sales increased to $26.7 million, an increase of $6.7 million, or 33.8% as compared to prior year of $19.9 million. During the six months ended September 30, 2019 and 2018, we recognized net gains on sales of financial assets of $7.5 million and $2.5 million, respectively, and the fair value of assets received from these sales were $172.0 million and $94.0 million, respectively. At September 30, 2019, we had $188.2 million in financing receivables and operating leases, compared to $165.4 million as of September 30, 2018, an increase of $22.8 million, or 13.8%.

Cost of sales: Cost of sales increased $0.7 million and $0.9 million for the three and six months ended September 30, 2019, compared to the same periods in the prior year, respectively, which consists of depreciation expense from operating leases. Gross profit increased by 34.1% to $11.5 million, for the three months ended September 30, 2019, and increased by 35.4% to $22.3 million, for the six months ended September 30, 2019 as compared to the prior year.

Selling, general and administrative: For the three and six months ended September 30, 2019, selling, general, and administrative expenses increased by $0.8 million, or 29.9%, and $1.4 million, or 27.1%, respectively, which was due primarily to an increase variable compensation due to higher gross profit.

Interest and financing costs increased by 19.0% to $0.6 million for the three months ended September 30, 2019 and increased by 25.4% to $1.2 million for the six months ended September 30, 2019, compared to the prior year, due to an increase in the average total notes payable outstanding over the same periods for the prior year. Total notes payable were $86.0 million as of September 30, 2019, an increase of $20.7 million, or 31.7%, as compared to $65.3 million as of September 30, 2018. Our weighted average interest rate for non-recourse notes payable was 3.98% and 4.31%, as of September 30, 2019 and 2018, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA both increased $2.0 million, or 36.9% and 36.1%, to $7.5 million and $7.6 million, for the three months ended September 30, 2019, over the prior year period. For the six months ended September 30, 2019, operating income and adjusted EBITDA both increased $4.1 million, respectively, or 39.5% and 39.0%, to $14.5 million and $14.8 million, respectively.

Consolidated

Other income: Other income (expense) during the three months ended September 30, 2019, was an expense of $40 thousand, compared to income of $322 thousand in the prior year. For the six months ended September 30, 2019 and 2018, other income (expense) was $85 thousand expense and $419 thousand income, respectively.

Income taxes: Our provision for income tax expense was $8.2 million and $14.8 million for the three and six months ended September 30, 2019, as compared to $6.9 million and $12.2 million for the same periods in the prior year. Our effective income tax rates for the three and six months ended September 30, 2019 was 29.1% and 28.9%, compared to 27.7% and 26.8% for the three and six months ended September 30, 2018. The increase in our effective income tax rate is due to a decrease in the tax benefit on the vesting of restricted stock and an increase in estimated permanent items.

Net earnings: The foregoing resulted in net earnings of $20.1 million for the three months ended September 30, 2019, an increase of 11.6%, as compared to $18.0 million during the three months ended September 30, 2018. For the six months ended September 30, 2019, net earnings were $36.3 million, an increase of $3.0 million, or 9.0%, over the same period in the prior year.

Basic and fully diluted earnings per common share were both $1.51 for the three months ended September 30, 2019, an increase of 13.5% as compared to $1.33 for both the basic and fully diluted earnings per common share for the same period in the prior year. For the six months ended September 30, 2019, basic and fully diluted earnings per common share were $2.72 and $2.71, an increase of 10.1% and 10.6%, as compared to $2.47 and $2.45 for the same period in the prior year, respectively.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for both the three and six months ended September 30, 2019 was 13.3 million and 13.4 million, respectively.

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

As of September 30, 2019, the facility had an aggregate limit of $325 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two- and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $325 million ending the earlier of 90 days following the election or October 31 of that same year.

After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at September 30, 2019 or September 30, 2018, while the maximum credit limit was $50 million and $30 million, respectively. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from financing activities section of our consolidated statements of cash flows.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(54,404)	$(17,085)
Net cash used in investing activities	(18,050)	(37,937)
Net cash provided by financing activities	48,356	12,321
Effect of exchange rate changes on cash	114	150

Net Decrease in Cash and Cash Equivalents	$(23,984)	$(42,551)

Cash flows from operating activities. We used $54.4 million from operating activities during the six months ended September 30, 2019, compared to $17.1 million for the six months ended September 30, 2018. See below for a breakdown of operating cash flows by segment (in thousands):

	Six Months Ended September 30,
	2019	2018
Technology segment	$3,833	$(13,125)
Financing segment	(58,237)	(3,960)
Net cash used in operating activities	$(54,404)	$(17,085)

Technology Segment: In the six months ended September 30, 2019, operating cash flows provided by our technology segment was $3.8 million as cash generated from earnings exceeding changes in working capital. In addition, cash provided by the accounts payable – floor plan facility was $13.6 million. Accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

In the six months ended September 30, 2018, our technology segment used $13.1 million from operating activities due to changes in working capital exceeding cash generated from earnings. Partially offsetting the cash used in operations were changes in the accounts payable - floor plan balance of $8.7 million.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2019	2018

(DSO) Days sales outstanding (1)	59	60
(DIO) Days inventory outstanding (2)	10	11
(DPO) Days payable outstanding (3)	(46)	(46)
Cash conversion cycle	23	25

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

Our cash conversion cycle decreased to 23 days at September 30, 2019, compared to 25 days at September 30, 2018, resulting from a 1 day decrease in DSO and a 1 day decrease in DIO. Our DSO was impacted by an improvement in accounts receivable turnover; while our DIO as of September 30, 2019 was primarily impacted by an increase in average inventory balances of 7.5% while adjusted gross cost of goods sold for the same period increased 19.2% compared to the same period in the prior year.

Financing Segment: In the six months ended September 30, 2019, our financing segment used $58.2 million from operating activities, primarily due to changes in financing receivables- net of $76.4 million. In the six months ended September 30, 2018, our financing segment used $4.0 million from operating activities, primarily due to changes in working capital. In this period, which we elected not to update our cash flow using the transition option available when we adopted ASC 842, changes in financing receivables not sourced through us are reflected in cash flows from investing activities. With the adoption of ASC 842, for periods beginning after April 1, 2019, we recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the six months ended September 30, 2019, we used $18.1 million from investing activities, consisting of $13.8 million for acquisitions, $4.9 million for purchases of property, equipment and operating lease equipment offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

In the six months ended September 30, 2018, we used $37.9 million from investing activities, including $6.5 million for purchases of property, equipment and operating lease equipment. In this period, which we elected not to update our cash flows using the transition option available when we adopted ASC 842. Therefore, cash used in investing activities also included net cash outflows related to financing receivables of $33.3 million, consisting of the issuance of financing receivables of $88.4 million, purchases of assets to be leased or financed of $8.6 million, and was partially offset by cash proceeds from the repayment of financing receivables of $33.3 million, and the sale of financing receivables of $30.5 million.

Cash flows from financing activities. In the six months ended September 30, 2019, cash provided by financing activities was $48.4 million, consisting of net borrowings of non-recourse and recourse notes payable of $49.2 million, net borrowings on floor plan facility of $13.6 million, and offset by $13.7 million in repurchase of common stock and $0.8 million paid to sellers of SLAIT as part of a working capital adjustment.

Cash provided by financing activities was $12.3 million during the six months ended September 30, 2018, which was primarily due to net borrowings of non-recourse and recourse notes payable of $15.9 million, and net borrowing on floor plan facility of $8.7 million, partially offset by cash used for the repurchase of common stock of $10.1 million, and repayment of financing of acquisitions of $2.1 million

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse and recourse notes payable.

Non-Cash Activities

We assign contractual payments due to us under lease and financing agreements to third-party financial institutions. As a condition to the assignment agreement, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, the customer will make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender. However, when our customer makes payments through a trust, such payments represent non-cash transactions.

In addition, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased and or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

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

At September 30, 2019, our non-recourse notes payable increased 76.8% to $86.0 million, as compared to $48.6 million at March 31, 2019. There were no recourse notes payable as of September 30, 2019, compared to $28 thousand as of March 31, 2019.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., and certain of its subsidiaries. have a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and certain subsidiaries. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of September 30, 2019, the facility had an aggregate limit of the two components of $325 million with an accounts receivable sub-limit of $50 million.

On July 27, 2017, we executed an amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250 million to $325 million from the date of the agreement through October 31, 2017 and provides us an election beginning July 1 in each subsequent year to similarly temporarily increase the aggregate limit of the two components to $325 million ending the earlier of 90 days following the date of election and October 31 of that same year. On July 31, 2019, we elected to temporarily increase the aggregate limit to $325 million.

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of September 30, 2019. Interest on the facility is assessed at a rate of the One Month LIBOR plus two- and one-half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end and other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and certain of its subsidiaries. This credit facility is secured by the assets of only ePlus Technology, inc. and certain of its subsidiaries and the guaranty as described below.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2019	Balance as of September 30, 2019	Maximum Credit Limit at March 31, 2019	Balance as of March 31, 2019
$325,000	$129,668	$250,000	$116,083

Accounts Receivable Component

ePlus Technology, inc. and certain subsidiaries. have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at September 30, 2019, or March 31, 2019, while the maximum credit limit was $50 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of September 30, 2019, we were not involved in any unconsolidated special purpose entity transactions.

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

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread that is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We utilize our lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of September 30, 2019, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
determinable.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	$-	-	385,419	(2)
May 1, 2019 through May 27, 2019	2,301	$83.38	1,300	0	(3)
May 28, 2019 through May 31, 2019	68,207	$72.32	68,207	431,793	(4)
June 1, 2019 through June 30, 2019	117,093	$71.15	79,283	352,510	(5)
July 1, 2019 through July 31, 2019	3,260	$72.87	254	352,256	(6)
August 1, 2019 through August 31, 2019	-	$-	-	352,256	(7)
September 1, 2019 through September 30, 2019	-	$-	-	352,256	(8)

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

(6)
The share purchase authorization in place for the month ended July 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2019, the remaining authorized shares to be purchased were 352,256.

(7)
The share purchase authorization in place for the month ended August 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2019, the remaining authorized shares to be purchased were 352,256.

(8)
The share purchase authorization in place for the month ended September 30, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2019, the remaining authorized shares to be purchased were 352,256.

The timing and expiration date of the current stock repurchase authorizations are included in Note 12, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1
ePlus inc. Amended and Restated Certificate of Incorporation as amended September 15, 2008 (Incorporated herein by reference as Exhibit 3.1 to our Current Report on Form 8-K filed on September 19, 2008)

3.2	Amended and Restated Bylaws of ePlus inc., as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 6, 2019	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2019	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)