Form 10-Q
period 2019-12-31
EPLUS INC
filed 2020-02-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 3, 2020 was 13,512,815.

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

•	domestic and international economic regulations uncertainty (e.g., tariffs, and trade agreements);
•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	reduction of vendor incentives provided to us;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	adapting to meet changes in markets and competitive developments;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace;
•	reliance on third-parties to perform some of our service obligations to our customers;
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
•
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, obtain debt for our financing transactions, or the effect of those changes on our common stock price;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$59,555	$79,816
Accounts receivable—trade, net	413,741	299,899
Accounts receivable—other, net	37,187	41,328
Inventories	61,065	50,493
Financing receivables—net, current	89,229	63,767
Deferred costs	20,421	17,301
Other current assets	8,809	7,499
Total current assets	690,007	560,103

Financing receivables and operating leases—net	73,506	59,032
Property, equipment and other assets	34,000	17,328
Goodwill	118,225	110,807
Other intangible assets—net	36,870	38,928
TOTAL ASSETS	$952,608	$786,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$126,154	$86,801
Accounts payable—floor plan	144,483	116,083
Salaries and commissions payable	27,476	21,286
Deferred revenue	55,128	47,251
Recourse notes payable—current	2,239	28
Non-recourse notes payable—current	59,015	38,117
Other current liabilities	24,995	19,285
Total current liabilities	439,490	328,851

Non-recourse notes payable—long term	7,120	10,502
Deferred tax liability—net	4,924	4,915
Other liabilities	28,588	17,677
TOTAL LIABILITIES	480,122	361,945

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,513 outstanding at December 31, 2019 and 13,611 outstanding at March 31, 2019	144	143
Additional paid-in capital	143,262	137,243
Treasury stock, at cost, 884 shares at December 31, 2019 and 693 shares at March 31, 2019	(67,691)	(53,999)
Retained earnings	396,973	341,137
Accumulated other comprehensive income—foreign currency translation adjustment	(202)	(271)
Total Stockholders' Equity	472,486	424,253
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$952,608	$786,198

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net sales
Product	$378,569	$310,443	$1,077,667	$942,735
Services	50,422	35,221	144,261	104,504
Total	428,991	345,664	1,221,928	1,047,239
Cost of sales
Product	293,209	241,856	832,135	735,802
Services	32,086	20,895	90,427	62,321
Total	325,295	262,751	922,562	798,123

Gross profit	103,696	82,913	299,366	249,116

Selling, general, and administrative	73,090	59,728	209,400	174,399
Depreciation and amortization	3,647	2,719	10,667	8,250
Interest and financing costs	694	443	1,898	1,403
Operating expenses	77,431	62,890	221,965	184,052

Operating income	26,265	20,023	77,401	65,064

Other income	997	721	912	1,140

Earnings before tax	27,262	20,744	78,313	66,204

Provision for income taxes	7,712	5,880	22,477	18,064

Net earnings	$19,550	$14,864	$55,836	$48,140

Net earnings per common share—basic	$1.47	$1.10	$4.19	$3.57
Net earnings per common share—diluted	$1.46	$1.10	$4.16	$3.54

Weighted average common shares outstanding—basic	13,320	13,471	13,329	13,467
Weighted average common shares outstanding—diluted	13,378	13,544	13,410	13,592

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

NET EARNINGS	$19,550	$14,864	$55,836	$48,140

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	682	(302)	69	(1,102)

Other comprehensive income (loss)	682	(302)	69	(1,102)

TOTAL COMPREHENSIVE INCOME	$20,232	$14,562	$55,905	$47,038

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended December 31,
	2019	2018

Cash Flows From Operating Activities:
Net earnings	$55,836	$48,140

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	15,217	13,341
Reserve for credit losses	504	269
Share-based compensation expense	6,019	5,418
Deferred taxes	(3)	(215)
Payments from lessees directly to lenders—operating leases	(44)	(118)
Gain on disposal of property, equipment, and leased equipment	(614)	(1,307)
Gain on sale of financing receivables	-	(5,030)
Changes in:
Accounts receivable	(102,093)	(56,769)
Inventories-net	(10,429)	(11,674)
Financing receivables—net	(87,633)	(1,070)
Deferred costs and other assets	(18,424)	3,971
Accounts payable-trade	33,574	16,062
Salaries and commissions payable, deferred revenue, and other liabilities	33,362	(8,846)
Net cash used in / provided by operating activities	$(74,728)	$2,172

Cash Flows From Investing Activities:
Proceeds from sale of property, equipment, and leased equipment	1,404	2,550
Purchases of property, equipment, and operating lease equipment	(7,209)	(8,492)
Purchases of assets to be leased or financed	-	(13,941)
Issuance of financing receivables	-	(140,307)
Repayments of financing receivables	-	55,198
Proceeds from sale of financing receivables	-	56,983
Cash used in acquisitions, net of cash acquired	(14,239)	-
Net cash used in investing activities	$(20,044)	$(48,009)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

	Nine Months Ended December 31,
	2019	2018

Cash Flows From Financing Activities:
Borrowings of non-recourse and recourse notes payable	$75,557	$40,693
Repayments of non-recourse and recourse notes payable	(9,854)	(17,447)
Repurchase of common stock	(13,692)	(16,261)
Repayments of financing of acquisitions	(5,763)	(7,634)
Net borrowings (repayments) on floor plan facility	28,400	12,450
Net cash provided by financing activities	74,648	11,801

Effect of exchange rate changes on cash	(137)	172

Net Decrease in Cash and Cash Equivalents	(20,261)	(33,864)

Cash and Cash Equivalents, Beginning of Period	79,816	118,198

Cash and Cash Equivalents, End of Period	$59,555	$84,334

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,721	$1,364
Cash paid for income taxes	$19,519	$18,269
Cash paid for amounts included in the measurement of lease liabilities	$4,113	$-

Schedule of Non-Cash Investing and Financing Activities:
Proceeds from sale of property, equipment, and leased equipment	$-	$483
Purchases of property, equipment, and operating lease equipment	$(425)	$(2,704)
Purchases of assets to be leased or financed	$-	$2,437
Issuance of financing receivables	$-	$(96,406)
Proceeds from sale of financing receivables	$-	$88,119
Consideration for acquisitions	$(1,037)	$-
Borrowing of non-recourse and recourse notes payable	$111,234	$65,042
Repayments of non-recourse and recourse notes payable	$(44)	$(118)
Vesting of share-based compensation	$8,990	$12,795
Repurchase of common stock	$-	$(393)
New operating lease assets obtained in exchange for lease obligations	$6,035	$-

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643
Issuance of restricted stock awards	7	-	-	-	-	-	-
Share-based compensation	-	-	2,135	-	-	-	2,135
Repurchase of common stock	(3)	-	-	(237)	-	-	(237)
Net earnings	-	-	-	-	20,098	-	20,098
Foreign currency translation adjustment	-	-	-	-	-	(350)	(350)

Balance, September 30, 2019	13,513	$144	$141,297	$(67,691)	$377,423	$(884)	$450,289
Issuance of restricted stock awards	-	-	-	-	-	-	-
Share-based compensation	-	-	1,965	-	-	-	1,965
Repurchase of common stock	-	-	-	-	-	-	-
Net earnings	-	-	-	-	19,550	-	19,550
Foreign currency translation adjustment	-	-	-	-	-	682	682

Balance, December 31, 2019	13,513	$144	$143,262	$(67,691)	$396,973	$(202)	$472,486

	Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	70	1	-	-	-	-	1
Share-based compensation	-	-	1,693	-	-	-	1,693
Repurchase of common stock	(108)	-	-	(9,059)	-	-	(9,059)
Net earnings	-	-	-	-	15,273	-	15,273
Foreign currency translation adjustment	-	-	-	-	-	(657)	(657)

Balance, June 30, 2018	13,723	$143	$131,693	$(45,075)	$293,218	$(125)	$379,854
Issuance of restricted stock awards	7	-	-	-	-	-	-
Share-based compensation	-	-	1,868	-	-	-	1,868
Repurchase of common stock	(3)	-	-	(305)	-	-	(305)
Net earnings	-	-	-	-	18,003	-	18,003
Foreign currency translation adjustment	-	-	-	-	-	(143)	(143)

Balance, September 30, 2018	13,727	$143	$133,561	$(45,380)	$311,221	$(268)	$399,277
Issuance of restricted stock awards	(2)	-	-	-	-	-	-
Share-based compensation	-	-	1,857	-	-	-	1,857
Repurchase of common stock	(85)	-	-	(6,519)	-	-	(6,519)
Net earnings	-	-	-	-	14,864	-	14,864
Foreign currency translation adjustment	-	-	-	-	-	(302)	(302)

Balance, December 31, 2018	13,640	$143	$135,418	$(51,899)	$326,085	$(570)	$409,177

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as "we," "our," "us," "ourselves," or "ePlus." ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, staffing, professional and managed services and lifecycle management services, including flexible financing solutions. We focus on state and local governments, education, and middle market and large enterprises in North America and the United Kingdom (“UK”).

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three and nine months ended December 31, 2019, and 2018, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the nine months ended December 31, 2019, and 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2020 or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2019 (“2019 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 41% of our technology segment’s net sales for the three months ended December 31, 2019, and 40% for the three months ended December 31, 2018, and 41% and 42% of our technology segment’s net sales for the nine months ended December 31, 2019, and 2018, respectively.

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

FINANCING REVENUE — We account for leases to customers in accordance with Codification Topic 842. We utilize a portfolio approach by grouping together many similar assets being leased to a single customer.

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

For operating leases, we recognize the underlying asset as an operating lease asset. We depreciate the asset on a straight-line basis to its estimated residual value over its estimated useful life. We recognize the lease payments over the lease term on a straight-line basis as part of net sales.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — We adopted ASU 2016-02 in our quarter ended June 30, 2019 using a transition option that allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition option, we do not update the financial information and disclosures for comparative periods.

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

Contract balances

Accounts receivable – trade represents amounts due from contracts with customers. In addition, we had $18.5 million and $16.2 million of receivables from contracts with customers included within financing receivables as of December 31, 2019, and March 31, 2019, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	December 31, 2019	March 31, 2019
Current (included in deferred revenue)	$54,482	$46,356
Non-current (included in other liabilities)	$16,874	$13,593

Revenue recognized from the beginning contract liability balance was $15.9 million and $45.3 million for the three and nine months ended December 31, 2019, respectively, and $7.3 million and $28.2 million for the three and nine months ended December 31, 2018, respectively.

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

Remainder of Year ending March 31, 2020	$9,439
Year ending March 31, 2021	20,100
Year ending March 31, 2022	9,589
Year ending March 31, 2023	2,935
Year ending March 31, 2024	467
Year ending March 31, 2025 and thereafter	443
Total remaining performance obligations	$42,973

4.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist primarily of leases of IT and communication equipment and notes receivable from financing customer purchases of third-party software, maintenance, and services. Our leases often include elections for the lessee to purchase the underlying asset at the end of the lease term. Occasionally, our leases provide the lessee a bargain purchase option. We classify leases as either sales-type or operating lease in accordance with Codification Topic 842.

The following table provides the profit recognized for sales-type leases at their commencement date for the three and nine months ended December 31, 2019 (in thousands):

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Net sales	$5,710	$13,697
Cost of sales	4,807	11,459
Gross Profit	$903	$2,238

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2019 (in thousands):

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Interest Income on sales-type leases	$1,272	$4,862
Lease income on operating leases	$4,489	$14,908

FINANCING RECEIVABLES—NET

Our financing receivables - net consist of the following (in thousands):

December 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$60,234	$81,450	$141,684
Estimated unguaranteed residual value (1)	-	21,073	21,073
Initial direct costs, net of amortization (2)	297	319	616
Unearned income	-	(11,937)	(11,937)
Reserve for credit losses (3)	(788)	(642)	(1,430)
Total, net	$59,743	$90,263	$150,006
Reported as:
Current	$41,350	$47,879	$89,229
Long-term	18,393	42,384	60,777
Total, net	$59,743	$90,263	$150,006

(1)	Includes estimated unguaranteed residual values of $15,883 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $299 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

March 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables

Minimum payments	$40,563	$64,201	$104,764
Estimated unguaranteed residual value (1)	-	14,639	14,639
Initial direct costs, net of amortization (2)	377	332	709
Unearned income	-	(7,671)	(7,671)
Reserve for credit losses (3)	(505)	(530)	(1,035)
Total, net	$40,435	$70,971	$111,406
Reported as:
Current	$30,852	$32,914	$63,766
Long-term	9,583	38,057	47,640
Total, net	$40,435	$70,971	$111,406

(1)	Includes $8,996 thousand for the estimated residual values of sales type leases and direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $275 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in sales-type leases as of December 31, 2019 are as follows (in thousands):

Remainder of year ending March 31, 2020	$36,224
Year ending March 31, 2021	23,059
Year ending March 31, 2022	13,728
Year ending March 31, 2023	5,946
Year ending March 31, 2024 and thereafter	2,492
Total	$81,449

OPERATING LEASES—NET

Operating leases - net represents leases that do not qualify as sales-type leases. The components of the operating leases - net are as follows (in thousands):

	December 31, 2019	March 31, 2019

Cost of equipment under operating leases	$24,692	$21,532
Accumulated depreciation	(11,963)	(10,139)
Investment in operating lease equipment—net (1)	$12,729	$11,393

(1)	These totals include estimated unguaranteed residual values of $3.2 million and $2.9 million as of December 31, 2019 and March 31, 2019, respectively.

Future scheduled minimum lease rental payments as of December 31, 2019 are as follows (in thousands):

Remainder of year ending March 31, 2020	$1,476
Year ending March 31, 2021	4,380
Year ending March 31, 2022	2,961
Year ending March 31, 2023	1,626
Year ending March 31, 2024 and thereafter	443
Total	$10,886

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings in accordance with Codification Topic 860.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2019, and March 31, 2019, we had financing receivables of $62.5 million and $50.2 million, respectively, and operating leases of $8.5 million and $7.8 million, respectively, which were collateral for non-recourse notes payable. See Note 9, "Notes Payable and Credit Facility."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2019 and 2018, we recognized net gains of $9.5 million and $2.4 million, and total proceeds from these sales were $246.0 million and $95.2 million respectively. For the year to date periods ended December 31, 2019 and 2018, we recognized net gains of $17.0 million and $5.0 million, respectively, and total proceeds from these sales were $414.6 million and $189.2 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services.  As of both December 31, 2019 and March 31, 2019, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease.  As of December 31, 2019, our maximum potential future payments related to such guarantees is $0.3 million. We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.6 million and $4.7 million as part of selling, general, and administrative expenses during the three and nine months ended December 31, 2019.

Supplemental information about the remaining lease terms and discount rates applied as of December 31, 2019:

Lease term and Discount Rate	December 31, 2019
Weighted average remaining lease term (months)	40
Weighted average discount rate	4.0%

Future lease payments under our operating leases as of December 31, 2019 (in thousands):

December 31, 2019
Remainder of year ending March 31, 2020	$1,084
Year ending March 31, 2021	5,460
Year ending March 31, 2022	4,020
Year ending March 31, 2023	3,049
Year ending March 31, 2024	1,206
Thereafter	762
Total lease payments	$15,581
Less: Interest	(965)
Present value of lease liabilities	$14,616

As of December 31, 2019, we were committed to one office lease that had not yet commenced with a total commitment of $200 thousand.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2019 (in thousands):
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning balance March 31, 2019	$119,480	$(8,673)	$110,807
Acquisitions	7,410	-	7,410
Foreign currency translations	8	-	8
Ending balance December 31, 2019	$126,898	$(8,673)	$118,225

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of December 31, 2019 relates to our technology reportable segment, which we also determined to be one reporting unit. The change in our goodwill balance during the nine months ended December 31, 2019 relates to our acquisition of certain assets and liabilities of Innovative Technology Systems & Solutions, Inc. (“ABS Technology”), which is partially offset by adjustments related to our acquisition of SLAIT Consulting, LLC (“SLAIT”) and foreign exchange translations. See  Note 16, “Business Combinations”.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2019, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit exceeded its carrying value. In our annual test as of October 1, 2018, we elected to bypass the qualitative assessment of goodwill and perform a quantitative goodwill impairment test. We concluded that the fair value of our technology reporting unit substantially exceeded its carrying value. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at December 31, 2019 and March 31, 2019 (in thousands):

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization / Impairment Loss	Net Carrying Amount

Customer relationships & other intangibles	$63,141	$(30,836)	$32,305	$57,407	$(23,865)	$33,542
Capitalized software development	10,193	(5,628)	4,565	10,188	(4,802)	5,386
Total	$73,334	$(36,464)	$36,870	$67,595	$(28,667)	$38,928

Customer relationships and other intangibles are generally amortized between five to ten years. Capitalized software development is generally amortized over five years.

Total amortization expense for other intangible assets was $2.6 million for the three months ended December 31, 2019 and $1.7 million for the three months ended December 31, 2018 and $7.5 million and $5.3 million for the nine months ended December 31, 2019 and 2018, respectively. The change in the gross carrying amount of other intangible assets is due to the addition of a customer relationship intangible asset of $5.7 million from our acquisition of ABS Technology.

7.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the nine months ended December 31, 2019 and 2018 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	107	283	114	504
Write-offs and other	(304)	-	(2)	(306)
Balance December 31, 2019	$1,382	$788	$642	$2,812

	Accounts Receivable	Notes Receivable	Lease- Related Receivables	Total
Balance April 1, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	275	50	(131)	194
Write-offs and other	(246)	-	-	(246)
Balance December 31, 2018	$1,567	$536	$509	$2,612

Our reserves for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on our impairment method were as follows (in thousands):

	December 31, 2019		March 31, 2019
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$726	$642	$443	$530
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$788	$642	$505	$530

Minimum payments:
Ending balance: collectively evaluated for impairment	$60,145	$81,450	$40,501	$64,201
Ending balance: individually evaluated for impairment	89	-	62	-
Ending balance	$60,234	$81,450	$40,563	$64,201

We place receivables on non-accrual status when events occur that indicate a receivable will not be collectable (such as a customer bankruptcy). We charge off uncollectable financing receivables when we stop pursuing collection.

The age of the recorded minimum lease payments and net credit exposure associated with our investment in direct financing and sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of December 31, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2019

High CQR	$695	$322	$252	$1,269	$390	$49,887	$51,546	$(4,890)	$(31,698)	$14,958
Average CQR	315	18	74	407	716	28,781	29,904	(2,111)	(13,472)	14,321
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$1,010	$340	$326	$1,676	$1,106	$78,668	$81,450	$(7,001)	$(45,170)	$29,279

March 31, 2019

High CQR	$325	$41	$10	$376	$543	$29,503	$30,422	$(2,799)	$(11,044)	$16,579
Average CQR	22	54	15	91	125	33,563	33,779	(2,508)	(20,848)	10,423
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$347	$95	$25	$467	$668	$63,066	$64,201	$(5,307)	$(31,892)	$27,002

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as of December 31, 2019 and March 31, 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

December 31, 2019

High CQR	$578	$49	$240	$867	$1,422	$42,648	$44,937	$(20,323)	$24,614
Average CQR	118	29	125	272	246	14,690	15,208	(6,307)	8,901
Low CQR	90	-	29	119	352	(382)	89	-	89
Total	$786	$78	$394	$1,258	$2,020	$56,956	$60,234	$(26,630)	$33,604

March 31, 2019

High CQR	$990	$40	$30	$1,060	$3,813	$28,113	$32,986	$(18,245)	$14,741
Average CQR	105	34	7	146	137	7,232	7,515	(1,507)	6,008
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,095	$74	$99	$1,268	$3,950	$35,345	$40,563	$(19,752)	$20,811

We estimate losses on our net credit exposure to be between 0% - 5% for customers with the highest CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

8.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2019	March 31, 2019
Other current assets:
Deposits & funds held in escrow	$2,438	$438
Prepaid assets	6,324	6,425
Other	47	636
Total other current assets	$8,809	$7,499

Property, equipment and other assets
Property and equipment, net	$7,078	$7,314
Deferred costs - non-current	11,338	8,856
Right-of-use assets	14,577	-
Other	1,007	1,158
Total other assets - long term	$34,000	$17,328

Other current liabilities:
Accrued expenses	$9,639	$7,813
Accrued income taxes payable	1,424	181
Contingent consideration - current	283	5,162
Short-term lease liability	5,231	-
Other	8,418	6,129
Total other current liabilities	$24,995	$19,285

Other liabilities:
Deferred revenue	$17,076	$13,789
Contingent consideration - long-term	-	3,780
Long-term lease liability	9,385	-
Other	2,127	108
Total other liabilities - long term	$28,588	$17,677

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

In September 2019, we reached a settlement in full for one of our contingent consideration arrangements in the amount of $9.6 million which was paid in October 2019. This settlement is the primary factor behind the decrease in short-term and long-term contingent consideration.

9.	NOTES PAYABLE AND CREDIT FACILITY

Non-recourse and recourse obligations consist of the following (in thousands):

	December 31, 2019	March 31, 2019
Recourse notes payable with interest rates at 2.55% as of December 31, 2019 and 4.00% as of March 31, 2019
Current	$2,239	$28

Non-recourse notes payable secured by certain financing receivables and investments in operating leases with interest rates ranging from 2.90% to 8.45% as of December 31, 2019 and 3.23% to 8.45% as of March 31, 2019.

Current	$59,015	$38,117
Long-term	7,120	10,502
Total non-recourse notes payable	$66,135	$48,619

Principal and interest payments on non-recourse notes payable are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.69% and 4.68%, as of December 31, 2019 and March 31, 2019, respectively. The weighted average interest rate for our recourse notes payable was 2.55% and 4.00% as of December 31, 2019 and March 31, 2019. Under recourse financing, if a customer defaults, the lender has recourse to the customer, the assets serving as collateral, and us. Under non-recourse financing, if a customer defaults, the lender generally only has recourse against the customer and the assets serving as collateral, but not us.

Our technology segment, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $144.5 million and $116.1 million as of December 31, 2019 and March 31, 2019, respectively. Under the accounts receivable component, we had no outstanding balances as of December 31, 2019 and March 31, 2019.

As of December 31, 2019, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month  LIBOR plus two and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components from $250 million to $325 million ending the earlier of 90 days following the election or October 31 of that same year. On July 31, 2019, we elected to temporarily increase the aggregate limit to $325 million.

The credit facility has full recourse to ePlus Technology, inc. and certain subsidiaries and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to, a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. and certain subsidiaries. We were in compliance with these covenants as of December 31, 2019. In addition, the facility restricts the ability of ePlus Technology, inc. and certain subsidiaries to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries be provided within 45 days at the end of each quarter and 90 days of each fiscal year end, and that other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days’ advance written notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing. In this regard, the covenants apply only to our subsidiary, ePlus Technology, inc. and certain subsidiaries. This credit facility is secured by the assets of only ePlus Technology, inc., and certain subsidiaries, and the guaranty as described below.

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

Fair Value

As of December 31, 2019, and March 31, 2019, the fair value of our long-term recourse and non-recourse notes payable approximated their carrying value.

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
During the three and nine months ended December 31, 2019, we recognized distributions totaling $0.8 million and $1.0 million, respectively, from various claims, which were recognized within other income in our consolidated statement of operations.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2019 and 2018, respectively (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net earnings attributable to common shareholders - basic and diluted	$19,550	$14,864	$55,836	$48,140

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,320	13,471	13,329	13,467
Effect of dilutive shares	58	73	81	125
Weighted average shares common outstanding — diluted	13,378	13,544	13,410	13,592

Earnings per common share - basic	$1.47	$1.10	$4.19	$3.57

Earnings per common share - diluted	$1.46	$1.10	$4.16	$3.54

12.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2019, we purchased 149,044 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2018, we purchased 156,087 shares of our outstanding common stock at a value of $12.0 million under the share repurchase plan; we also purchased 40,092 shares of common stock at a value of $3.9 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2019, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the nine months ended December 31, 2019, we granted 8,646 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2018, we granted 8,531 restricted shares under the 2017 Director LTIP, and 69,847 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2019	224,000	$67.70
Granted	93,778	$72.90
Vested	(123,250)	$62.07
Forfeited	(1,189)	$81.84
Nonvested December 31, 2019	193,339	$73.73

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the nine months ended December 31, 2019, the Company had withheld 41,817 shares of common stock at a value of $3.0 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2019 and 2018, we recognized $2.0 million and $1.9 million, respectively, of total share-based compensation expense. During the nine months ended December 31, 2019 and 2018, we recognized $6.0 million and $5.4 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $10.1 million as of December 31, 2019, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended December 31, 2019 and 2018, our estimated contribution expense for the plan was $0.8 million and $0.7 million, respectively. For the nine months ended December 31, 2019 and 2018, our estimated contribution expense for the plan was $2.2 million and $1.8 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of December 31, 2019 and 2018. We had no additions or reductions to our gross unrecognized tax benefits during the three and nine months ended December 31, 2019. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2019 and March 31, 2019 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2019
Assets:
Money market funds	$127	$127	$-	$-
Liabilities:
Contingent consideration	$283	$-	$-	$283

March 31, 2019
Assets:
Money market funds	$50	$50	$-	$-
Liabilities:
Contingent consideration	$8,942	$-	$-	$8,942

For the nine months ended December 31, 2019, we recorded adjustments to operating expenses that increased the fair value of our liability for contingent consideration by $1.5 million. There were no adjustments to operating expenses for the three months ended December 31, 2019. In September 2019, we reached a settlement in full of one of our contingent consideration arrangements in the amount of $9.6 million, which was paid in October 2019. Additionally, in September 2019, we paid $0.5 million to satisfy certain current obligations in another of these arrangements.

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

16. BUSINESS COMBINATIONS

ABS Technology

On August 23, 2019, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of ABS Technology, a Virginia Beach, Virginia- headquartered solutions provider with deep expertise in managed services, networking, collaboration, and security solutions. ABS Technology will enhance ePlus’ existing solutions portfolio and market position in Richmond and southern Virginia.

Our preliminary sum of consideration transferred is $15.3 million consisting of $13.8 million paid in cash at closing plus $1.7 million that is being paid primarily upon the collection of certain accounts receivable, of which $0.6 million was paid by December 31, 2019, and less $0.2 million that was repaid to us in December 2019 due to a working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
Acquisition Date Amount
Accounts receivable	$9,208
Other assets	743
Identified intangible assets	5,720
Accounts payable and other current liabilities	(6,715)
Performance obligation	(1,140)

Total identifiable net assets	7,816
Goodwill	7,461

Total purchase consideration	$15,277

As of our filing date the initial accounting for the business combination is incomplete in respect to our determination of accounts receivable and of the consideration transferred.

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

SLAIT Consulting, LLC

On January 18, 2019, our subsidiary, ePlus Technology, inc., acquired 100% of the stock of SLAIT, an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management and compliance; bespoke help desk and managed services solutions; and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

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

The identified intangible assets of $18.2 million consist of customer relationships with an estimated useful life of 10 years. The fair value of acquired receivables equals the gross contractual amounts receivable. We collected all acquired receivables.

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

The amounts above reflect a measurement period adjustment recorded in our quarter ended December 31, 2019 that increased the purchase consideration related to a working capital adjustment by $8 thousand, increased identifiable net assets by $59 thousand and decreased goodwill by $51 thousand.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	December 31, 2019			December 31, 2018
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$360,206	$18,363	$378,569	$299,490	$10,953	$310,443
Service	50,422	-	50,422	35,221	-	35,221
Net sales	$410,628	$18,363	$428,991	$334,711	$10,953	$345,664

Cost of Sales
Product	290,980	2,229	293,209	239,843	2,013	241,856
Service	32,086	-	32,086	20,895	-	20,895
Total cost of sales	323,066	2,229	325,295	260,738	2,013	262,751
Gross Profit	87,562	16,134	103,696	73,973	8,940	82,913

Selling, general, and administrative	67,759	5,331	73,090	56,607	3,121	59,728
Depreciation and amortization	3,619	28	3,647	2,714	5	2,719
Interest and financing costs	-	694	694	-	443	443
Operating expenses	71,378	6,053	77,431	59,321	3,569	62,890

Operating income	16,184	10,081	26,265	14,652	5,371	20,023

Other income			997			721

Earnings before tax			$27,262			$20,744

Net Sales
Contracts with customers	$404,918	$1,689	$406,607	$329,635	$813	$330,448
Financing and other	5,710	16,674	22,384	5,076	10,140	15,216
Net Sales	$410,628	$18,363	$428,991	$334,711	$10,953	$345,664

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,691	$1,449	$5,140	$2,910	$1,564	$4,474
Purchases of property, equipment and operating lease equipment	$786	$1,535	$2,321	$1,496	$545	$2,041

Selected Financial Data - Balance Sheet

Total assets	$733,174	$219,434	$952,608	$613,494	$184,695	$798,189

	Nine Months Ended
	December 31, 2019			December 31, 2018
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$1,032,620	$45,047	$1,077,667	$911,839	$30,896	$942,735
Service	144,261	-	144,261	104,504	-	104,504
Net sales	1,176,881	45,047	1,221,928	1,016,343	30,896	1,047,239

Cost of Sales
Product	825,509	6,626	832,135	730,311	5,491	735,802
Service	90,427	-	90,427	62,321	-	62,321
Cost of sales	915,936	6,626	922,562	792,632	5,491	798,123
Gross Profit	260,945	38,421	299,366	223,711	25,405	249,116

Selling, general, and administrative	197,615	11,785	209,400	166,199	8,200	174,399
Depreciation and amortization	10,555	112	10,667	8,243	7	8,250
Interest and financing costs	-	1,898	1,898	-	1,403	1,403
Operating expenses	208,170	13,795	221,965	174,442	9,610	184,052

Operating income	52,775	24,626	77,401	49,269	15,795	65,064

Other income			912			1,140

Earnings before tax			$78,313			$66,204

Net Sales
Contracts with customers	$1,163,184	$3,889	$1,167,073	$1,000,776	$2,469	$1,003,245
Financing and other	13,697	41,158	54,855	15,567	28,427	43,994
Net sales	$1,176,881	$45,047	$1,221,928	$1,016,343	$30,896	$1,047,239

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$10,974	$4,243	$15,217	$8,895	$4,446	$13,341
Purchases of property, equipment and operating lease equipment	$3,461	$3,748	$7,209	$4,472	$4,020	$8,492

Selected Financial Data - Balance Sheet

Total assets	$733,174	$219,434	$952,608	$613,494	$184,695	$798,189

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Customer end market:
Technology	$77,841	$61,549	$251,523	$219,783
Telecom, Media & Entertainment	84,707	58,377	218,217	144,657
Financial Services	56,395	54,411	149,241	147,048
SLED	55,908	43,846	198,964	173,442
Healthcare	60,275	48,121	176,202	145,652
All others	75,502	68,407	182,734	185,761
Net sales	410,628	334,711	1,176,881	1,016,343

Financing and other	(5,710)	(5,076)	(13,697)	(15,567)

Revenue from contracts with customers	$404,918	$329,635	$1,163,184	$1,000,776

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Vendor
Cisco Systems	$169,265	$131,949	$488,051	$423,249
NetApp	15,799	12,408	38,997	37,447
HP Inc. & HPE	15,853	22,042	57,952	59,020
Dell EMC	12,025	17,201	38,300	49,599
Arista Networks	12,862	13,668	60,578	44,139
Juniper Networks	27,419	18,681	58,843	40,341
All others	157,405	118,762	434,160	362,548
Net sales	410,628	334,711	1,176,881	1,016,343

Financing and other	(5,710)	(5,076)	(13,697)	(15,567)

Revenue from contracts with customers	$404,918	$329,635	$1,163,184	$1,000,776

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2019 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of cloud, security, networking, data center and collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended December 31, 2019, the percentage of revenue by customer end market within our technology segment includes technology industry 22%, state and local government and educational institutions (“SLED”) 17%, telecommunications, media and entertainment 17%, healthcare 15%, and financial services 14%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical presence in the United Kingdom (“UK”), India, and Singapore. Our technology segment accounts for 96% of our net sales, and 68% of our operating income, while our financing segment accounts for 4% of our net sales, and 32% of our operating income for the nine months ended December 31, 2019.

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

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2019	2018	2019	2018
Net sales	$428,991	$345,664	$1,221,928	$1,047,239

Gross profit	$103,696	$82,913	$299,366	$249,116
Gross margin	24.2%	24.0%	24.5%	23.8%
Operating income margin	6.1%	5.8%	6.3%	6.2%

Net earnings	$19,550	$14,864	$55,836	$48,140
Net earnings margin	4.6%	4.3%	4.6%	4.6%
Net earnings per common share - diluted	$1.46	$1.10	$4.16	$3.54

Non-GAAP: Net earnings (1)	$21,941	$17,501	$65,628	$55,712
Non-GAAP: Net earnings per common share - diluted (1)	$1.64	$1.29	$4.89	$4.10

Adjusted EBITDA (2)	$31,856	$25,554	$95,828	$80,804
Adjusted EBITDA margin	7.4%	7.4%	7.8%	7.7%

Purchases of property and equipment used internally	$786	$1,496	$3,461	$4,472
Purchases of equipment under operating leases	1,535	545	3,748	4,020
Total capital expenditures	$2,321	$2,041	$7,209	$8,492

Technology Segment
Net sales	$410,628	$334,711	$1,176,881	$1,016,343
Adjusted gross billings (3)	$586,308	$478,447	$1,713,755	$1,446,603

Gross profit	$87,562	$73,973	$260,945	$223,711
Gross margin	21.3%	22.1%	22.2%	22.0%

Operating income	$16,184	$14,652	$52,775	$49,269
Adjusted EBITDA (2)	$21,687	$20,074	$70,895	$64,699

Financing Segment
Net sales	$18,363	$10,953	$45,047	$30,896

Gross profit	$16,134	$8,940	$38,421	$25,405

Operating Income	$10,081	$5,371	$24,626	$15,795
Adjusted EBITDA (2)	$10,169	$5,480	$24,933	$16,105

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
GAAP: Earnings before tax	$27,262	$20,744	$78,313	$66,204
Share based compensation	1,944	1,857	6,021	5,418
Acquisition and integration expense	-	955	1,739	2,072
Acquisition related amortization expense	2,421	1,552	6,953	5,035
Other income	(997)	(721)	(912)	(1,140)
Non-GAAP: Earnings before provision for income taxes	30,630	24,387	92,114	77,589

GAAP: Provision for income taxes	7,712	5,880	22,477	18,064
Share based compensation	553	526	1,736	1,534
Acquisition and integration expense	-	270	506	586
Acquisition related amortization expense	668	414	1,938	1,343
Other income	(283)	(204)	(258)	(322)
Tax benefit on restricted stock	39	-	87	672
Non-GAAP: Provision for income taxes	8,689	6,886	26,486	21,877

Non-GAAP: Net earnings	$21,941	$17,501	$65,628	$55,712

GAAP: Net earnings per common share - diluted	$1.46	$1.10	$4.16	$3.54

Non-GAAP: Net earnings per common share - diluted	$1.64	$1.29	$4.89	$4.10

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
GAAP: Net earnings per common share - diluted	$1.46	$1.10	$4.16	$3.54

Share based compensation	0.10	0.10	0.32	0.30
Acquisition and integration expense	-	0.05	0.09	0.10
Acquisition related amortization expense	0.14	0.08	0.38	0.27
Other (income) expense	(0.05)	(0.04)	(0.05)	(0.07)
Tax benefit on restricted stock	(0.01)	-	(0.01)	(0.04)
Total non-GAAP adjustments - net of tax	0.18	0.19	0.73	0.56

Non-GAAP: Net earnings per common share - diluted	$1.64	$1.29	$4.89	$4.10

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2019	2018	2019	2018
Net earnings	$19,550	$14,864	$55,836	$48,140
Provision for income taxes	7,712	5,880	22,477	18,064
Share based compensation	1,944	1,857	6,021	5,418
Acquisition and integration expense	-	955	1,739	2,072
Depreciation and amortization	3,647	2,719	10,667	8,250
Other income	(997)	(721)	(912)	(1,140)
Adjusted EBITDA	$31,856	$25,554	$95,828	$80,804

Technology Segment
Operating income	$16,184	$14,652	$52,775	$49,269
Depreciation and amortization	3,619	2,714	10,555	8,243
Share based compensation	1,884	1,753	5,826	5,115
Acquisition and integration expense	-	955	1,739	2,072
Adjusted EBITDA	$21,687	$20,074	$70,895	$64,699

Financing Segment
Operating income	$10,081	$5,371	$24,626	$15,795
Depreciation and amortization	28	5	112	7
Share based compensation	60	104	195	303
Adjusted EBITDA	$10,169	$5,480	$24,933	$16,105

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Technology segment net sales	$410,628	$334,711	$1,176,881	$1,016,343
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	175,680	143,736	536,874	$430,260
Adjusted gross billings	$586,308	$478,447	$1,713,755	$1,446,603

Consolidated Results of Operations

During the three months ended December 31, 2019, net sales increased 24.1%, or $83.3 million, to $429.0 million, compared to $345.7 million for the same period in the prior fiscal year. Product sales for the three months ended December 31, 2019 increased 21.9%, or $68.1 million, to $378.6 million compared to $310.4 million in the prior year. Services sales during the three months ended December 31, 2019 increased 43.2%, or $15.2 million, to $50.4 million compared to prior year services sales of $35.2 million. The increase in net sales was organic growth and the acquisitions of SLAIT in January 2019 and ABS Technology in August 2019. There was an increase in demand for products across all customer end markets during the three months ended December 31, 2019 compared to the prior year. The greatest increases in demand were from our customers in the telecom, media and entertainment, technology, SLED, and healthcare industries.

For the nine months ended December 31, 2019, net sales increased 16.7%, or $174.7 million, to $1.222 billion, compared to $1.047 billion in the same period in the prior fiscal year. Product sales for the nine months ended December 31, 2019 increased 14.3%, or $134.9 million, to $1.078 billion compared to $0.943 billion in the prior year. Services sales during the nine months ended December 31, 2019 increased 38.0%, or $39.8 million, to $144.3 million compared to prior year services sales of $104.5 million. The increase in net sales was due to organic growth and the acquisitions of SLAIT in January 2019 and ABS Technology in August 2019. The greatest increase in demand for products was from our customers in the telecom, media and entertainment, healthcare, technology, and SLED customers, and a slight reduction in demand from all other categories of customers, during the nine months ended December 31, 2019 compared to the prior year.

Adjusted gross billings increased 22.5%, or $107.9 million, to $586.3 million for the three months ended December 31, 2019 from $478.4 million for the same period in the prior fiscal year. For the nine months ended December 31, 2019, adjusted gross billings increased 18.5%, or $267.2 million, to $1.714 billion, from $1.447 billion for the same period in the prior fiscal year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales and the acquisitions of SLAIT and ABS Technology.

Consolidated gross profit increased 25.1%, or $20.8 million to $103.7 million, compared with $82.9 million for the three months ended December 31, 2018. Consolidated gross margins were 24.2% for the three months ended December 31, 2019, which is an increase of 20 basis points compared to 24.0% for the same period in the prior fiscal year. The gross margin improvement was due to higher service revenues, and higher financing revenues and gross profit. For the nine months ended December 31, 2019, consolidated gross profit rose 20.2%, or $50.3 million, to $299.4 million, compared with $249.1 million for the same period in the prior fiscal year. Consolidated gross margins were 24.5% for the nine months ended December 31, 2019, an increase of 70 basis points compared to 23.8% for the same period in the prior fiscal year. The increase in margins for the nine-month period was primarily due to an increase in Financing segment gross profit and an increase in service revenues and gross profit.

Our operating expenses for the three months ended December 31, 2019 increased 23.1%, or $14.5 million, to $77.4 million, as compared to $62.9 million for the prior year period. The majority of this increase for the three months ended December 31, 2019 is due to the increase in selling, general, and administrative expense of 22.4% or $13.4 million, due in part to increases in variable compensation, as well as the operating expenses associated with the acquisitions of SLAIT and ABS Technology. As of December 31, 2019, we had 1,602 employees an increase of 337, or 26.6%, from 1,265 last year. This increase includes 223 employees as of December 31, 2019 from our acquisition of SLAIT, including the employees performing our staffing services and 78 employees as of December 31, 2019 from our recent acquisition of ABS Technology; the remaining increase in employment levels was due to internal growth.

For the nine months ended December 31, 2019, operating expenses increased 20.6%, or $37.9 million, to $222.0 million, as compared to $184.1 million in the prior year period. The majority of this increase for the nine months ended December 31, 2019, is due to the increase in selling, general, and administrative expense of 20.1%, or $35.0 million, due in part to increases in variable compensation, software license and maintenance, and the operating expenses associated with the acquisitions of SLAIT and ABS. Depreciation and amortization expense increased $0.9 million and $2.4 million for the three and nine months ended December 31, 2019, respectively, due to the SLAIT and ABS Technology acquisitions. Interest and financing costs increased $0.3 million and $0.5 million, for the three and nine months ended December 31, 2019, respectively due to an increase in the average balance of non-recourse notes payable outstanding during the nine months ended December 31, 2019, as compared to the prior year.

As a result, operating income for the three months ended December 31, 2019 increased 31.2%, or $6.2 million, to $26.3 million as compared to $20.0 million for the same period in the prior fiscal year. For the nine months ended December 31, 2019, operating income increased 19.0%, or $12.3 million, to $77.4 million, as compared to $65.1 million for the same period in the prior fiscal year.

Our effective tax rate was 28.3% for both the three months ended December 31, 2019 and 2018. Consolidated net earnings for the three months ended December 31, 2019, were $19.6 million, an increase of 31.5%, or $4.7 million, over the prior fiscal year’s results, due to the increase in revenues and gross profit, which was partially offset by increased operating expenses. Our effective tax rate for the nine months ended December 31, 2019 was 28.7%, compared to 27.3%, for the same period in the prior fiscal year, during which time the consolidated net earnings were $55.8 million, an increase of 16.0%, or $7.7 million, compared to the prior fiscal year’s results, due to the increase in revenues and gross profit, which was partially offset by increased operating expenses and acquisition related expenses. The increase in our effective income tax rate for the nine months ended December 31, 2019 is due to a decrease in the tax benefit from the vesting of restricted stock.

Adjusted EBITDA increased $6.3 million, or 24.7%, to $31.9 million and adjusted EBITDA margin was 7.4% for both the three months ended December 31, 2019 and 2018. For the nine months ended December 31, 2019, adjusted EBITDA increased $15.0 million, or 18.6%, to $95.8 million and the adjusted EBITDA margin increased 10 basis points to 7.8% as compared to the prior fiscal year period of 7.7% for the nine months ended December 31, 2019, compared to the prior fiscal year.

Diluted earnings per share increased 32.7%, or $0.36, to $1.46 per share for the three months ended December 31, 2019, as compared to $1.10 per share for the same period in the prior year. Non-GAAP diluted earnings per share increased 27.1%, or $0.35, to $1.64 for the three months ended December 31, 2019 as compared to $1.29 per share for the same period in the prior year. For the nine months ended December 31, 2019, diluted earnings per share increased 17.5%, or $0.62, to $4.16 per share, as compared to $3.54 per share compared to the prior year period. Non-GAAP diluted earnings per share increased 19.3%, or $0.79, to $4.89 for the nine months ended December 31, 2019, as compared to $4.10 for the nine months ended December 31, 2018.

Cash and cash equivalents decreased $20.3 million or 25.4% to $59.6 million at December 31, 2019, as compared to $79.8 million as of March 31, 2019. The decrease is primarily the result of share repurchases, investments in our financing portfolio, acquisition of ABS Technology, and working capital required for the growth in our technology segment, which was partially offset by cash flows from operations. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment sells IT equipment and software and related services primarily to corporate customers globally, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides Internet-based business-to-business supply chain management solutions for IT products.

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

Financing revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases;
•	Transactional gains: Net gains or losses on the sale of financial assets; and
•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and sales of off-lease (used) equipment.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2019, compared to the three and nine months ended December 31, 2018

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales
Product	$360,206	$299,490	$1,032,620	$911,839
Services	50,422	35,221	144,261	104,504
Total	410,628	334,711	1,176,881	1,016,343

Cost of sales
Product	290,980	239,843	825,509	730,311
Services	32,086	20,895	90,427	62,321
Total	323,066	260,738	915,936	792,632

Gross profit	87,562	73,973	260,945	223,711

Selling, general, and administrative	67,759	56,607	197,615	166,199
Depreciation and amortization	3,619	2,714	10,555	8,243
Operating expenses	71,378	59,321	208,170	174,442

Operating income	$16,184	$14,652	$52,775	$49,269

Adjusted gross billings	$586,308	$478,447	$1,713,755	$1,446,602
Adjusted EBITDA	$21,687	$20,074	$70,895	$64,699

Net sales: Net sales for the three months ended December 31, 2019, were $410.6 million compared to $334.7 million during the three months ended December 31, 2018, an increase of 22.7% or $75.9 million, due to increases in demand from all customer end markets, with the greatest increases from customers in the telecom, media and entertainment, technology, SLED, and healthcare industries. Product sales for the three months ended December 31, 2019 were $360.2 million, an increase of 20.3%, or $60.7 million due to higher demand from our customers. Service revenues increased 43.2%, or $15.2 million, to $50.4 million due to an increase in staffing and professional and managed services primarily from the SLAIT acquisition. For the nine months ended December 31, 2019, net sales increased 15.8%, or $160.5 million to $1.177 billion compared to $1.016 billion during the same period in the prior year. Product sales for the nine months ended December 31, 2019 increased 13.2%, or $120.8 million, to $1.033 billion due to higher demand primarily from our customers in the telecom, media and entertainment, technology, SLED, and healthcare industries. Services revenues increased 38.0%, or $39.8 million, to $144.3 million, due to an increase in staffing and professional and managed services primarily from the SLAIT acquisition.

Adjusted gross billings for the three months ended December 31, 2019 increased to $586.3 million, or 22.5%, from $478.4 million during the three months ended December 31, 2018. The increase in adjusted gross billings was due, in part, to the SLAIT and ABS Technology acquisitions as well as higher demand from our current customers. For the nine months ended December 31, 2019, adjusted gross billings increased by 18.5% to $1,714 billion compared to $1.447 billion during the same period in the prior year. As of December 31, 2019, we had open orders of $253.8 million and deferred revenue of $71.4 million. As of December 31, 2018, we had open orders of $152.7 million and deferred revenues of $51.6 million.

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

	Twelve Months Ended December 31,
	2019	2018	Change
Revenue by customer end market:
Technology	22%	22%	0%
SLED	17%	17%	0%
Financial Services	14%	15%	(1%)
Healthcare	15%	14%	1%
Telecom, Media & Entertainment	17%	14%	3%
All others	15%	18%	(3%)
Total	100%	100%

Cisco systems and HP companies, combined, produced the majority of our revenues by vendor, at 47% and 46% of revenues for the twelve-month period ended December 31, 2019 and 2018, respectively. None of the vendors included within the “other” category exceeded 5% of revenues. The percentage of net sales by vendor are summarized below:

	Twelve Months Ended December 31,
	2019	2018	Change
Revenue by vendor:
Cisco Systems	42%	41%	1%
NetApp	3%	3%	0%
HP Inc. & HPE	5%	5%	0%
Dell/EMC	3%	5%	(2%)
Juniper Networks	5%	4%	1%
Arista Networks	5%	4%	1%
All others	37%	38%	(1%)
Total	100%	100%

Cost of sales: The 23.9% increase in cost of sales was due to the increase in sales. Our gross margin was at 21.3% for the three months ended December 31, 2019 and 22.1% for the three months ended December 31,2018. The decrease in gross margin was due to a 70-basis point decline in product margin to 19.2%, and service margin declined to 36.4% for the three months ended December 31, 2019, as compared to 40.7% in the prior year period. For the nine months ended December 31, 2019, gross margin of 22.2% increased by 20 basis points compared to the prior year period; product margin also increased by 20 basis points to 20.1%, as compared to 19.9% in the prior year period. Gross margin was not affected by a reduction in service margin to 37.3% as compared to 40.4% in the prior year, due to an offsetting increase in service sales. Vendor incentives earned as a percentage of sales decreased 20 basis points for both the three and nine months ended December 31, 2019, respectively, as compared to same period in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses were $67.8 million for the three months ended December 31, 2019, an increase of $11.2 million, or 19.7% from $56.6 million in the prior year. Salaries and benefits increased $9.8 million, or 20.8% to $56.8 million, compared to $47.0 million during the prior year. The increase is due to both an increase in employment levels and higher variable compensation related to the increase in gross profit. Approximately 39.4% of the increase in salaries and benefits is due to variable compensation. Our technology segment had 1,567 employees as of December 31, 2019, an increase of 345, or 28.2%, from 1,222 at December 31, 2018. As of December 31, 2019, this increase included 78 employees as a result of our acquisition of ABS Technology, and 223 employees from our acquisition of SLAIT, including the employees performing our staffing services; the remaining increase in employment levels is due to internal growth.

For the nine months ended December 31, 2019, selling, general, and administrative expenses increased by $31.4 million, or 18.9%, to $197.6 million compared to $166.2 million the prior year. Salaries and benefits increased $26.0 million, or 19.0% to $162.9 million, compared to $137.0 million during the prior year due to increased employment levels. Approximately 38.4% of this increase is due to higher variable compensation related to the increase in gross profit.

General and administrative expenses, including acquisition related expenses increased $1.6 million, or 17.0%, to $11.2 million during the three months ended December 31, 2019, compared to $9.5 million the prior year. For the nine months ended December 31, 2019, general and administrative expenses increased $5.7 million, or 19.7%, to $34.7 million, compared to $29.0 million the prior year. The increase in general and administrative expenses was primarily due to the acquisition of SLAIT and ABS Technology, as well as other acquisition related expenses.

Depreciation and amortization: Depreciation and amortization increased $0.9 million, or 33.3%, to $3.6 million during the three months ended December 31, 2019 as compared to $2.7 million in the prior year, due to the acquisition of SLAIT in January 2019 and ABS Technology in August 2019, and increased $2.3 million, or 28.0%, to $10.6 million for the nine months ended December 31, 2019, compared to $8.2 million in the prior year period.

Segment operating income: As a result of the foregoing, operating income was $16.2 million, an increase of $1.5 million, or 10.5%, for the three months ended December 31, 2019 as compared to $14.7 million in the prior year period. For the nine months ended December 31, 2019, operating income was $52.8 million, compared to $49.3 million in the prior year, an increase of $3.5 million, or 7.1%. For the three months ended December 31, 2019, adjusted EBITDA was $21.7 million, an increase of $1.6 million, or 8.0%, compared to $20.1 million in the prior year period. Adjusted EBITDA was $70.9 million, an increase of $6.2 million, or 9.6%, for the nine months ended December 31, 2019, compared to $64.7 million in the prior year period.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net product sales	$18,363	$10,953	$45,047	$30,896
Cost of product sales	2,229	2,013	6,626	5,491

Gross profit	16,134	8,940	38,421	25,405

Selling, general, and administrative	5,331	3,121	11,785	8,200
Depreciation and amortization	28	5	112	7
Interest and financing costs	694	443	1,898	1,403
Operating expenses	6,053	3,569	13,795	9,610

Operating income	$10,081	$5,371	$24,626	$15,795

Adjusted EBITDA	$10,169	$5,480	$24,933	$16,105

Net sales: Net sales increased by $7.4 million, or 67.7%, to $18.4 million for the three months ended December 31, 2019, as compared to $11.0 million in the prior year due to higher transactional gains and portfolio earnings. During the three months ended December 31, 2019 and 2018, we recognized net gains on sales of financial assets of $9.5 million and $2.4 million, respectively, and the fair value of assets received from these sales were $246.0 million and $95.2 million, respectively. The increase in transactional gains was due to several large transactions that were completed during the quarter. For the nine months ended December 31, 2019, net sales increased to $45.0 million, an increase of $14.2 million, or 45.8%, as compared to prior year of $30.9 million, due to higher transactional gains, portfolio earnings, and post-contract earning. During the nine months ended December 31, 2019 and 2018, we recognized net gains on sales of financial assets of $17.0 million and $5.0 million, respectively, and the fair value of assets received from these sales were $414.6 million and $189.2 million, respectively. At December 31, 2019, we had $162.7 million in financing receivables and operating leases, compared to $162.1 million as of December 31, 2018, an increase of $0.7 million, or 0.4%.

Cost of sales: Cost of sales increased $0.2 million and $1.1 million for the three and nine months ended December 31, 2019, compared to the same periods in the prior year, respectively, which consists of depreciation expense from operating leases. Gross profit increased by 80.5% to $16.1 million, for the three months ended December 31, 2019, and increased by 51.2% to $38.4 million, for the nine months ended December 31, 2019 as compared to the prior year.

Selling, general and administrative: For the three and nine months ended December 31, 2019, selling, general, and administrative expenses increased by $2.2 million, or 70.8%, and increased $3.6 million, or 43.7%, respectively, which was due primarily to an increase variable compensation due to higher gross profit.

Interest and financing costs increased by 56.7% to $0.7 million for the three months ended December 31, 2019 and increased by 35.3% to $1.9 million for the nine months ended December 31, 2019, compared to the prior year, due to an increase in the average total notes payable outstanding over the same periods for the prior year. Total notes payable were $68.4 million as of December 31, 2019, an increase of $1.8 million, or 2.7%, as compared to $66.6 million as of December 31, 2018. Our weighted average interest rate for non-recourse notes payable was 3.69% and 4.54%, as of December 31, 2019 and 2018, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA both increased $4.7 million, or 87.7% and 85.6%, to $10.1 million and $10.2 million, for the three months ended December 31, 2019, as compared to the prior year period. For the nine months ended December 31, 2019, operating income and adjusted EBITDA both increased $8.8 million, respectively, or 55.9% and 54.8%, to $24.6 million and $24.9 million, respectively.

Consolidated

Other income: Other income for the three months ended December 31, 2019, was $1.0 million, compared to $0.7 million in the prior year. During the three months ended December 31, 2019, we recognized a distribution from a claim of $0.8 million. Other income for the nine months ended December 31, 2019, was $0.9 million, compared to and $1.1 million in the prior year.

Income taxes: Our provision for income tax expense was $7.7 million and $22.5 million for the three and nine months ended December 31, 2019, as compared to $5.9 million and $18.1 million for the same periods in the prior year. Our effective income tax rates for the three and nine months ended December 31, 2019 was 28.3% and 28.7%, compared to 28.3% and 27.3% for the three and nine months ended December 31, 2018. The increase in our effective income tax rate is due to a decrease in the tax benefit from the vesting of restricted stock.

Net earnings: The foregoing resulted in net earnings of $19.6 million for the three months ended December 31, 2019, an increase of 31.5%, as compared to $14.9 million during the three months ended December 31, 2018. For the nine months ended December 31, 2019, net earnings were $55.8 million, an increase of $7.7 million, or 16.0%, as compared to $48.1 million for the same period in the prior year.

Basic and fully diluted earnings per common share were $1.47 and $1.46 for the three months ended December 31, 2019, an increase of 33.6% and 32.7%, respectively, as compared to $1.10 for both the basic and fully diluted earnings per common share for the same period in the prior year. For the nine months ended December 31, 2019, basic and fully diluted earnings per common share were $4.19 and $4.16, an increase of 17.4% and 17.5%, as compared to $3.57 and $3.54 for the same period in the prior year, respectively.

Weighted average common shares outstanding used in the calculation of basic earnings per common share for both the three and nine months ended December 31, 2019 was 13.3 million. Weighted average common shares outstanding used in the calculation of diluted earnings per common share for both the three and nine months ended December 31, 2019 was 13.4 million.

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

ePlus Technology, inc. and certain subsidiaries, which are part of our technology segment, finance their operations with funds generated from operations, and with a credit facility with WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

As of December 31, 2019, the facility had an aggregate limit of $250 million for the two components, and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two- and one-half percent. We have an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $325 million ending the earlier of 90 days following the election or October 31 of that same year.

After a customer places a purchase order with us and we have completed our credit review, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no outstanding balance at December 31, 2019 or December 31, 2018, while the maximum credit limit was $50 million for both periods. The borrowings and repayments under the floor plan component are reflected as “net borrowings (repayments) on floor plan facility” in the cash flows from the financing activities section of our consolidated statements of cash flows.

Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically transferred to our operating account on a daily basis. On the due dates of the floor plan component, we make cash payments to WFCDF. These payments from the accounts receivable component to the floor plan component and repayments from our cash are reflected as “net borrowings on floor plan facility” in the cash flows from the financing activities section of our consolidated statements of cash flows. We engage in this payment structure to minimize our interest expense and bank fees in connection with financing the operations of our technology segment.

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next 12 calendar months.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash provided by (used) in operating activities	$(74,728)	$2,172
Net cash used in investing activities	(20,044)	(48,009)
Net cash provided by financing activities	74,648	11,801
Effect of exchange rate changes on cash	(137)	172

Net Decrease in Cash and Cash Equivalents	$(20,261)	$(33,864)

Cash flows from operating activities. We used $74.7 million from operating activities during the nine months ended December 31, 2019, compared to $2.2 million provided by operating activities during the nine months ended December 31, 2018. See below for a breakdown of operating cash flows by segment (in thousands):

	Nine Months Ended December 31,
	2019	2018
Technology segment	$(18,146)	$4,033
Financing segment	(56,582)	(1,861)
Net cash used in operating activities	$(74,728)	$2,172

Technology Segment: In the nine months ended December 31, 2019, operating cash flows used by our technology segment was $18.1 million as cash generated from earnings were exceeded by changes in working capital. In addition, cash provided by the accounts payable – floor plan facility was $28.4 million. Accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

In the nine months ended December 31, 2018, our technology segment provided $4.0 million from operating activities due to cash generated from earning exceeding changes in working capital. Partially offsetting the cash used in operations were changes in the accounts payable - floor plan balance of $12.5 million.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2019	2018

(DSO) Days sales outstanding (1)	57	54
(DIO) Days inventory outstanding (2)	10	11
(DPO) Days payable outstanding (3)	(41)	(39)
Cash conversion cycle	26	26

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

Our cash conversion cycle was 26 days for both December 31, 2019, and 2018. An increase in DSO from 54 days to 57 day in December 2019 was offset by a reduction of 1 day in DIO and 2 days in DPO. Our December 31, 2019 DSO and DPO was impacted by a substantial increase in the quarterly sales of 24.1% and cost of sales of 23.8%, respectively; resulting in an increase in accounts receivable and accounts payable levels as of December 31, 2019.

Financing Segment: In the nine months ended December 31, 2019, our financing segment used $56.6 million from operating activities, primarily due to the issuance of new financing receivables. In the nine months ended December 31, 2018, our financing segment used $1.9 million from operating activities, primarily due to changes in working capital. When we adopted ASC 842, we elected the transition option to not restate comparative periods. In the comparative period, changes in financing receivables not sourced through us are reflected in cash flows from investing activities. With the adoption of ASC 842, for periods beginning after April 1, 2019, we recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the nine months ended December 31, 2019, we used $20.0 million from investing activities, consisting of $14.2 million for acquisitions and $7.2 million for purchases of property, equipment and operating lease equipment, and offset by $1.4 million of proceeds from the sale of property, equipment, and operating lease equipment.

In the nine months ended December 31, 2018, we used $48.0 million from investing activities, including $8.5 million for purchases of property, equipment and operating lease equipment. We elected not to update our cash flows using the transition option available when we adopted ASC 842 in this period. Therefore, cash used in investing activities also included net cash outflows related to financing receivables of $55.2 million, consisting of the issuance of financing receivables of $140.3 million, purchases of assets to be leased or financed of $13.9 million, and was partially offset by cash proceeds from the repayment of financing receivables of $55.2 million, and the sale of financing receivables of $57.0 million.

Cash flows from financing activities. In the nine months ended December 31, 2019, cash provided by financing activities was $74.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $65.7 million, net borrowings on floor plan facility of $28.4 million, and offset by $13.7 million in repurchase of common stock and $5.8 million in repayments of financing of acquisitions.

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

In addition, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased and/or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

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

The financing necessary to support our leasing and financing activities has been provided by our cash and non-recourse borrowings. We monitor our exposure closely. We are able to obtain financing through our traditional lending sources using primarily non-recourse borrowings from third-party banks and finance companies. Non-recourse financings are loans whose repayment is the responsibility of a specific customer, although we may make representations and warranties to the lender regarding the specific contract or have ongoing loan servicing obligations. Under a non-recourse loan, we borrow from a lender an amount based on the present value of the contractually committed payments at a fixed rate of interest, and the lender secures a lien on the financed assets. When the lender is fully repaid, the lien is released, and all further proceeds are ours. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk, and the lender’s only recourse, upon default, is against the customer and the specific equipment.

At December 31, 2019, our non-recourse notes payable increased 36.0% to $66.1 million, as compared to $48.6 million at March 31, 2019. Recourse notes payable as of December 31, 2019 were $2.2 million, compared to $28 thousand as of March 31, 2019. In total notes payable increased $40.6%, or $19.7 million to $68.4 million as of December 31, 2019, as compared to March 31, 2019.

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

Credit Facility — Technology

Our subsidiary, ePlus Technology, inc., and certain of its subsidiaries. have a financing facility from WFCDF to finance its working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component. This facility has full recourse to ePlus Technology, inc. and certain subsidiaries. and is secured by a blanket lien against all its assets, such as chattel paper, receivables and inventory. As of December 31, 2019, the facility had an aggregate limit of the two components of $250 million with an accounts receivable sub-limit of $50 million.

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

Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and ePlus Technology, inc.’s minimum earnings before interest, taxes, depreciation and amortization. We were in compliance with these covenants as of December 31, 2019. Interest on the facility is assessed at a rate of the One Month LIBOR plus two- and one-half percent if the payments are not made on the three specified dates each month. The facility also requires that financial statements of ePlus Technology, inc. and certain subsidiaries. be provided within 45 days of the end of each quarter and 90 days of each fiscal year end and other operational reports be provided on a regular basis. Either party may terminate the credit facility with 90 days advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2019	Balance as of December 31, 2019	Maximum Credit Limit at March 31, 2019	Balance as of March 31, 2019
$250,000	$144,483	$250,000	$116,083

Accounts Receivable Component

ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. On the due date of the invoices financed by the floor plan component, the invoices are paid by the accounts receivable component of the credit facility. The balance of the accounts receivable component is then reduced by payments from our available cash. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. There was no balance outstanding for the accounts receivable component at December 31, 2019, or March 31, 2019, while the maximum credit limit was $50 million for both periods.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of December 31, 2019, we were not involved in any unconsolidated special purpose entity transactions.

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

A substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, which were aligned with the customer financing rate creating an interest rate spread that is our profit. Should we not fund these transactions with debt at inception and interest rates rise above our interest rate with our customer, we may not be able to fund the transaction without reduced profit or a loss, thus inhibiting our ability to generate proceeds from the transaction. We utilize our lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. These instruments, which are generally denominated in US dollars, were entered into for other than trading purposes and, with the exception of amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of December 31, 2019, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2019.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	$-	-	385,419	(2)
May 1, 2019 through May 27, 2019	2,301	$83.38	1,300	0	(3)
May 28, 2019 through May 31, 2019	68,207	$72.32	68,207	431,793	(4)
June 1, 2019 through June 30, 2019	117,093	$71.15	79,283	352,510	(5)
July 1, 2019 through July 31, 2019	3,260	$72.87	254	352,256	(6)
August 1, 2019 through August 31, 2019	-	$-	-	352,256	(7)
September 1, 2019 through September 30, 2019	-	$-	-	352,256	(8)
October 1, 2019 through October 31, 2019	-	$-	-	352,256	(9)
November 1, 2019 through November 30, 2019	-	$-	-	352,256	(10)
December 1, 2019 through December 31, 2019	-	$-	-	352,256	(11)

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

(9)
The share purchase authorization in place for the month ended October 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2019, the remaining authorized shares to be purchased were 352,256.

(10)
The share purchase authorization in place for the month ended November 30, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2019, the remaining authorized shares to be purchased were 352,256.

(11)
The share purchase authorization in place for the month ended December 31, 2019 had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2019, the remaining authorized shares to be purchased were 352,256.

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

3.2	Amended and Restated Bylaws of ePlus inc., as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018)

10.1	Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective September 6, 2017, by and between ePlus inc. and Elaine D. Marron.

10.2	Amendment No. 2, effective November 14, 2019, to Amended and Restated Employment Agreement, effective September 6, 2017, by and between ePlus inc. and Mark P. Marron.

10.3	Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S Raiguel.

10.4
Amendment No. 8, dated November 12, 2019, to Amended and Restated Business Financing Agreement and Amended and Restated Wholesale Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.

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

ePlus inc.

Date: February 5, 2020	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 5, 2020	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)