Form 10-K
period 2020-03-31
EPLUS INC
filed 2020-05-22
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2019, was $1,003,434,364. The outstanding number of shares of common stock of ePlus as of May 19, 2020, was 13,499,603.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
the duration and impact of the novel cornovirus pandemic (“COVID-19”), which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures to try to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

●
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and downward pressure on prices;

●	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
●	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
●	loss of our credit facility or credit lines with our vendors may restrict our current and future operations;
●	uncertainty regarding the phase out of LIBOR may negatively affect our operating results;
●	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
●
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or floor planning facility, obtain debt for our financing transactions, or the effect of those changes on our common stock price;

●	reliance on third parties to perform some of our service obligations to our customers;
●
changes in the Information Technology (“IT”) industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), and software as a service (“SaaS”);

●	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
●	future growth rates in our core businesses;
●	reduction of vendor incentives provided to us;
●	rising interest rates or the loss of key lenders or the constricting of credit markets;
●	the possibility of goodwill impairment charges in the future;
●	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
●	adapting to meet changes in markets and competitive developments;
●	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
●	our ability to secure our own and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
●	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
●	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
●	performing professional and managed services competently;
●	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;

●	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
●	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
●	domestic and international economic regulations uncertainty (e.g., tariffs, and trade agreements);
●
our contracts may not be adequate to protect us, and we are subject to audit in which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

●	failure to comply with public sector contracts, or applicable laws or regulations;
●	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
●	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace;
●	disruptions or a security breach in our or our vendors’ IT systems and data and audio communication networks;
●	our ability to realize our investment in leased equipment;
●	our ability to successfully perform due diligence and integrate acquired businesses;
●
significant changes in accounting standards including changes to the financial reporting of leases, which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies or inaccurate costs and completion dates for our services, which could affect our estimates; and

●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, license required technology.

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

Industry and Market Data

This Form 10-K includes industry data that we obtained from periodic industry publications, which represent data, research opinion, or viewpoints published as part of syndicated subscription services. We have not independently verified the data from the industry publications.

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

Technology

●	ePlus Technology, inc.;
●	ePlus Software, LLC;
●	ePlus Technology Netherlands B.V.;
●	ePlus Technology Services, inc.;
●	ePlus Cloud Services, inc.;
●	SLAIT Consulting, LLC;
●	IGXGlobal UK Limited;
●	CloudUno Consulting India Private Limited;
●	Cloud Uno Pte. Ltd.; and
●	ePlus EMEA, inc. Ltd.

Financing

●	ePlus Group, inc.;
●	ePlus Government, inc.;
●	ePlus Canada Company;
●	ePlus Capital, inc.;
●	ePlus Financing Netherlands B.V.;
●	ePlus Iceland, inc.; and
●	IGX Capital UK, Ltd.

We began using the name ePlus inc. in 1999 after changing our name from MLC Holdings, Inc. ePlus Technology, inc. is the primary entity that conducts our technology sales and services business.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional and managed services, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for nearly 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of world class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay on the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a unique customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2020, the percentage of revenue by customer end market within our technology segment includes 21% for the technology industry, 19% for the telecommunications, media and entertainment industry, 16% for state and local government, and educational institutions, 15% for healthcare, and 13% for financial services. Sales to Verizon represented 15% of our net sales for the year ended March 31, 2020. Sales to no one customer exceeded 10% of net sales for the year ended March 31, 2019. Sales to Apple Inc. represented 12% of our net sales for the year ended March 31, 2018. Most of our sales were generated within the United States (“US”); however, we support our customers nationally and internationally including physical locations in the United Kingdom (“UK”), India, and Singapore, which were established by acquisitions in December 2015 and May 2017, respectively. Our technology segment accounted for 96% of our net sales, and 65% of our operating income, while our financing segment accounted for 4% of our net sales, and 35% of our operating income for the year ended March 31, 2020.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We have identified and focused on several specific trends that we believe will create higher growth in the broader US IT market:

●
Multi-Cloud Strategy. Over the past several years, public, private and hybrid cloud architectures and cloud-enabled frameworks have become a core foundation of modern IT. Our strategy is to assist our customers in aligning cloud strategy with business objective, creating an enterprise cloud foundation, enabling multi-cloud capabilities, accelerating cloud migrations, and optimizing cloud deployments along with their associated costs. This strategy leverages our strength in deploying private clouds, extending them to public cloud and incorporating the necessary elements of networking and security. By understanding our customers’ environment, applications, and business requirements, we deploy solutions that leverage the most appropriate technology on the most appropriate platform with the most appropriate consumption model. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring, and analytics. Our cloud strategy is tightly aligned with all our key strategic initiatives, including data center, security, networking, collaboration, and emerging technology.

●
Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, numerous, and invasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets from a constant stream of advanced threats. Cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. Additional drivers include data privacy concerns of both user data and machine data as companies continue to pursue digital transformation efforts.  For most organizations, it is no longer a matter of if a cyber-attack will occur; the question is when and what impact it will have on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, data protection, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks while ensuring a data-centric security model. Security products and services were 19.3%, 19.5% and 18.6%, respectively, of our total adjusted gross billings the years ended March 31, 2020, 2019, and 2018.

●
Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact organizations’ IT platforms, has made it difficult for customers to effectively design, procure, implement, and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient, and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement complex IT offerings, including managed services, software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.

●
Customer IT decision-making is shifting from IT departments to line-of- business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. In addition, many of the services create recurring revenue streams payable over time, rather than upfront revenue.

●
Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time the prevalence of security threats, increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks, the proliferation of mobile devices and bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

●
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

●
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

The leasing and financing markets are also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors’ captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers. Our competitors also may have access to more capital to fund more originations than us.

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

OUR SOLUTIONS

Technology Segment

●
IT Sales: Our offerings consist of hardware, perpetual and subscription software, maintenance, software assurance, and internally provided and outsourced services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, network, security, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, which authorizes us to market their products and enables us to provide advanced professional services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

●
Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. Our solutions and services include the following:

●	ePlus managed services offer a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration;

●
Professional services focus on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, and virtual desktop infrastructure, supported by security and managed services solutions;

●	Security solutions help safeguard our customers’ business and information assets through the appropriate application of governance, technology and supporting services:

●
Governance, Risk, and Compliance (GRC) services help ensure customers are meeting governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls - thereby allowing customers to effectively identify, assess, and mitigate risk.

●
Managed Security Services help customers strengthen their information security profile with industry-leading tools, technology and expertise - often at a fraction of the cost of in-house security resources. Services include Security Operations Center (SOC), Managed Detection and Response (MDR), and Incident Response (IR).

●
ePlus Cloud Consulting Services (ECCS) is a suite of white-glove cloud services providing data protection via Cloud Managed Backup and Cloud Disaster Recovery, as well as hosting mission-critical workloads via Cloud Hosted Infrastructure.

●
Staff augmentation services provide customers with flexible headcount options while allowing them to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO), used to complement existing personnel and build three-to-five-year IT roadmaps.

●	Service Desk provides outsourced functions including but not limited to server and desktop support to respond to our customers’ business demands while minimizing overhead.

●	Project management services enhance productivity and collaboration management and enable successful implementations and adoption of solutions for our customers.

Financing Segment

●
Leasing and Financing: We specialize in financing arrangements, including sales-type and operating leases; loans, and consumption-based financing arrangements; and underwriting and management of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management, and asset management.

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

We offer enhanced financing solutions, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

●	Front-end processing, such as eProcurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;
●	Lifecycle and asset ownership services, including asset management, change management, and property tax filing; and
●	End-of-life services such as equipment audit, removal, and disposal.

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Long-term Growth Opportunities Driven by Increasing IT Complexity

We participate in the IT market focusing on the data center, network, cloud, security, virtualization, and mobility segments of the industry, facilitated by our professional and managed service solutions. We believe we are well-positioned in the IT solutions segment.

The IT market in which we compete has been and likely will continue to be negatively impacted by COVID-19. Industry analysts’ growth estimates calendar year 2020 prior to COVID-19 have been retracted. COVID-19 is impacting demand globally and some of our customer end markets may be impacted more significantly than others. We are uncertain as to the extent and duration of the impact on the IT market.

Our products and services target large enterprises, the approximately 30,0001 middle market companies with revenues from $100 million to $1 billion, the over 90,0002 state and local governmental organizations, larger school districts, and the over 4,3003 higher educational institutions in the US, and those same markets in the UK. We believe IT organizations within these companies and organizations are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third parties who can provide complex, multi-vendor technology solutions, such as our company.

Broad and Diverse Customer Base across a Wide Range of End Markets

We have a broad and diverse customer base of over 3,500 customers across a wide range of end-markets, including education, financial services, healthcare, media and entertainment, state and local government, technology, and telecommunications.

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

Deep Expertise in Advanced Technology to Address Cloud, Security, Digital Infrastructure and other Emerging IT Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors and possess over 1,700 certifications that are leveraged to help our customers achieve positive business outcomes.

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

1 NAICS Association, Count by Annual Sales – Updated March 2020, https://www.naics.com/business-lists/counts-by-company-size/
2 GovTech Navigator, 2019 US State and Local Governments by the Numbers, https://www.govtech.com/navigator/numbers/us-state---2019local-gov-by-the-numbers_121.html
3 U.S. News, A Guide to the Changing Number of U.S. Universities, https://www.usnews.com/education/best-colleges/articles/2019-02-15/how-many-universities-are-in-the-us-and-why-that-number-is-changing

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated 28 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint, with recent acquisitions including:

●
Innovative Technology Systems & Solutions, Inc. (“ABS Technology”) acquired in August 2019 is a Virginia Beach, Virginia- headquartered solutions provider with deep expertise in managed services, networking, collaboration, and security solutions. ABS Technology enhances ePlus’ existing solutions portfolio and market position in Richmond and southern Virginia.

●
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

●
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

●
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

●
Consolidated Communications IT services and integration business (“Consolidated IT Services”), acquired in December 2016, provides data center, unified communications, networking, and security solutions, as well as expanded our sales presence in the upper Midwest.

●
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

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings, however, due to the uncertain impact from the COVID-19 pandemic we may have additional criteria to evaluate each acquisition.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 6.7% on net sales and 9.9% for consolidated gross profit, respectively, from April 1, 2014 to March 31, 2020.

Through our organic expansion and acquisitions, we have increased our employee base by 69.1% from April 1, 2014 to March 31, 2020. The increase in our employee base has largely been in customer facing roles, which increased by 92.0% over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for Comprehensive IT and Lifecycle Solutions, Including Consulting, Managed and Professional Services, and Financing

We seek to become the primary provider of IT solutions for each of our customers, whether on-premise, cloud, or managed services-based. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies and vendors are factors that will lead to a growing demand from existing customers. We have a large number of experienced pre-sales engineers engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities with access to many, category-focused subject-matter experts, which allow them to sell in a consultative business outcome-based manner that increases the likelihood of cross-selling our solutions. Our account executives are supported by experienced and professional inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

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

Our managed services portfolio expanded this year to include Managed SDWAN, Service Desk, Carrier Expense Management, Cloud Cost Optimization, Vulnerability Management as a Service (VMaas), Nutanix and Aruba monitoring and management.  We have further increased our breadth and depth of engineering expertise through the integration of SLAIT and ABS Technology, supplementing our Cisco service offerings, expanding our Netapp SSC/EMS portfolio, and security solutions releases. We have also enhanced our Managed Services and consolidated all ePlus annuity-based service solutions into a single service management platform to enhance customer experience. Likewise, we have increased automation of Service Level Target reporting to ensure remediation and response are top-of-mind.

Build Our Geographic Footprint

We intend to increase our direct sales and go-to-market capabilities in each of our geographic areas. We actively seek to acquire new account relationships through face-to-face field sales, electronic commerce, leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, and improve our technology and professional services delivery capabilities. During the last fiscal year, we continued to expand our sales and delivery capabilities across multiple international markets as we see more demand for solutions within this market.

Recruit, Retain, and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to hire experienced sales people and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and enhance our technical and skill base through strategic acquisitions.

Improve Operational Efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations and engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We incur software development costs associated with maintaining, enhancing, or upgrading our proprietary software, which may be performed by internal IT development resources or by an offshore software-development company that we use to supplement our internal development team or various US-based consultants.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We seek to acquire new account relationships through face-to-face field sales, leveraging our partnerships with manufacturers and targeted direct marketing to increase awareness of our solutions.. We target middle market and large commercial entities and state and local governments, and educational institution. We currently have over 3,500 customers. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2020, our sales force consisted of 605 sales, marketing and sales support personnel organized regionally in 38 offices or warehouses and customer locations throughout the US, UK, India, and Singapore.

INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. We own certain software programs or have entered into software licensing agreements to provide services to our customers. We rely on a combination of copyrights, trademarks, service marks, trade secret protection, confidentiality and nondisclosure agreements, and licensing arrangements to establish and protect our intellectual property rights. We seek to protect our documentation and other written materials and confidential corporate information under trade secret and copyright laws, which afford only limited protection.

For example, we currently have patents in the US and Canada. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

Our trademarks include e+®, ePlus®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, Where Technology Means More® and GRIT: Girls Re-Imagining Tomorrow ® in the US, and IGXGlobal® in Great Britain and the European Union (“EU”). We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. In addition to our trademarks, we have service marks and over 20 registered copyrights and additional common-law trademarks and copyrights.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Ingram Micro, Arrow Enterprises, Tech Data, and Synnex Corporation are our largest distributors. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2020, our four largest distributors accounted for over 30% of our purchases related to our technology segment net sales.

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

As a result of COVID-19, we have tightened our credit lines with many of our customers, particularly in the customer end markets under significant duress such as retail. Some customers have requested extended terms which we are assessing on a case by case basis. In our financing segment, we reduced our exposure by transferring certain transactions on a non-recourse basis.

Credit Risk Loss Experience: During the fiscal year ended March 31, 2020, we increased our reserves for credit losses by $1,004 thousand and incurred actual credit losses of $429 thousand. During the fiscal year ended March 31, 2019, we increased our reserves for credit losses by $335 thousand and incurred actual credit losses of $385 thousand.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2020, we recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $277.6 million and deferred revenue of $72.2 million. As of March 31, 2019, we had open orders of $161.4 million and deferred revenues of $61.0 million. We expect that most of open orders as of March 31, 2020, will be recognized within ninety days of that date. We also expect that 77% of the deferred revenues as of March 31, 2020, will be recognized within the next twelve months.

EMPLOYEES

As of March 31, 2020, we employed 1,579 employees who operated through 38 offices or warehouses, home offices, and customer sites. No employees are represented by a labor union, and we believe that we have good relations with our employees. The functional areas of our employees are as follows:

	March 31,
	2020	2019	Change
Sales and Marketing	605	547	58
Professional Services	666	670	(4)
Administration	212	230	(18)
Software Development and Internal IT	89	83	6
Management	7	7	-
	1,579	1,537	42

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2020. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Mark P. Marron	58	Chief Executive Officer, President, and Director

Elaine D. Marion	52	Chief Financial Officer

Darren Raiguel	49	Chief Operating Officer and ePlus Technology, inc. President

The business experience of each executive officer of ePlus is described below:

Mark Marron – Chief Executive Officer, President and Director

Mark P. Marron became the Chief Executive Officer and President of ePlus inc. on August 1, 2016. He began his career at ePlus in 2005 as Senior Vice President of Sales and became Chief Operating Officer in 2010. A 30-year plus industry veteran, he was formerly with NetIQ where he held the position of Senior Vice President of Worldwide Sales and Services. Prior to joining NetIQ, Mr. Marron served as General Manager of Worldwide Channel Sales for Computer Associates International Inc., a provider of software and services that enables organizations to manage their IT environments. Mr. Marron has extensive experience throughout North America, Europe, the Middle East, and Africa and holds a Bachelor of Science degree in Computer Science from Montclair State University.

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

Actual or anticipated epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the impact of the disease caused by the novel coronavirus, COVID-19, which was recently declared a pandemic by the World Health Organization, or the actual or public perception of the risks related to any epidemic, pandemic, outbreak, or other public health crisis. The risk of COVID-19 pandemic, or public perception of the risks associated with the COVID-19 pandemic, could cause customers to delay or cancel orders, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products and services to our customer. Quarantines or other cancellations of public events as well as governmental containment actions could also adversely affect our customers’ financial condition, resulting in reduced spending for the products and services we sell or uncollectible accounts receivable, leases or notes receivable. Moreover, the COVID-19 pandemic has resulted in a high percentage of our employees working from home, which could adversely affect our ability to adequately staff and manage our businesses. Risks or regulations related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our offices or configuration centers or the operations of our customers or our sourcing partners. Office closures of our customers may reduce our ability to provide onsite professional services and staffing. The ultimate extent to which the current COVID-19 pandemic will affect the financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of the current pandemic.

We began monitoring the COVID-19 outbreak and following the guidance of public health authorities in January 2020. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak that is taking place world-wide. These measures include having employees work from home to the extent their job function enables them to do so, cancelling all non-essential business travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies. We may include various health-related measures, such as requiring employees and visitors to undergo a health screening or wear a mask. In addition, our employees may have health issues related to COVID-19 and may have unpredictable work schedules due to childcare responsibilities as many schools and childcare centers are closed. We are regularly revisiting the measures we are taking in response to the evolving COVID-19 pandemic, and we are likely to take additional action in response to the various requirements and recommendations of governmental and other health authorities. In addition, as Stay at Home orders by state and local governments are lifted or changed, additional risk may arise, including infections within our employee base, office closures, and/or closures at customers sites. These existing measures and any future actions, such as additional or renewed Stay at Home orders, may result in a disruption to our business.

As a high percentage of our employees are working from home due to COVID-19, we are highly reliant on the availability and functionality of our information systems to enable our operations. Working from home may increase risk of data loss. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide service to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

As our employees return to the workplace, we may face challenges implementing newly required processes technologies, and procedures specific to COVID-19, including paid time off laws and health screening. Additionally, as the facts, guidance and perception are rapidly changing, we may face challenges responding to actual or possible COVID-19 exposure in the workplace, training managers to address an anticipated uptick in leave and accommodation issues, and issuing corporate communications to effectively assuage and respond to employee concerns regarding COVID-19.

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US. For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the UK’s Membership of the European Union (“EU”) (referred to as “Brexit”).

In June 2016, the United Kingdom (the “UK”) held a referendum in which voters opted for the country’s exit from the EU, Consistent with the outcome of this referendum, the UK left the EU on January 31, 2020. Thus, the UK is no longer a member of the EU; however, the UK will continue to be subject to EU rules and remain a member of the single market and customs union during an implementation period. The implementation period runs to December 31, 2020, but may be extended for up to two years. The UK government is negotiating with the EU on trade and other terms for such exit. Leaving without any agreement on such terms would lead to disruption to UK/EU trade.
The uncertainty concerning Brexit has also caused global stock market volatility and currency exchange rate fluctuations that resulted in strengthening of the US dollar relative to other foreign currencies in which we conduct business. The impact of Brexit could adversely affect our business, financial condition, operating results and cash flows.

If we lost one or more of our large volume customers, our earnings may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of our largest customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. Our accounts receivable-trade balance as of March 31, 2020, included approximately 20% concentration of invoices due from Verizon.

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

As a result of COVID-19, many of our customers may be susceptible to economic slowdowns or recessions and may be unable to pay for their purchases or repay the leases or note receivable to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets in our financing segment. Unfavorable economic conditions also could increase our financing segment’s funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally will lead to a world-wide economic downturn, which could have an adverse economic effect on the companies and state and local government and educational institution (“SLED”) organizations for which we provide products, services and financing.

As of March 31, 2020, and 2019, we had reserves for credit losses of $3.2 million and $2.6 million, respectively.

The terms of our Credit Facility or lines of credit with our vendors or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology segment, through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2020, the facility agreement had an aggregate limit of the two components of $300 million, and the accounts receivable component had a sub-limit of $75 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one-half percent.

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

COVID-19 may negatively impact our lender’s willingness to extend credit to us at the current credit limit or an increase in credit limit thus restricting our working capital. We also have lines of credit with our vendors for the purchase of goods and services for resale or internal use with terms including net 15, net 30, net 45, net 60 and net 90. The loss or decrease of our working capital facility or lines of credit with our vendors may have a material adverse effect on our business, results of operations and financial condition.

The uncertainty regarding the potential phase-out of LIBOR may negatively impact our operating results.

LIBOR, the interest rate benchmark used as a reference rate on our credit facility variable rate debt is expected to be phased out after 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the US Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing US dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by US Treasury securities. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the our cost of variable rate debt. We will also need to consider new contracts and whether the contracts should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

We rely on a small number of key vendors, and do not have long-term supply or guaranteed price agreements or assurance of stock availability with our vendors.

A substantial portion of our revenue within our technology segment depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 40%, 42%, and 42% of our technology segment net sales for the years ended March 31, 2020, 2019, and 2018, respectively. Products manufactured by NetApp, Hewlett Packard, Juniper Networks, Dell/EMC, and Arista Networks, represented approximately 21% - 24% of technology segment net sales for the last three years. Risks related to the COVID-19 pandemic or other health crisis could also lead to the complete or partial closure of one or more of the operations of our sourcing partners, resulting in disruptions of our supply chain or distribution channels. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted; including new information that may emerge concerning the severity of the current COVID-19 pandemic and actions taken to contain or prevent its further spread, among others. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

Our industry frequently experiences periods of product shortages from our vendors or our vendors’ distributors as a result of our vendors’ difficulties in projecting demand for certain products we sell; additional trade law provisions or regulations; additional duties, tariffs or other charges on imports or exports; natural disasters affecting our suppliers’ facilities; and significant labor disputes. As we do not stock inventory that is not related to an order we have received from our customer, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. The loss of, or change in business relationship with, any of these or any other key vendor partners, the diminished availability of their products, or backlogs for their products leading to manufacturer allocation could reduce the supply and increase the cost of products we sell and negatively impact our competitive position.

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

We rely on arrangements with third-parties to perform certain professional services, staffing services, managed services, warranties, configuration services, and other services for our customers. If these third-parties do not perform these in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected.

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

COVID-19 has disrupted shipping lanes globally due to a variety of issues including significantly less air transportation, Stay at Home orders which affect port operations or other carrier operations, shippers’ prioritization of packages needed to combat COVID-19, and shippers’ employees becoming ill with the virus. In addition, governmental containment actions including Stay at Home orders may impact third-parties to perform services for our customers.

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

We also depend upon our vendors for the development and marketing of hardware, software and services to compete effectively with hardware, software and services of vendors whose products and services we do not currently offer or are not authorized to offer in one or more customer channels. In addition, our success depends on our ability to develop relationships with and sell hardware, software and services and emerging vendors, as well as vendors that we have not historically represented in the marketplace. To the extent that a vendor’s offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, or we partner with a vendor that is not in demand or the demand for whose products significantly decreases, our business, results of operations, or cash flows could be adversely impacted.

We may fail to innovate or create new solutions which align with changing market and customer demand.

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our propriety software, and financing, we expect to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, create solutions which may integrate evolving vendor products and services as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design and fulfillment services, and we may lack the skills or personnel to execute or COVID-19 may impact our ability to innovate due to travel restrictions, staff availability, or closed lab or data center locations. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduce revenue and financial performance.

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

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that adversely affects us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods, or if we do not comply with the terms of these programs, or do not sell certain products that earn the incentive, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. COVID-19 may affect our ability to meet these volume requirements and may affect our and our vendors’ ability to engage in marketing programs. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

We may not have designed or maintained our IT systems or have adequate or competent IT personnel to support our business.

We depend heavily upon the accuracy and reliability of our information, telecommunication, cybersecurity and other systems which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure and improve our systems. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third-parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

As a high percentage of our workforce is currently working from home as a result of the COVID-19 pandemic, we are highly reliant on the availability and functionality of our information systems to enable our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

Our managed services business requires us to monitor our customers’ devices on their networks across varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims. In addition, we rely on our managed services personnel to perform this service. Illness, including from COVID-19, or improper training, performance or supervision may negatively affect the services we provide our customers resulting in decreased revenue and the potential for litigation.

We rely on the competency of our internal IT personnel. Our failure to hire, develop, retain, and supervise competent IT personnel to secure our data, or design and maintain resilient technology systems including our data and voice networks, infrastructure, and applications, could significantly interrupt our business causing a negative impact on our results.

Rising interest rates or the loss of key lenders or the constricting of credit markets may affect our future profitability and our ability to monetize our financing investments.

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

COVID-19 has resulted in a tightened credit market, which may impede our ability to fund on a recourse or non-recourse basis certain of our lesser credit quality customers or other general customers. This may result in less earnings, use of our own cash, or lesser credit quality in our financing portfolio.

Breaches of data security and the failure to protect our information technology systems from cybersecurity threats could adversely impact our business.

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers and others. In addition, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers with whom we share confidential information grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

As a result of COVID-19, a high percentage of our employees are working from home. As a result of employees’ desire to remain up-to-date on the virus and its impacts, there may be increased risks relating to cyber security in the form of malware, hacking or phishing schemes, as criminals and cyberterrorists attempt to steal passwords, cookies, and other sensitive data. In addition, the vulnerability of our employees’ home network may also increase this risk.

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

If market and economic conditions deteriorate as a result of COVID-19 or otherwise, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2020, we had goodwill and other intangible assets of $118.1 million and $34.5 million, respectively.

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

The degree of residual realization risk varies by transaction type. Sales-type leases bear less risk because contractual payments typically cover 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception.

The impact of COVID-19 may affect the fair value of our assets on lease and result in an impairment, loss or write off.

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

In addition, many countries and state and local governments have issued Stay at Home orders to combat COVID-19. These orders may mandate or recommend office closures, telework, or health or safety actions, such as social distancing in the workplace, masks or health screening. The orders frequently change, and each order is different and must be interpreted and applied to the jurisdiction. Additional risk may arise from these orders as they are lifted or changed which may include infections in our employee base, office closures, closures at customers sites, and additional Stay at Home orders or mandated or recommended safety actions. Additionally, a large number of employment related regulations, such as leave and accommodation matters, have been issued by federal, state, and local governments. These regulations continue to undergo revisions. We may fail to interpret or follow the regulations or orders properly which may result in sanction, penalties, fines or litigation.

We face substantial competition from other companies.

In our technology segment, we compete in all areas of our business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional, national, and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete based principally on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Online marketplace competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces. Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

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

As a high percentage of our employees are currently working from home as a result of the COVID-19 pandemic, we are highly reliant on the availability and functionality of our information systems to enable for our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cyber security attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

If third-parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third-parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ networks, hardware, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. We could incur additional expenses when new laws or regulations regarding the use, safeguarding, or privacy of information are enacted, or if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user-names, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the size and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

We may be required to expend significant capital and other resources to protect against security breaches or to remediate the subsequent risks and issues caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and remediate any problems caused by any breach, subject us to liability, damage our reputation, and diminish the value of our brand. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage for errors and omissions or security breaches will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

We may not adequately protect ourselves through our contract vehicles, or our insurance policies may not be adequate to address potential losses or claims.

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. In addition, order cancellations by our customers may result from COVID-19 or the economic consequences thereof. If orders are cancelled and the equipment has shipped to us, we may have an increased risk of dispute resulting in non-payment. Such disputes may be complicated by novel legal arguments relating to contract enforceability, such as the application of force majeure, impossibility or impracticability of performance, and frustration of purpose. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

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

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. Prior to COVID-19, the US was in a low unemployment environment which resulted in difficulties in hiring or retaining sufficient personnel to maintain and grow our business. COVID-19 has resulted in significant unemployment; however, we are uncertain as to the duration and severity of this impact on the employment environment in the future, or how that environment will impact our workforce.

In addition, changes to immigration laws, prior to, because of, and subsequent to COVID-19, may impact our ability to hire or retain talent. Frequently, our competitors require their employees to agree to non-compete and non-solicitation agreements as part of their employment. This makes it more difficult for us to hire and increases our costs by reviewing and managing non-compete restrictions. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

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

COVID-19 has had an effect on the global economy and as such may have or continue to have an effect on currency valuations which may cause currency losses for us.

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

We are required to determine if we are the principal or agent in all transactions with our customers. The voluminous number of products and services we sell, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. We use estimates where necessary, such as the fair value of assets acquired, and liabilities assumed in a business combination, the analysis for goodwill impairment, allowance for doubtful accounts and the cost to perform professional and managed services, which require judgment and are based on best available information. If we are unable to accurately estimate the cost of these services or the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

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

If we acquire a company that does not fit culturally, strategically, or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations, or cash flows. The unpredictability of the economic impact of COVID-19 will also make it difficult to properly value or anticipate the future success of acquisition targets and impact our overall growth strategy.

To the extent the value of goodwill or identifiable assets with indefinite lives becomes impaired; we may be required to incur material charges relating to the impairment of those assets.

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

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third parties and/or are counterfeit products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or indemnification; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event such claims, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

We may be unable to protect our intellectual property and costs to protect our intellectual property may affect our earnings.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, and trade secret laws, and contractual provisions with our customers, subcontractors and employees to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

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

As of March 31, 2020, we lease space for 38 offices or warehouses. Our total leased square footage as of March 31, 2020, was approximately 321 thousand square feet for which we incurred rent expense of approximately $529 thousand per month. Some of our subsidiaries operate in shared office space to support sales, marketing activities and produce cost efficiency. Some sales and technical service personnel work from either home offices or at customer sites.

Our largest office location is in Herndon, Virginia. The lease contract terminates on December 31, 2022.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operation. However, from time to time, we may be subject to legal proceedings that arise in the ordinary course of business. Legal proceedings which may arise in the ordinary course of business include, but are not limited to, preference payment claims asserted in customer bankruptcy proceedings; tax audits; claims of alleged infringement of patents, trademarks, copyrights, and other intellectual property rights; claims of alleged non-compliance with contract provisions; employment-related claims; claims by competitors, vendors, or customers; claims related to alleged violations of laws and regulations; claims relating to alleged security or privacy breaches, and claims stemming from actions or events relating to COVID-19. We attempt to ameliorate the effect of potential litigation through insurance coverage and contractual protections such as rights to indemnifications and limitations of liability. Additionally, we proactively seek to recover funds to which we may be entitled. From time to time, we are successful in obtaining recoveries by filing a claim in class action suits, however, we have limited insight into the timing or amount of those recoveries.

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

MARKET INFORMATION

At March 31, 2020, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 21, 2020, there were approximately 133 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2020, and 2019. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”), out of funds legally available. Generally, we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of ePlus inc. common stock during the fiscal year ended March 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2019 through April 30, 2019	-	$-	-	385,419	(2)
May 1, 2019 through May 27, 2019	2,301	$83.38	1,300	0 (3)
May 28, 2019 through May 31, 2019	68,207	$72.32	68,207	431,793	(4)
June 1, 2019 through June 30, 2019	117,093	$71.15	79,283	352,510	(5)
July 1, 2019 through July 31, 2019	3,260	$72.87	254	352,256	(6)
August 1, 2019 through August 31, 2019	-	$-	-	352,256	(7)
September 1, 2019 through September 30, 2019	-	$-	-	352,256	(8)
October 1, 2019 through October 31, 2019	-	$-	-	352,256	(9)
November 1, 2019 through November 30, 2019	-	$-	-	352,256	(10)
December 1, 2019 through December 31, 2019	-	$-	-	352,256	(11)
January 1, 2020 through January 31, 2020	-	$-	-	352,256	(12)
February 1, 2020 through February 29, 2020	-	$-	-	352,256	(13)
March 1, 2020 through March 31, 2020	12,932	56.69	12,932	339,324	(14)

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

(12)
The share purchase authorization in place for the month ended January 31, 2020 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2020, the remaining authorized shares to be purchased were 352,256.

(13)
The share purchase authorization in place for the month ended February 29, 2020 had purchase limitations on the number of shares of up to 500,000 shares. As of February 29, 2020, the remaining authorized shares to be purchased were 352,256.

(14)
The share purchase authorization in place for the month ended March 31, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2020, the remaining authorized shares to be purchased were 339,324.

The timing and expiration date of the share repurchase authorizations are included in Note 12, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and related notes, which are included elsewhere in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of March 31, 2020, and 2019 presented below was derived from our audited consolidated financial statements, which are included elsewhere herein. On March 31, 2017, we completed a two-for-one stock split in the form of a stock dividend. Per share amounts have been retroactively adjusted for this stock split.

The selected financial data as of and for the years ended March 31, 2017, and 2016 have been derived from our audited consolidated financial statements, which are not included in this report.

	For the years ended March 31,
Statement of Operations Data:	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Net sales	$1,588,404	$1,372,673	$1,418,802	$1,331,778	$1,204,199
Cost of sales	1,197,213	1,042,285	1,095,320	1,032,019	942,142
Gross profit	391,191	330,388	323,482	299,759	262,057

Operating expense	295,912	250,854	239,243	214,027	186,306
Operating income	95,279	79,534	84,239	85,732	75,751

Other (income) expense	680	6,696	(348)	380	-
Earnings before provision for income taxes	95,959	86,230	83,891	86,112	75,751

Provision for income taxes	26,877	23,038	28,769	35,556	31,004
Net earnings	$69,082	$63,192	$55,122	$50,556	$44,747

Net earnings per common share - basic	$5.18	$4.70	$4.00	$3.65	$3.08

Net earnings per common share - diluted	$5.15	$4.65	$3.95	$3.60	$3.05

	For the years ended March 31,
Balance Sheet Data:	2020	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$86,231	$79,816	$118,198	$109,760	$94,766
Accounts receivable—net	374,998	341,227	296,688	291,016	276,399
Total financing receivables and operating leases—net	144,327	122,799	138,447	123,539	132,354
Total assets	$909,113	$786,198	$755,471	$741,720	$616,680

Total non-recourse and recourse notes payable	$72,758	$48,647	$52,278	$37,424	$47,422
Total liabilities	$422,968	$361,945	$382,868	$395,802	$297,802
Total stockholders’ equity	$486,145	$424,253	$372,603	$345,918	$318,878

Weighted average common shares outstanding—basic	13,327	13,448	13,790	13,867	14,513
Weighted average common shares outstanding—diluted	13,415	13,578	13,967	14,028	14,688

Other Financial Data:

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

Our key business metrics are as follows (dollars in thousands):

	For the years ended March 31,
Consolidated	2020	2019	2018	2017	2016
Net sales	$1,588,404	$1,372,673	$1,418,802	$1,331,778	$1,204,199

Gross profit	$391,191	$330,388	$323,482	$299,759	$262,057
Gross margin	24.6%	24.1%	22.8%	22.5%	21.7%
Operating income margin	6.0%	5.8%	5.9%	6.4%	6.3%
Net earnings	$69,082	$63,192	$55,122	$50,556	$44,747
Net earnings margin	4.3%	4.6%	3.9%	3.8%	3.7%
Net earnings per common share - diluted	$5.15	$4.65	$3.95	$3.60	$3.05

Non-GAAP: Net earnings (1)	$82,167	$69,580	$70,413	$68,997	$61,520
Non-GAAP: Net earnings per common share - diluted (1)	$6.13	$5.12	$5.04	$4.92	$4.19
Adjusted EBITDA (2)	$119,359	$100,415	$102,774	$99,287	$87,691
Adjusted EBITDA margin	7.5%	7.3%	7.2%	7.5%	7.3%
Purchases of property and equipment used internally	$4,842	$6,042	$5,353	$3,356	$2,442
Purchases of equipment under operating leases	2,167	5,587	2,237	6,202	12,026
Total capital expenditures	$7,009	$11,629	$7,590	$9,558	$14,468

Technology Segment
Net sales	$1,530,138	$1,329,520	$1,372,765	$1,294,937	$1,169,065
Adjusted gross billings (3)	$2,227,885	$1,918,995	$1,899,685	$1,780,417	$1,562,191
Gross profit	$340,588	$294,662	$287,287	$269,749	$237,283
Gross margin	22.3%	22.2%	20.9%	20.8%	20.3%
Operating income	$62,155	$56,738	$62,389	$68,912	$63,689
Adjusted EBITDA (2)	$85,840	$77,202	$80,555	$82,117	$75,223

Financing Segment
Net sales	$58,266	$43,153	$46,037	$36,841	$35,134
Gross profit	$50,603	$35,726	$36,195	$30,010	$24,774
Operating Income	$33,124	$22,796	$21,850	$16,820	$12,062
Adjusted EBITDA (2)	$33,519	$23,213	$22,219	$17,170	$12,468

(1)
Non-GAAP net earnings and non-GAAP net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects, the tax (benefit) expense due to the re-measurement of deferred tax assets and liabilities at the new US tax rates, and an adjustment to our tax expense in the prior year assuming a 21% federal income tax rate for US operations.

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

	For the years ended March 31,
	2020	2019	2018	2017	2016
GAAP: Earnings before tax	$95,959	$86,230	$83,891	$86,112	$75,751
Share based compensation	7,954	7,244	6,464	6,025	5,711
Acquisition and integration expense	1,676	1,813	2,150	278	681
Acquisition related amortization expense	9,217	7,423	5,978	4,000	2,917
Other (income) expense	(680)	(6,696)	348	(380)	-
Non-GAAP: Earnings before provision for income taxes	114,126	96,014	98,831	96,035	85,060

GAAP: Provision for income taxes	26,877	23,038	28,769	35,556	31,004
Share based compensation	2,218	1,988	1,866	1,709	1,581
Acquisition and integration expense	490	522	621	79	188
Acquisition related amortization expense	2,487	1,916	1,598	938	807
Other (income) expense	(200)	(1,702)	101	(108)	-
Remeasurement of deferred taxes	-	-	1,654	-	-
Adjustment to U.S. Federal Income Tax rate to 21%	-	-	(7,635)	(11,650)	(10,040)
Tax benefit on restricted stock	87	672	1,444	514	-
Non-GAAP: Provision for income taxes	31,959	26,434	28,418	27,038	23,540

Non-GAAP: Net earnings	$82,167	$69,580	$70,413	$68,997	$61,520

	For the years ended March 31,
	2020	2019	2018	2017	2016
GAAP: Net earnings per common share - diluted	$5.15	$4.65	$3.95	$3.60	$3.05

Share based compensation	0.43	0.38	0.33	0.31	0.28
Acquisition and integration expense	0.09	0.09	0.11	0.01	0.03
Acquisition related amortization expense	0.51	0.40	0.32	0.22	0.14
Other (income) expense	(0.04)	(0.35)	0.01	(0.02)	-
Remeasurement of deferred taxes	-	-	(0.12)	-	-
Adjustment to U.S. Federal Income Tax rate to 21%	-	-	0.54	0.84	0.69
Tax benefit on restricted stock	(0.01)	(0.05)	(0.10)	(0.04)	-
Total non-GAAP adjustments - net of tax	$0.98	$0.47	$1.09	$1.32	$1.14
Non-GAAP: Net earnings per common share - diluted	$6.13	$5.12	$5.04	$4.92	$4.19

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

	For the years ended March 31,
Consolidated	2020	2019	2018	2017	2016
Net earnings	$69,082	$63,192	$55,122	$50,556	$44,747
Provision for income taxes	26,877	23,038	28,769	35,556	31,004
Share based compensation	7,954	7,244	6,464	6,025	5,711
Interest and financing costs	294	-	-	-	-
Acquisition and integration expense	1,676	1,813	2,150	278	681
Depreciation and amortization	14,156	11,824	9,921	7,252	5,548
Other (income) expense	(680)	(6,696)	348	(380)	-
Adjusted EBITDA	$119,359	$100,415	$102,774	$99,287	$87,691

Technology Segment
Operating income	$62,155	$56,738	$62,389	$68,912	$63,689
Depreciation and amortization	14,016	11,812	9,918	7,243	5,532
Share based compensation	7,699	6,839	6,098	5,684	5,321
Interest and financing costs	294	-	-	-	-
Acquisition and integration expense	1,676	1,813	2,150	278	681
Adjusted EBITDA	$85,840	$77,202	$80,555	$82,117	$75,223

Financing Segment
Operating income	$33,124	$22,796	$21,850	$16,820	$12,062
Depreciation and amortization	140	12	3	9	16
Share based compensation	255	405	366	341	390
Adjusted EBITDA	$33,519	$23,213	$22,219	$17,170	$12,468

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

	For the years ended March 31,
	2020	2019	2018	2017	2016
Technology segment net sales	$1,530,138	$1,329,520	$1,372,765	$1,294,937	$1,169,065
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	697,747	$589,475	$526,920	$485,480	$393,126
Adjusted gross billings	$2,227,885	$1,918,995	$1,899,685	$1,780,417	$1,562,191

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (“financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the related notes included elsewhere in this report.

For a discussion of results for the year ended March 31, 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the Securities and Exchange Commission on May 23, 2019.

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

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of over 1,000 vendors, but primarily of approximately 100 vendors, including Check Point, Cisco Systems, Dell EMC, FireEye, F5 Networks, Gigamon, Hewlett Packard Enterprise, Juniper, McAfee, NetApp, Nimble, Oracle, Palo Alto Networks, Pure Storage, Splunk, VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

COVID-19

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments and public health authorities have required measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses.

As COVID-19 impacts continue to expand across the country and globe, ePlus has been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment.

ePlus has implemented a flexible work from home strategy applicable to all offices and our operational continuity plans ensure that we have sufficient resources to continue supporting our customers. For example, our managed service teams are distributed across the United States with the ability to leverage technology to provide seamless coverage from any combination of work and/or home offices. While ePlus and many of our customers and vendor partners have restricted travel, we are leveraging video and other collaborative tools to continue to be responsive.

Our account relationship teams are actively engaging with our customers, to ensure they have the support needed in adjusting to changes in the business environment and government directives. We are working closely with our partners to address varying impacts on their supply chain to satisfy infrastructure needs. ePlus has a resource page to support specific customer inquiries from security to collaboration to financing options.

We continue to execute against and adjust our business continuity plans to maximize our ability to support our employees and customers in concert with our partners. ePlus remains committed to driving positive business outcomes.

Financial Summary

During the year ended March 31, 2020, net sales increased 15.7% to $1,588.4 million, or an increase of $215.7 million compared to $1,372.7 million in the prior fiscal year. Product sales for the year ended March 31, 2020, increased 14.1% to $1,395.3 million, or an increase of $172.1 million compared to $1,223.2 million in the prior year. Services sales during the year ended March 31, 2020, increased 29.2% to $193.1 million, or an increase of $43.6 million, over prior year services sales of $149.5 million. There was a substantial increase in demand for products from our customers in the telecom, media and entertainment industries, and increases in the technology, SLED, healthcare, and all other category of customers, offset by a decrease in demand from financial services customers.

Adjusted gross billings increased by 16.1% to $2,227.9 million for the year ended March 31, 2020, compared to $1,919.0 million the prior fiscal year. The increase in adjusted gross billings was due to higher demand from our current customers, as well as from our acquisitions. Net sales increased at a slightly lower percentage than adjusted gross billings year over year due to a shift in mix to third party maintenance, software assurance, subscriptions/SaaS licenses, and services which we recognize revenue on a net basis.

Consolidated gross profit increased 18.4%, to $391.2 million, compared to $330.4 million in the prior fiscal year due to higher margins. Consolidated gross margin increased 50 basis points to 24.6% for the year ended March 31, 2020, compared to 24.1% for the year ended March 31, 2019. The increase in gross margin was due to expanded gross profit and margins of our financing segment, a shift in the technology segment revenue mix resulting from our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and sales of third-party maintenance agreements.

Operating income increased $15.7 million, or 19.8%, to $95.3 million and operating margin increased by 20 basis points to 6.0%, as compared to the year ended March 31, 2019. The increase in operating earnings was due to a year over year increase in gross profit partially offset by selling, general, and administrative expense increase of 17.8% or $42.1 million, due, in part to increases variable compensation, salaries, healthcare costs, office rent, and software license and maintenance, as well as full year expenses associated with the SLAIT acquisition in January 2019, and the ABS Technology acquisition in August 2019. As of March 31, 2020, we had 1,579 employees, an increase of 2.7% from 1,537 as of March 31, 2019. Depreciation and amortization expense increased $2.3 million, due to the acquisitions, and interest and financing costs increased $0.6 million, due to an increase in the average balance of non-recourse and recourse notes payable outstanding during the year.

Our effective tax rate for the year ended March 31, 2020, was 28.0%, compared to 26.7% for the same period in the prior year, due to a decrease in the tax benefit from the vesting of restricted stock. The higher tax rate had a negative effect on net earnings for the year ended March 31, 2020, of $1.2 million compared to the prior year tax rate.

Net earnings for the year ended March 31, 2020, increased 9.3% to $69.1 million, as compared to the year ended March 31, 2019. Net earnings for the year ended March 31, 2020, and 2019 included other income of $1.0 and $6.3 million from payments received from distributions from various legal claims.

Adjusted EBITDA for the year ended March 31, 2020, was $119.4 million, an increase of $18.9 million, or 18.9%, compared to $100.4 million in the prior year.

For the year ended March 31, 2020, diluted earnings per share were $5.15, an increase of $0.50, or 10.8%, compared to the prior year of $4.65 per diluted share. Non-GAAP diluted earnings per share was $6.13 for fiscal year 2020, an increase of $1.01, or 19.7%, from the prior year of $5.12 per diluted share.

Cash and cash equivalents increased $6.4 million, or 8.0%, to $86.2 million at March 31, 2020, compared to March 31, 2019. The increase is primarily the result of cash flows from operations and a $35 million balance on the accounts receivable component of our credit facility, which was partially offset by an increase in working capital required for the growth in our technology segment, and an increase in our cash conversion cycle, investments in our financing portfolio, and the repurchase of shares of our common stock for $14.4 million under our stock repurchase authorization in the year ended March 31, 2020. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

The extent of the impact of COVID-19 is uncertain and may impact our liquidity position over the longer term. As credit markets have tightened as a result of COVID-19, we may have difficulty funding our financing transactions with lenders which may result in the use of our cash or a decrease in financing originations.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and in Canada, the UK, and several other European countries. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

We expect to continue to expand by opening new sales locations and hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may reduce our results from operations. COVID-19 may negatively affect market demand, which will likely lower our financial results, and may adversely impact our ability to expand. We are uncertain as to the extent and duration of the impact to the IT market demand for our products and services.

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

REVENUE RECOGNITION — When we enter contracts with customers, we are required to identify the performance obligations in the contract. We recognize most of our revenues from the sales of third-party products, third-party software, third-party maintenance, software support, and services, ePlus professional and managed services, and hosting ePlus proprietary software. Our recognition of revenue differs for each of these different types of performance obligations and identifying each performance obligation appropriately may require judgement.

When a contract contains multiple distinct performance obligations, we allocate the transaction price to each performance obligation based on its relative standalone selling price. We determine standalone selling prices using expected cost-plus margin. When we finance sales of third-party software and third-party maintenance, software support, and services, we reduce the transaction price by the financing component.

We recognize revenue from sales of third-party products and third-party software at the point in time that control passes to the customer, which is typically upon delivery of the product to the customer. We perform an analysis to estimate the amount of sales in-transit at the end of the period and adjust revenue and the related costs to reflect only what has been delivered to the customer. This analysis is based upon an analysis of current quarter and historical delivery dates.

We recognize revenue from sales of third-party maintenance, software support, and services when our customer and vendor accept the terms and conditions of the arrangement. On occasion, judgement is required to determine this point in time.

We provide ePlus professional services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. Using this method requires a determination of the appropriate input or output method to measure progress. We most often measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method. When using this method, significant judgement may be required to estimate the total costs to complete the performance obligation. We typically recognize sales of ePlus managed services on a straight-line basis over the period services are provided.

We recognize financing revenues from our investments in leases and notes receivable. We recognize interest income on our notes-receivable using the effective interest method.

We classify our leases as either sales-type leases or operating leases. For sales-type leases, upon lease commencement, we recognize the present value of the lease payments and the residual asset discounted using the rate implicit in the lease. When we are financing equipment provided by another dealer, we typically do not have any selling profit or loss arising from the lease. When we are the dealer of the equipment being leased, we typically recognize revenue in the amount of the lease receivable and cost of sales in the amount of the carrying value of the underlying asset minus the unguaranteed residual asset. We may need to use judgement to determine the fair value of the equipment. After the commencement date, we recognize interest income as part of net sales using the effective interest method. For operating leases, we recognize the underlying asset as an operating lease asset. We depreciate the asset on a straight-line basis to its estimated residual value over its estimated useful life. We recognize the lease payments over the lease term on a straight-line basis as part of net sales.

We account for the transfer of financial assets as sales or secured borrowings. When a transfer meets all the requirements for sale accounting, we derecognize the financial asset and record a net gain or loss that is included in net sales. We utilize qualified attorneys to provide a true-sale-at-law opinion to support the conclusion that transferred financial assets have been legally isolated.

RESIDUAL ASSETS — Our estimate for the residual asset in a lease is the amount we expect to derive from the underlying asset following the end of the lease term. Our estimates vary, both in amount and as a percentage of the original equipment cost, and depend upon several factors, including the equipment type, vendor’s discount, market conditions, lease term, equipment supply and demand, and new product announcements by vendors. We evaluate residual values for impairment on a quarterly basis. We do not recognize upward adjustments due to changes in estimates of residual values.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors and distributors, including consideration pursuant to volume incentive programs, and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We recognize the rebates pursuant to volume incentive programs, when the rebate is probable and reasonably estimable, based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in our progress towards earning the rebate. Should our actual performance be different from our estimates, we may be required to adjust our receivables.

RESERVES FOR CREDIT LOSSES — We maintain our reserves for credit losses related to our accounts receivable and financing receivables at levels believed to be adequate to absorb potential losses inherent in their respective balances. We assign an internal rating for the credit quality of all new customers and update these ratings regularly, but no less than annually. Our determination of the adequacy of the reserve for credit losses for our accounts receivable is based on the age of the receivable balance, our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Our determination of the adequacy of the reserve for credit losses for financing receivables is based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, the fair value of the underlying collateral, and the volume, growth, the composition of the lease portfolio, and other relevant facts. We adjust our reserve for credit losses to reflect transfers of financial assets that are recognized as non-recourse debt. Our ongoing consideration of all these factors could result in an increase in our reserve for credit losses in the future, which could adversely affect our operating results.

INCOME TAXES — We make certain estimates and judgments in determining income tax expense for financial statement reporting purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which principally arise from differences in the timing of recognition of revenue and expense for tax and financial statement reporting purposes. We also must analyze income tax reserves, as well as determine the likelihood of recoverability of deferred tax assets and adjust any valuation allowances accordingly.

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

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method. For each acquisition, we recognize the majority of assets acquired and liabilities assumed at their fair values at the acquisition date. Our valuations of certain assets acquired, including customer relationships and trade names, and certain liabilities assumed, such as performance obligations, involve significant judgement and estimation. Additionally, our determination of the purchase price may include an estimate for the fair value of contingent consideration. We utilize independent valuation specialists to assist us in determining the fair value of certain assets and liabilities. Our valuations utilize significant estimates, such as forecasted revenues and profits. Changes in our estimates could significantly impact the value of certain assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The information set forth in Note 2, “Recent Accounting Pronouncements” to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

RESULTS OF OPERATIONS

The Year Ended March 31, 2020 Compared to the Year Ended March 31, 2019

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2020 and 2019 were as follows (in thousands):

	Year Ended March 31,
	2020	2019	Change
Net sales
Product	$1,337,022	$1,180,042	$156,980	13.3%
Services	193,116	149,478	43,638	29.2%
Total	1,530,138	1,329,520	200,618	15.1%

Cost of sales
Product	1,069,110	945,037	124,073	13.1%
Services	120,440	89,821	30,619	34.1%
Total	1,189,550	1,034,858	154,692	14.9%

Gross profit	340,588	294,662	45,926	15.6%

Selling, general, and administrative	264,123	226,112	38,011	16.8%
Depreciation and amortization	14,016	11,812	2,204	18.7%
Interest and financing costs	294	-	294	-
Operating expenses	278,433	237,924	40,509	17.0%
Operating income	$62,155	$56,738	$5,417	9.5%

Adjusted gross billings	$2,227,885	$1,918,995	$308,890	16.1%
Adjusted EBITDA	$85,840	$77,202	$8,638	11.2%

Net sales: Net sales for the year ended March 31, 2020, increased by $200.6 million, or 15.1%, to $1,530.1 million due to increases from customers in telecom, media and entertainment industry which was partially offset by a decrease in demand from SLED, financial services, and all the other category of customers. Product sales increased 13.3%, or $157.0 million, to $1,337.0 million and services revenues increased 29.2%, or $43.6 million, to $193.1 million due to an increase in staffing and professional and managed services primarily from the SLAIT acquisition.

Adjusted gross billings increased to $2,227.9 million, or 16.1%, from $1,919.0 million in the prior year. The increase in adjusted gross billings was due, in part, to acquisitions as well as higher demand from our current customers.  This increase was a higher percentage than that for the net sales increase due a shift in mix to more third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis.

We analyze sales by customer end market and by manufacturer. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended March 31,
	2020	2019	Change
Revenue by customer end market:
Technology	21%	22%	(1%)
SLED	16%	17%	(1%)
Financial Services	13%	15%	(2%)
Healthcare	15%	15%	0%
Telecom, Media & Entertainment	19%	13%	6%
All others	16%	18%	(2%)
Total	100%	100%

	Twelve Months Ended March 31,
	2020	2019	Change
Revenue by vendor:
Cisco Systems	40%	42%	(2%)
NetApp	4%	4%	0%
HP Inc. & HPE	5%	6%	(1%)
Dell/EMC	6%	5%	1%
Juniper Networks	4%	4%	0%
Arista Networks	5%	4%	1%
All others	36%	35%	1%
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year, with over 80% of our sales being generated from customers within the five end markets specified above. In fiscal year 2020, we had a percentage increase in revenues from customers in telecommunications, media and entertainment, a consistent percentage for healthcare, and decreases in the percentage of revenues for technology, SLED, financial services, and all other category of customers. These changes were driven by changes in customer buying cycles and specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from Cisco Systems, Dell/EMC, Hewlett Packard companies, and NetApp which collectively remain at or above 55% of total revenues for both fiscal year 2020 and 2019. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: The 14.9% increase in cost of sales was due to the increase in product sales, and a higher amount of services revenues, partially offset by an improvement in gross margin on product sales. Gross margin increased 10 basis points to 22.3% for the year ended March 31, 2020, from 22.2% in the prior year due to an increase in sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues are presented on a net basis, as well as increases in revenues from our professional and managed service. Vendor incentives earned as a percentage of sales for the year ended March 31, 2020, and 2019 remained constant.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $264.1 million for the year ended March 31, 2020, increased by $38.0 million, or 16.8% compared to the prior year. Salaries and benefits increased $32.2 million or 17.2% to $219.0 million, compared to $186.8 million during the prior year. Approximately 39.6% of this increase was due to higher variable compensation due to the increase in gross profit, and the remaining increase was due to the costs for employees acquired in the acquisition of SLAIT in January 2019 included for the entire current fiscal year, the acquisition of ABS technology in August 2019, and organic position additions.

Our technology segment had 1,543 employees as of March 31, 2020, an increase of 40, or 2.7%, from 1,503 at March 31, 2019. There was an increase 52 positions related to sales, marketing, and professional services personnel, along with a reduction in administrative positions. Employee benefits, including healthcare, increased $1.9 million, or 8.9% over the prior year.

General and administrative expenses, excluding acquisition related expense, increased $5.8 million, or 15.7%, to $42.9 million during the fiscal year ended March 31, 2020, compared to $37.1 million the prior year. Contributing to the increase in costs were the operational expenses for the full calendar year related to the acquisition of SLAIT and also the partial year operational expenses related to the ABS Technology acquisition, as well as increases in the cost of software licenses and maintenance.

Depreciation and amortization expense: Depreciation and amortization expense increased $2.2 million, or 18.7%, to $14.0 million during the fiscal year ended March 31, 2020, compared to $11.8 million in the prior year. The increase is related to the SLAIT and ABS Technology acquisitions.

Segment earnings: As a result of the foregoing, operating income increased $5.4 million, or 9.5%, to $62.2 million for the year ended March 31, 2020, compared to $56.7 million in the prior year and Adjusted EBITDA increased 11.2% to $85.8 million for the year ended March 31, 2020, compared to $77.2 million in the prior year.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2020, and 2019 were as follows (in thousands):

	Year Ended March 31,
	2020	2019	Change
Net sales	$58,266	$43,153	$15,113	35.0%

Cost of sales	7,663	7,427	236	3.2%

Gross profit	50,603	35,726	14,877	41.6%

Selling, general, and administrative	15,059	10,970	4,089	37.3%
Depreciation and amortization	140	12	128	1066.7%
Interest and financing costs	2,280	1,948	332	17.0%
Operating expenses	17,479	12,930	4,549	35.2%

Operating income	$33,124	$22,796	$10,328	45.3%

Adjusted EBITDA	$33,519	$23,213	$10,306	44.4%

Net sales: Net sales increased by $15.1 million, or 35.0%, to $58.3 million for the year ended March 31, 2020. The increase was due to significantly higher transactional gains and higher portfolio earnings and to a lesser degree by increases other financing revenues and post-contract earnings. Transactional gains increased $12.7 million to $21.8 million compared to the prior year due to a higher volume of sales of financing receivables, particularly with government-related customers, and portfolio earnings increased $1.4 million to $14.7 million, due to increases in sales-type lease earnings and notes receivable earnings over the prior fiscal year. Other financing revenues increased $0.7 million to $2.4 million compared to the prior year, while post-contract earnings increased $0.3 million to $19.4 million. Total proceeds from sales of financing receivables were $593.7 million and $276.1 million for the years ended March 31, 2020, and 2019, respectively.

Our total financing receivables and operating leases increased as of March 31, 2020, to $144.3 million from $122.8 million in the prior year, which was due to an increase in notes receivable of $14.4 million and an increase of $8.4 million in sales-type leases, partially offset by a decrease of $1.3 million operating leases as compared to the prior year, respectively.

Direct lease costs: Direct lease costs increased 3.2%, or $0.2 million, to $7.7 million for the year ended March 31, 2020, as compared to the prior year, due to an increase in other lease expense in the current year by $0.9 million, and cost of off-lease equipment sales of $0.3 million, mostly offset by a reduction in operating lease depreciation expense of $1.0 million. Gross profit increased 41.6%, or $14.9 million, to $50.6 million primarily due to higher transactional gains and higher portfolio earnings as compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $15.1 million, an increase of $4.1 million or 37.3%, due primarily to an increase in salaries and benefits and reserves for credit losses. Salaries and benefits increased by $3.4 million, or 37.7%, to $12.4 million primarily due to an increase in variable compensation of $2.5 million and an increase in other salaries and benefits. Our financing segment employed 36 people as of March 31, 2020, compared to 34 employees as of March 31, 2019, an increase of 5.9%. Reserve for credit losses increased $0.5 million over the prior year.

Interest and financing costs: Costs increased by $0.3 million, or 17.0%, to $2.3 million during the year ended March 31, 2020, as compared to the prior year. Our total notes payable for the financing segment decreased as of March 31, 2020, to $37.8 million from $48.7 million for the prior year, although our average balance of notes payable outstanding during the year was higher than during the year ended March 31, 2019. Our weighted average interest rate for our non-recourse notes payable was 3.84% as of March 31, 2020, compared to 4.68% for March 31, 2019.

Segment earnings: As a result of the foregoing, operating income increased $10.3 million, or 45.3%, to $33.1 million for the year ended March 31, 2020, as compared to $22.8 million in the prior year. Adjusted EBITDA increased $10.3 million, or 44.4%, to $33.5 million for the year ended March 31, 2020, as compared to $23.2 million in the prior year.

Consolidated

Other income: Other income and expense during the year ended March 31, 2020, was $0.7 million and included other non-operating income of $1.0 million from payments received from distributions from various legal claims.

Income taxes: Our effective income tax rates for the years ended March 31, 2020, and 2019 were 28.0% and 26.7%, respectively. The increase in our effective income tax rate is due to a decrease in the tax benefit from the vesting of restricted stock.

Net earnings: Net earnings were $69.1 million for the year ended March 31, 2020, an increase of 9.3% or $5.9 million as compared to $63.2 million in the prior fiscal year. The net earnings increase was due primarily to the increase in operating profits from the financing segment and technology segment, partially offset by reductions in other income and the higher tax rate in the current year compared to the year ended March 31, 2019.

Basic and fully diluted earnings per common share for the year ended March 31, 2020, were $5.18 and $5.15, and increased 10.2% and 10.8% over the prior year, respectively. Basic and fully diluted earnings per common share were $4.70 and $4.65, respectively, for the year ended March 31, 2019.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2020, were 13.3 million and 13.4 million, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the year ended March 31, 2019, were 13.4 million and 13.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primarily source of funding is cash from operations and borrowings which are accounted for as non-recourse and recourse notes payable. We used those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

ePlus Technology, inc. and certain subsidiaries, which are part of our technology segment, finance their operations with funds generated from operations, and with a credit facility with WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be enough to finance our working capital, capital expenditures, and other requirements for at least the next year.

Our ability to continue to expand, both organically and through acquisitions, is dependent upon our ability to generate enough cash flow from operations, to borrow, or from other sources of financing, as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, or if our supply of products is delayed or interrupted, our cash flows from operations may be substantially affected.

The extent of the impact of COVID-19 is uncertain and may impact our liquidity position over the longer term. As credit markets have tightened as a result of COVID-19, we may have difficulty funding our financing transactions with lenders which may result in the use of our cash or a decrease in financing originations.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended March 31, 2020, and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Net cash provided by (used) in operating activities	$(74,174)	$39,411
Net cash used in investing activities	(20,339)	(96,205)
Net cash provided by financing activities	100,634	18,456
Effect of exchange rate changes on cash	294	(44)

Net increase (decrease) in cash and cash equivalents	$6,415	$(38,382)

Cash flows from operating activities

We used $74.2 million from operating activities during the year ended March 31, 2020, compared to $39.4 million provided by operating activities during the year ended March 31, 2029. The following table provides a breakdown of operating cash flows by segment for the years end March 31, 2020, and 2019 (in thousands):

	Year Ended March 31,
	2020	2019
Technology segment	$(15,812)	$31,761
Financing segment	(58,362)	7,650
Net cash provided by (used in) operating activities	$(74,174)	$39,411

Technology Segment: During the year ended March 31, 2020, operating cash flows used by our technology segment was $15.8 million as cash generated from earnings were exceeded by changes in working capital. In addition, cash provided by the accounts payable – floor plan facility was $11.3 million. Accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

During the year ended March 31, 2019, our technology segment provided $31.8 million from operating activities due to cash generated from earnings exceeding changes in working capital. In addition, cash provided by the accounts payable – floor plan facility was $4.0 million.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2020	2019

(DSO) Days sales outstanding (1)	71	59
(DIO) Days inventory outstanding (2)	11	12
(DPO) Days payable outstanding (3)	(45)	(44)
Cash conversion cycle	37	27

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

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Our DSO increased due to an increase in sales during the quarter ended March 31, 2020, to customers with terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle was 37 days for March 31, 2020, compared to 27 days for March 31, 2019 primarily driven by an increase in DSO from 59 days as of March 31, 2019, to 71 days in March 2020.

Financing Segment: During the year ended March 31, 2020, our financing segment used $58.4 million from operating activities, primarily due to the issuance of new financing receivables.

During the year ended March 31, 2019, our financing segment provided $7.7 million from operating activities, primarily due to changes in working capital. When we adopted ASC 842, we elected the transition option to not restate comparative periods. In the comparative period, changes in financing receivables not sourced through us are reflected in cash flows from investing activities. With the adoption of ASC 842, for periods beginning after April 1, 2019, we recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities

During the year ended March 31, 2020, we used $20.3 million from investing activities, consisting of $15.0 million for acquisitions and $7.0 million for purchases of property, equipment and operating lease equipment, and offset by $1.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

During the year ended March 31, 2019, we used $96.2 million from investing activities, including $49.8 million for acquisitions and $11.6 million for purchases of property, equipment and operating lease equipment. We elected not to update our cash flows using the transition option available when we adopted ASC 842 in this period. Therefore, cash used in investing activities also included net cash outflows related to financing receivables of $38.4 million, consisting of the issuance of financing receivables of $175.4 million, purchases of assets to be leased or financed of $10.4 million, and was partially offset by cash proceeds from the repayment of financing receivables of $73.9 million, and the sale of financing receivables of $73.4 million.

Cash flows from financing activities

During the year ended March 31, 2020, cash provided by financing activities was $100.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $74.5 million by our financing segment, net borrowings on the accounts receivable component of our credit facility of $35.0 million, net borrowings on floor plan facility of $11.3 million, and offset by $14.4 million in repurchase of common stock and $5.8 million in payments of contingent consideration for acquisitions.

During the year ended March 31, 2019, cash provided by financing activities was $18.5 million, which was primarily due to net borrowings of non-recourse and recourse notes payable of $40.9 million, and net borrowing on floor plan facility of $4.0 million, partially offset by cash used for the repurchase of common stock of $18.8 million, and repayment of financing of acquisitions of $7.6 million.

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse and recourse notes payable.

Non-Cash Activities

We transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. As a condition of these agreements, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, the customer will make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender. However, when our customer makes payments through a trust, such payments represent non-cash transactions. Also, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased and or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

Secured borrowings – Financing segment

We may finance all or most of the cost of the assets that we finance for customers by transferring all or part of the contractual payments due to us to third-party financing institutions. When we account for the transfer as a secured borrowing, we recognize the proceeds as either recourse or non-recourse notes payable. Our customers are responsible for repaying the debt from a secured borrowing. The lender typically secures a lien on the financed assets at the time the financial assets are transferred and releases it upon collecting all the transferred payments. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk and their only recourse, upon default by the customer, is against the customer and the specific equipment under lease. While we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. As a result of COVID-19, credit markets have tightened. We may no longer be able to transfer receivables from certain customers with lower credit quality to financial institutions.

Credit facility — Technology segment

Our subsidiary, ePlus Technology, inc., and certain of its subsidiaries, have a credit facility from WFCDF to finance their operations. There are two components of this facility: (1) a floor plan component and (2) an accounts receivable component.

As of March 31, 2020, except during a temporary uplift, the facility had an aggregate limit of $250 million for the two components and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two- and one-half percent. We had an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $325 million ending the earlier of 90 days following the election or October 31 of that same year.

On March 31, 2020, we executed an additional amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250.0 million to $300.0 million through May 5, 2020. Similarly, the amendment temporarily increased the limit on the accounts receivable component of the WFCDF credit facility to $75.0 million through April 14, 2020.

The facility between Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”) and ePlus Technology, inc. provides that ePlus Technology, inc. may make loans or advances in the ordinary course of business up to $30.0 million, if (i) we are not in default under the terms and conditions of the agreement, and (ii) our available borrowing as defined in the credit facility is not less than $20.0 million. However, prior written consent is required to make loans or advances to affiliates outside of normal course of business.

In addition, ePlus Technology, inc. may make a dividend to ePlus inc. if, after giving effect to such dividend and as of the date of the dividend; (i) we are not in default under the terms and conditions of the agreement, (ii) our available borrowing as defined in the credit facility is not less than $20.0 million, and (iii) we do not have any outstanding borrowings under the accounts receivable component of the credit facility. Under the amendment signed March 31, 2020, the third condition does not apply as of March 31, 2020. We meet the first two criteria as of March 31, 2020, and, as such, there were no restricted net assets of ePlus Technology, inc as of that date.

The facility includes certain covenants including a minimum excess availability of the facility and for ePlus Technology, inc to attain certain minimum earnings before interest, taxes, depreciation and amortization. We were compliant with these covenants as of March 31, 2020. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility.

This credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the WFCDF credit facility requires a guaranty of $10.5 million by ePlus inc. Either party may terminate the credit facility with 90 days advance written notice.

The loss of the WFCDF credit facility, including due to circumstances related to COVID-19, could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment.

On May 18, 2020, we executed an additional amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275.0 million. Additionally, we have an election to temporarily increase the aggregate limit to $350.0 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100.0 million, reduced the interest rate to LIBOR plus 2.00%, and removed certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

Floor plan component

After a customer places a purchase order with us and after we have completed our credit review of the customer, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets.

Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. On the due dates of the floor plan component, we make cash payments to WFCDF.

Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2020	Balance as of March 31, 2020	Maximum Credit Limit at March 31, 2019	Balance as of March 31, 2019
$300,000	$127,416	$250,000	$116,083

Accounts receivable component

ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets.

Our borrowings and repayments under the accounts component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable, respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2020, we had $35.0 million outstanding under the accounts receivable component of the WFCDF credit facility and a maximum credit limit of $75.0 million. As of March 31, 2019, we had no amounts outstanding under the accounts receivable component of the WFCDF credit facility and a maximum credit limit of $50.0 million. We may maintain or increase this outstanding balance to assist in mitigating risk as a result of COVID-19.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2020, and 2019, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also start offices or warehouses in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation and potential future acquisitions, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our credit facility will be terminated by the lender or us. Our lending partners in our financial segment have tightened credit availability and are more discerning in their approval process. However, currently we have funding resources available for our transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, pricing discounts offered by manufacturers at their year ends, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third-party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors” herein.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Contractual Obligations

The impact that our contractual obligations as of March 31, 2020, are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

		Payments Due by Period
	Total	1 year	Years 2 & 3	Years 4 & 5	More than 5 years

Non-recourse notes payable (1) (2)	$35,502	$29,630	$5,332	$540	$-
Interest payments on non-recourse notes payable (2)	767	497	254	16	-
Recourse notes payable	37,256	37,256	-	-	-
Operating lease obligations	13,964	4,904	7,092	1,968	-
Total	$87,489	$72,287	$12,678	$2,524	$-

(1) Payments reflect principal amounts related to the recourse and non-recourse notes payable.
(2) Our customers are responsible for repaying the debt from a secured borrowing accounted for as non-recourse debt. The lender assumes the credit risk and generally their only recourse, upon default by the customer, is against the customer and the specific equipment under lease.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flow may be adversely affected by the risks related to COVID-19 pandemic, which may result in delays in the collections of our accounts receivables or non-payment.

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions are funded with our cash flows, not debt, may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2020, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

We lease assets in foreign countries, including Canada, the UK and several other European countries. As a lessor, we lease assets for amounts denominated in British Pounds, Euros, and Canadian dollars. As our foreign operations have been smaller compared to our domestic operations, we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

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

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2020, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2020.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2020, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Conduct” and “- Board Committees” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2020 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2021” is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule

See “Financial Statement Schedule II - Valuation and Qualifying Accounts” on page S-1.

(a)(3) Exhibit List

Exhibits 10.2 through 10.10 and 10.34 through 10.36 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, filed on September 19, 2008 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2008).

3.2	Amended and Restated Bylaws of ePlus inc. as amended February 15, 2018 (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 20, 2018).

4.1	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

4.2	Description of ePlus inc.'s securities (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended March 31, 2019).

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

10.3
Amendment #1, effective July 16, 2018,  to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 18, 2018).

10.4
Amendment #2, effective November 14, 2019, to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.5
Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.6
Amendment #1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.7	2017 Non-Employee Director Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 14, 2017).

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

10.20
Amendment No. 6, dated February 15, 2018, to Amended and Restated Business Financing Agreement by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018).

10.21
Amendment No. 7, dated January 15, 2019, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2019).

10.22
Amendment No. 8, dated November 12, 2019, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.  (Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.23
Amendment No. 9, dated March 31, 2020, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.  (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on  April 3, 2020).

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

10.29
Amendment No. 5, dated July 27, 2017, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2017).

10.30
Amendment No. 6, dated February 15, 2018, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.20 to our Annual Report of Form 10-K for the fiscal year ended March 31, 2018).

10.31
Amendment No. 7, dated January 15, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2019).

10.32
Amendment No. 8, dated November 12, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.  (Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.33
Amendment No. 9, dated March 31, 2020, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on  April 3, 2020).

10.34	Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2018).

10.35
Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S Raiguel.  (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on February 6, 2020).

10.36	ePlus inc. Cash Incentive Plan, effective April 1, 2018, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

10.37
Amendment No. 10, dated May 18, 2020, to Amended and Restated Business Financing Agreement between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.  (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 21, 2020).

10.38
Amendment No. 10, dated May 18, 2020, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2020)

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
Date: May 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director (Principal Executive Officer)
Date: May 21, 2020

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 21, 2020

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 21, 2020

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 21, 2020

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Chairman
Date: May 21, 2020

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 21, 2020

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 21, 2020

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison
Date: May 21, 2020

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 21, 2020

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Gross Versus Net Recognition of Sales of Third-Party Software – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is typically the principal in sales of third-party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. The Company recognizes revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the software to the customer. The Company is also the agent in sales of third-party maintenance, software support, and services as the third-party controls the service until it is transferred to the customer. Similarly, the Company is the agent in sales of third-party software and accompanying third-party support when the third-party software benefits the customer only in conjunction with the accompanying support. In these sales, the Company considers the third-party software and support as inputs to a single performance obligation. In all these sales where the Company is the agent, the Company recognizes sales on a net basis at the point that their customer and vendor accept the terms and conditions of the arrangement.

Auditing the Company’s determination of gross or net recognition of third-party software and support sales involved a high degree of subjectivity as it required the evaluation of whether the third-party software benefits the customer only in conjunction with the accompanying support. When the support is determined to be critical or essential to the software, the transaction is viewed as one combined performance obligation, and revenue is recognized net of related costs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion related to the recognition of sales of third-party software included the following, among others:

●	We tested the design and operating effectiveness of management’s controls over the determination of gross or net recognition of third-party software and support sales.
●	For a selection of contracts, we performed the following procedures:
–	Inspected the customer invoice and purchase order to determine whether the sale represented a valid transaction with a customer.
–	Compared the cost per the Company’s records to the cost per the vendor invoice.
–
Evaluated the sale to determine whether it constituted a single or multiple performance obligation(s) through inspection of the customer invoice, purchase order, and information on vendor websites accessed through third-party search engines.

–
Evaluated the sale to determine whether there was accompanying third-party support related to the software, and whether the support was separately identifiable or essential to the functionality of the software through inspection of customer invoices, purchase orders, information on vendor websites accessed through third-party search engines and inquiries with management, as necessary.

Transfers of Financial Assets – Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company enters into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for in accordance with Codification Topic 860. These transfers are accounted for as either a sale or as a pledge of collateral in a secured borrowing. For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. For transfers accounted for as sales, the Company derecognizes the carrying value of the asset transferred plus any liability and recognizes a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations.

Auditing the Company’s determination of whether the transfer should be accounted for as a secured borrowing or a sale involved a high degree of subjectivity. This subjectivity stems from management’s assessment of whether the transferred assets have been isolated from the transferor.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion related to the transfer of financial assets included the following, among others:

•
We tested the design and operating effectiveness of management’s controls over the transfer of financial assets, including management’s controls over the evaluation of the terms of loan documents and accompanying investor data, assignment agreements, and the calculation of the gain or loss.

•
For a selection of transactions, we evaluated the Company’s determination of sale or secured borrowing, by evaluating, among other factors, if the transferred assets have been isolated from the Company. Specifically, we performed the following procedures:

-	Obtained the executed transfer agreement and evaluated whether the Company:
▪	Assigned its rights, titles, interests, estates, claims, and demands to the third-party assignee.
▪
Retained any rights with respect to the payments assigned to the third-party assignee or had been appropriately isolated from the assets. We evaluated opinions from outside legal counsel, when applicable.

–	Obtained and inspected the cash proceeds support from the transfer and compared the cash received to the selling price.
–	Tested the mathematical accuracy of management’s calculation of the gain or loss based on the cash proceeds and the receivable balance as of date of sale.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 21, 2020

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020, of the Company and our report dated May 21, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 21, 2020

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2020	March 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$86,231	$79,816
Accounts receivable—trade, net	374,998	299,899
Accounts receivable—other, net	36,570	41,328
Inventories	50,268	50,493
Financing receivables—net, current	70,169	63,767
Deferred costs	22,306	17,301
Other current assets	9,256	7,499
Total current assets	649,798	560,103

Financing receivables and operating leases—net	74,158	59,032
Property, equipment and other assets	32,596	17,328
Goodwill	118,097	110,807
Other intangible assets—net	34,464	38,928
TOTAL ASSETS	$909,113	$786,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$82,919	$86,801
Accounts payable—floor plan	127,416	116,083
Salaries and commissions payable	30,952	21,286
Deferred revenue	55,480	47,251
Recourse notes payable—current	37,256	28
Non-recourse notes payable—current	29,630	38,117
Other current liabilities	22,986	19,285
Total current liabilities	386,639	328,851

Non-recourse notes payable—long term	5,872	10,502
Deferred tax liability—net	2,730	4,915
Other liabilities	27,727	17,677
TOTAL LIABILITIES	422,968	361,945

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,500 outstanding at March 31, 2020 and 13,611 outstanding at March 31, 2019	144	143
Additional paid-in capital	145,197	137,243
Treasury stock, at cost, 896 shares at March 31, 2020 and 693 shares at March 31, 2019	(68,424)	(53,999)
Retained earnings	410,219	341,137
Accumulated other comprehensive income—foreign currency translation adjustment	(991)	(271)
Total Stockholders’ Equity	486,145	424,253
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$909,113	$786,198

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2020	2019	2018

Net sales
Product	$1,395,288	$1,223,195	$1,289,307
Services	193,116	149,478	129,495
Total	1,588,404	1,372,673	1,418,802
Cost of sales
Product	1,076,773	952,464	1,023,590
Services	120,440	89,821	71,730
Total	1,197,213	1,042,285	1,095,320

Gross profit	391,191	330,388	323,482

Selling, general, and administrative	279,182	237,082	228,127
Depreciation and amortization	14,156	11,824	9,921
Interest and financing costs	2,574	1,948	1,195
Operating expenses	295,912	250,854	239,243

Operating income	95,279	79,534	84,239

Other income (expense)	680	6,696	(348)

Earnings before tax	95,959	86,230	83,891

Provision for income taxes	26,877	23,038	28,769

Net earnings	$69,082	$63,192	$55,122

Net earnings per common share—basic	$5.18	$4.70	$4.00
Net earnings per common share—diluted	$5.15	$4.65	$3.95

Weighted average common shares outstanding—basic	13,327	13,448	13,790
Weighted average common shares outstanding—diluted	13,415	13,578	13,967

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2020	2019	2018

NET EARNINGS	$69,082	$63,192	$55,122

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(720)	(803)	1,115

Other comprehensive income (loss)	(720)	(803)	1,115

TOTAL COMPREHENSIVE INCOME	$68,362	$62,389	$56,237

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2020	2019	2018

Cash flows from operating activities:
Net earnings	$69,082	$63,192	$55,122

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,156	18,639	15,827
Reserve for credit losses	1,004	170	333
Share-based compensation expense	7,954	7,243	6,464
Deferred taxes	(2,185)	3,280	(44)
Payments from lessees directly to lenders—operating leases	(70)	(156)	(1,445)
Gain on disposal of property, equipment, and leased equipment	(814)	(2,027)	(8,694)
Gain on sale of financing receivables	-	(9,077)	(6,796)
Other	-	-	65
Changes in:
Accounts receivable	(64,388)	(34,306)	6,582
Inventories-net	115	(10,929)	54,982
Financing receivables—net	(109,355)	(7,883)	(8,537)
Deferred costs and other assets	(20,982)	5,412	(16,241)
Accounts payable-trade	(8,884)	12,456	258
Salaries and commissions payable, deferred revenue, and other liabilities	35,193	(6,603)	(15,110)
Net cash provided by (used in) operating activities	$(74,174)	$39,411	$82,766

Cash flows from investing activities:
Proceeds from sale of property, equipment, and leased equipment	1,705	3,619	14,403
Purchases of property, equipment, and operating lease equipment	(7,009)	(11,629)	(7,590)
Purchases of assets to be leased or financed	-	(10,368)	(6,378)
Issuance of financing receivables	-	(175,410)	(170,666)
Repayments of financing receivables	-	73,942	78,047
Proceeds from sale of financing receivables	-	73,405	72,225
Cash used in acquisitions, net of cash acquired	(15,035)	(49,764)	(37,718)
Net cash used in investing activities	$(20,339)	$(96,205)	$(57,677)

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2020	2019	2018

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	$141,369	$83,924	$72,389
Repayments of non-recourse and recourse notes payable	(31,880)	(43,054)	(31,302)
Repurchase of common stock	(14,425)	(18,754)	(35,245)
Repayments of financing of acquisitions	(5,763)	(7,634)	(2,104)
Net borrowings (repayments) on floor plan facility	11,333	3,974	(20,503)
Net cash provided by (used) in financing activities	100,634	18,456	(16,765)

Effect of exchange rate changes on cash	294	(44)	114

Net increase (decrease) in cash and cash equivalents	6,415	(38,382)	8,438

Cash and cash equivalents, beginning of period	79,816	118,198	109,760

Cash and cash equivalents, end of period	$86,231	$79,816	$118,198

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,260	$1,862	$602
Cash paid for income taxes	$28,356	$19,938	$32,134
Cash paid for amounts included in the measurement of lease liabilities	$5,613	$-	$-
Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$-	$520	$591
Purchases of property, equipment, and operating lease equipment	$(329)	$(1,874)	$(290)
Purchases of assets to be leased or financed	$-	$(13,663)	$(5,089)
Issuance of financing receivables	$-	$(119,024)	$(132,982)
Repayments of financing receivables	$-	$-	$13,018
Proceeds from sale of financing receivables	$-	$142,418	$143,956
Consideration for acquisitions	$(241)	$(257)	$(12,050)
Borrowing of non-recourse and recourse notes payable	$114,439	$75,164	$16,066
Repayments of non-recourse and recourse notes payable	$(70)	$(156)	$(19,372)
Vesting of share-based compensation	$8,990	$12,816	$12,037
Repurchase of common stock	$-	$-	$(771)
New operating lease assets obtained in exchange for lease obligations	$6,035	$-	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2017	14,161	$142	$123,536	$-	$222,823	$(583)	$345,918
Issuance of restricted stock awards	67	-	-	-	-	-	-
Share-based compensation	-	-	6,464	-	-	-	6,464
Repurchase of common stock	(467)	-	-	(36,016)	-	-	(36,016)
Net earnings	-	-	-	-	55,122	-	55,122
Foreign currency translation adjustment	-	-	-	-	-	1,115	1,115
Balance, March 31, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603

Issuance of restricted stock awards	75	1	-	-	-	-	1
Share-based compensation	-	-	7,243	-	-	-	7,243
Repurchase of common stock	(225)	-	-	(17,983)	-	-	(17,983)
Net earnings	-	-	-	-	63,192	-	63,192
Foreign currency translation adjustment	-	-	-	-	-	(803)	(803)

Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	93	1	-	-	-	-	1
Share-based compensation	-	-	7,954	-	-	-	7,954
Repurchase of common stock	(204)	-	-	(14,425)	-	-	(14,425)
Net earnings	-	-	-	-	69,082	-	69,082
Foreign currency translation adjustment	-	-	-	-	-	(720)	(720)

Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2020, 2019, and 2018

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises in North America and the United Kingdom (“UK”).

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal years 2020, 2019 and 2018 are included in the consolidated financial statements from the dates of acquisition.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual asset values, vendor consideration, lease classification, goodwill and intangibles, reserves for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method, which requires that the total purchase price for each of the acquired entity be allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value.

We record any premium paid over the fair value of the acquired net assets as goodwill. Our initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. We include the results of operations for the acquired company in our financial statements from the acquisition date.

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. We have a lockbox account whose purpose is to collect and distribute customer payments under financing arrangements. As of March 31, 2020, and March 31, 2019, we had no amounts being held in trust for third party recipients within our lockbox account. As of March 31, 2020, and March 31, 2019, there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our risk on accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated by transferring certain financial assets to financial institutions on a non-recourse basis and, concerning leases, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 40%, 42%, and 42%, of our technology segment net sales for the years ended March 31, 2020, 2019, and 2018, respectively.

DEFERRED COSTS — When a contract is within the scope of Accounting Standards Codification (“Codification”) Topic 606, Revenue from Contracts with Customers (“Codification Topic 606”), we defer costs of fulfilling the contract when they generate or enhance resources that will be used by us in satisfying performance obligations in the future. Additionally, we capitalize costs that are incremental to obtaining the contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation.

DEFERRED REVENUE — We recognize deferred revenue when cash payments are received or due in advance of our performance.

EARNINGS PER SHARE — Basic earnings per share is calculated by dividing net earnings attributable to common stockholders by the basic weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could participate in our earnings, including restricted stock awards during each period.

FAIR VALUE MEASUREMENT — We follow the guidance in Codification Topic 820 Fair Value Measurements (“Codification Topic 820”) which governs how to measure fair value for financial reporting. This topic defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. This topic also establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

●
Level 2 – Inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets, that are observable for the asset or liability, either directly or indirectly.

●
Level 3 – Unobservable inputs for the asset or liability. The fair values are determined based on model-based techniques such as discounted cash flow models using inputs that we could not corroborate with market data.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2020, the carrying amounts of our notes receivables, recourse and non-recourse payables were $54.8 million, $37.3 million and $35.5 million, respectively, and their fair values were $55.4 million, $37.3 million and $35.5 million, respectively. At March 31, 2019, the carrying amounts of our notes receivables and non-recourse payables were $40.4 million and $48.6 million, respectively, and their fair values were $40.5 million and $48.7 million, respectively. The carrying amount and fair value of our recourse notes payable at March 31, 2019, were insignificant.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, sales-type leases and operating leases. We issue financing receivables for periods generally between 2 to 6 years, with most terms ranging between 3 to 4 years. When we lease equipment under an operating lease, we recognize the underlying asset at cost and depreciate it on a straight-line bases over its estimated useful life. We estimate that the useful life for most information technology (“IT”) equipment under lease is 4 years.

FOREIGN CURRENCY TRANSLATION — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense) on our consolidated statement of operations. We recognized a loss of $0.4 million, a gain of $0.4 million, and a loss of $0.8 million due to foreign currency translations for the years ended March 31, 2020, 2019, and 2018, respectively.

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

INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our determination of the net realizable value for inventories is based on the terms of underlying purchase commitments from our customers, current economic conditions including the impact of COVID-19, and other relevant factors.

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

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. We recognize property and equipment obtained through a business combination at its fair market value as of the acquisition date. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. We typically depreciate internal use IT equipment over three years, perpetual software licenses over five years, furniture and fixtures over five years, and telecommunications equipment over seven years.

RESERVES FOR CREDIT LOSSES —We maintain our reserves for credit losses related to our accounts receivable and financing receivables at levels believed to be adequate to absorb potential losses inherent in their respective balances. We increase our reserve for credit losses through a charge to bad debt expense for potential losses. We decrease our reserve for credit losses when we charge off the related receivable in the period the receivables are deemed uncollectable. We recognize recoveries of receivables previously charged off when received.

Our determination of the adequacy of the reserves for credit losses for accounts receivable is based on the age of the receivable balance, our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions including the impact of COVID-19, and other relevant factors.

Our determination of the adequacy of the reserve for credit losses for financing receivables is based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions including the impact of COVID-19, the fair value of the underlying collateral, and the volume, growth, and composition of our portfolio, and other relevant facts.

Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We update the internal credit quality rating at least annually or when an indicator of a change in credit quality arises, such as a delinquency or bankruptcy.

RESIDUAL ASSETS — Our estimate for the residual asset in a lease is the amount we expect to derive from the underlying asset following the end of the lease term.  In a sales-type lease, we recognize the unguaranteed residual asset, measured on a discounted basis, upon lease commencement. In our subsequent accounting for the lease, we increase the unguaranteed residual asset using the effective interest method. We evaluate residual values for impairment on a quarterly basis. We recognize impairments as incurred. We do not recognize upward adjustments due to changes in estimates of residual values.

REVENUE RECOGNITION — We recognize most of our revenues from the sales of third-party products, third-party software, third-party maintenance, software support, and services, ePlus professional and managed services, and hosting ePlus proprietary software. We recognize revenue from these sales under the guidance in Codification Topic 606.

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

We typically invoice our customers for third-party products upon shipment, unless our customers lease the equipment through our financing segment, in which case the arrangement is accounted for as a lease in accordance with Codification Topic 842, Leases (“Codification Topic 842”). We typically invoice our customers for third-party software upon delivery and third-party services at the point of sale, unless our customers finance these assets equipment through our financing segment, in which case we record a financing receivable based on the terms of the arrangement.

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

Sales of third-party maintenance, software support, and services

We are the agent in sales of third-party maintenance, software support, and services as the third-party controls the service until it is transferred to the customer. Similarly, we are the agent in sales of third-party software and accompanying third-party support when the third-party software benefits the customer only in conjunction with the accompanying support. In these sales, we consider the third-party software and support as inputs to a single performance obligation. In all these sales where we are the agent, we recognize sales on a net basis at the point that our customer and vendor accept the terms and conditions of the arrangement.

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

We account for transfers of our financial assets, under Codification Topic 860 Transfers and Servicing (“Codification Topic 860”). When a transfer meets all the requirements for sale accounting, we derecognize the financial asset and record a net gain or loss that is included in net sales.

Service Revenue

Sales of ePlus professional, managed services, and staffing

ePlus professional services offerings include assessments, project management, and staging, configuration, and integration. ePlus managed service offerings range from monitoring and notification to a fully outsourced network management solution. ePlus staffing delivers a full range of staffing solutions, including short-term, long-term, temporary-to-hire, and direct-hire IT professionals. In all these arrangements, we satisfy our performance obligation and recognize revenue over time.

In arrangements for ePlus professional services and staffing, we provide services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. We typically measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method.

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

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We capitalized development costs for internal use software of $0.2 million, $2.5 million and $2.1 million during the years ended March 31, 2020, 2019 and 2018, respectively. We had capitalized costs, net of amortization, of approximately $4.5 million and $5.4 million at March 31, 2020, and March 31, 2019, respectively, that is included in the accompanying consolidated balance sheets as a component of other intangible assets-net.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2020, and 2019 were $20.8 million and $13.1 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

We recognize rebates pursuant to volume incentive programs, when the rebate is probable and reasonably estimable, based on a systematic and rational allocation of the cash consideration offered to the underlying transactions that result in our progress toward earning the rebate. When a rebate is not probable or not reasonably estimable, we recognized the rebate as the milestones are achieved or as cash is received.

We recognize rebates pursuant to shared marketing expense programs as a reduction of the related selling and administrative expenses in the period the program occurs when the consideration represents a reimbursement of specific, incremental, identifiable costs. We recognize consideration that exceeds the specific, incremental, identifiable costs as a reduction of cost of sales.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS —We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in our quarter ended June 30, 2019 using a transition option that allows entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition option, we do not update the financial information and disclosures for comparative periods.

As part of our transition, we elected a package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases. As a result of our adoption, we recorded an initial impact to our consolidated balance sheets of establishing right-of-use assets of $12.7 million and lease liabilities of $12.3 million and a reduction in prepaid assets of $0.4 million at the beginning of our quarter ended June 30, 2019.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We are adopting this update in our quarter ending June 30, 2020. Our adoption of this update, including the cumulative-effect adjustment to retained earnings, is not significant to our financial statements.

3.	REVENUES

Contract balances

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $33.1 million, $16.2 million and $28.1 million of receivables from contracts with customers included within financing receivables as of March 31, 2020, 2019 and 2018, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	Years Ended March 31,
Contract liabilities	2020	2019	2018
Current (included in deferred revenue)	$54,486	$46,356	$34,643
Non-current (included in other liabilities)	$16,395	$13,593	$12,699

Revenue recognized from the beginning contract liability balance was $53.5 million and $32.0 million for the fiscal year ended March 31, 2020, and 2019, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

Year ending March 31, 2021	$28,701
2022	10,815
2023	3,892
2024	628
2025 and thereafter	554
Total remaining performance obligations	$44,590

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

The following table provides the profit recognized for sales-type leases at their commencement date (in thousands):

Year ended March 31, 2020
Net sales	$15,631
Cost of sales	13,039
Gross Profit	$2,592

The following table provides interest income in aggregate for sales-type leases and lease income for operating leases (in thousands):

Year ended March 31, 2020
Interest Income on sales-type leases	$6,623
Lease income on operating leases	$18,534

FINANCING RECEIVABLES—NET

Our financing receivables, net consist of the following (in thousands):

March 31, 2020	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$55,417	$69,492	$124,909
Estimated unguaranteed residual value (1)	-	21,862	21,862
Initial direct costs, net of amortization (2)	212	247	459
Unearned income	-	(11,612)	(11,612)
Reserve for credit losses (3)	(798)	(610)	(1,408)
Total, net	$54,831	$79,379	$134,210
Reported as:
Current	$31,181	$38,988	$70,169
Long-term	23,650	40,391	64,041
Total, net	$54,831	$79,379	$134,210

(1)	Includes estimated unguaranteed residual values of $14,972 thousand for sales-type leases, which have been sold and accounted for as sales.
(2)	Initial direct costs are shown net of amortization of $295 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

March 31, 2019	Notes Receivables	Lease-Related Receivables	Total Financing Receivables
Minimum payments	$40,563	$64,201	$104,764
Estimated unguaranteed residual value (1)	-	14,639	14,639
Initial direct costs, net of amortization (2)	377	332	709
Unearned income	-	(7,671)	(7,671)
Reserve for credit losses (3)	(505)	(530)	(1,035)
Total, net	$40,435	$70,971	$111,406
Reported as:
Current	$30,852	$32,914	$63,766
Long-term	9,583	38,057	47,640
Total, net	$40,435	$70,971	$111,406

(1)	Includes $8,996 thousand for estimated residual values of sales-type leases and direct financing leases for which we sold the financing assets.
(2)	Initial direct costs are shown net of amortization of $275 thousand.
(3)	For details on reserve for credit losses, refer to Note 7, “Reserves for Credit Losses.”

Future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2020, are as follows (in thousands):

Year ending March 31, 2021	$39,414
2022	16,471
2023	9,396
2024	2,597
2025 and thereafter	1,614
Total	$69,492

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2020	March 31, 2019
Cost of equipment under operating leases	$21,276	$21,532
Accumulated depreciation	(11,159)	(10,139)
Investment in operating lease equipment—net (1)	$10,117	$11,393

(1)	Amounts include estimated unguaranteed residual values of $3.1 million and $2.9 million as of March 31, 2020, and 2019, respectively.

Future scheduled minimum lease rental payments as of March 31, 2020, are as follows (in thousands):

Year ending March 31, 2021	$4,844
2022	2,982
2023	1,653
2024	465
2025 and thereafter	22
Total	$9,966

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as secured borrowings in accordance with Codification Topic 860.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2020, and March 31, 2019, we had financing receivables of $34.6 million and $50.2 million, respectively, and operating leases of $6.7 million and $7.8 million, respectively which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2020, 2019, and 2018, we recognized net gains of $21.8 million, $9.1 million, and $6.8 million, respectively, and total proceeds from these sales were $593.7 million, $276.1 million, and $267.3 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both March 31, 2020, and March 31, 2019, we had deferred revenue of $0.4 million, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2020, our maximum potential future payments related to such guarantees is not material. We believe the possibility of making any payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $5.6 million as part of selling, general, and administrative expenses during the year ended March 31, 2020.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2020:

Lease term and Discount Rate	March 31, 2020
Weighted average remaining lease term (months)	38
Weighted average discount rate	3.9%

As of March 31, 2020, we have future lease payments under our operating leases (in thousands):

March 31, 2020
Year ending March 31, 2021	$4,904
2022	4,038
2023	3,054
2024	1,206
Thereafter	762
Total lease payments	$13,964
Less: Interest	(823)
Present value of lease liabilities	$13,141

Disclosures related to periods prior to our adoption of Codification Topic 842:

We had annual rent expense relating to operating leases of $5.2 million and $6.7 million for the years ended March 31, 2019, and 2018, respectively. As of March 31, 2019, we had future minimum lease payments under operating leases as follows (in thousands):

March 31, 2019
Year ending March 31, 2020	$4,530
2021	4,026
2022	2,727
2023	2,025
2024 and thereafter	293
Total lease payments	$13,601

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2020, and March 31, 2019, respectively (in thousands):

	March 31, 2020			March 31, 2019
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning balance	$119,480	$(8,673)	$110,807	$85,297	$(8,673)	$76,624
Acquisitions	7,410	-	7,410	34,352	-	34,352
Foreign currency translations	(120)	-	(120)	(169)	-	(169)
Ending balance	$126,770	$(8,673)	$118,097	$119,480	$(8,673)	$110,807

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of March 31, 2020, relates to our technology reportable segment, which we also determined to be one reporting unit. The change in our goodwill balance during the year ended March 31, 2020, relates to our acquisition of certain assets and liabilities of Innovative Technology Systems & Solutions, Inc. (“ABS Technology”), which is partially offset by adjustments related to our acquisition of SLAIT Consulting, LLC (“SLAIT”) and foreign exchange translations. See Note 16, “Business Combinations”.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2019, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

During the fourth quarter of fiscal year 2020, we determined that the uncertainty associated with the economic environment stemming from the COVID-19 pandemic was a triggering event and we elected to perform a quantitative goodwill impairment test. We concluded that the fair value of our technology reporting unit substantially exceeded its carrying value as of March 31, 2020. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at March 31, 2020, and March 31, 2019 (in thousands):

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$63,006	$(33,000)	$30,006	$57,407	$(23,865)	$33,542
Capitalized software development	10,385	(5,927)	4,458	10,188	(4,802)	5,386
Total	$73,391	$(38,927)	$34,464	$67,595	$(28,667)	$38,928

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years. Total amortization expense was $9.4 million, $7.9 million, and $6.4 million for the years ended March 31, 2020, 2019 and 2018, respectively. Amortization expense is estimated to be $8.2 million, $6.6 million, $5.1 million, $3.8 million, and $2.7 million for the years ended March 31, 2021, 2022, 2023, 2024 and 2025, respectively.

See Note 16, “Business Combinations” for additional information regarding acquired intangibles.

7.	RESERVES FOR CREDIT LOSSES

Activity in our reserves for credit losses for the years ended March 31, 2020, 2019 and 2018 were as follows (in thousands):

	Accounts Receivable	Notes Receivable	Lease-Related Receivables	Total
Balance as of March 31, 2017	$1,279	$3,434	$679	$5,392
Provision for credit losses	264	73	125	462
Write-offs and other	(5)	(3,021)	(164)	(3,190)
Balance as of March 31, 2018	1,538	486	640	2,664
Provision for credit losses	195	250	(110)	335
Write-offs and other	(154)	(231)	-	(385)
Balance as of March 31, 2019	1,579	505	530	2,614
Provision for credit losses	627	293	84	1,004
Write-offs and other	(425)	-	(4)	(429)
Balance as of March 31, 2020	$1,781	$798	$610	$3,189

Our reserve for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on our impairment method were as follows (in thousands):

	March 31, 2020		March 31, 2019
	Notes Receivable	Lease- Related Receivables	Notes Receivable	Lease- Related Receivables
Reserves for credit losses:
Ending balance: collectively evaluated for impairment	$736	$610	$443	$530
Ending balance: individually evaluated for impairment	62	-	62	-
Ending balance	$798	$610	$505	$530

Minimum payments:
Ending balance: collectively evaluated for impairment	$55,005	$69,492	$40,501	$64,201
Ending balance: individually evaluated for impairment	412	-	62	-
Ending balance	$55,417	$69,492	$40,563	$64,201

The net credit exposure for the balance evaluated individually for impairment as of  March 31, 2020, and March 31, 2019 was $0.1 million, which is related to one customer.

We place receivables on non-accrual status when events occur that indicate a receivable will not be collectable (such as a customer bankruptcy). We charge off uncollectable financing receivables when we stop pursuing collection. The age of the recorded minimum lease payments and net credit exposure associated with our investment in sales-type leases that are past due disaggregated based on our internally assigned credit quality rating (“CQR”) were as follows as of March 31, 2020, and 2019 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure
March 31, 2020

High CQR	$951	$105	$922	$1,978	$1,181	$33,581	$36,740	$(4,766)	$(19,823)	$12,151
Average CQR	46	107	112	265	1,106	31,381	32,752	(3,646)	(18,693)	10,413
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$997	$212	$1,034	$2,243	$2,287	$64,962	$69,492	$(8,412)	$(38,516)	$22,564

March 31, 2019

High CQR	$325	$41	$10	$376	$543	$29,503	$30,422	$(2,799)	$(11,044)	$16,579
Average CQR	22	54	15	91	125	33,563	33,779	(2,508)	(20,848)	10,423
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$347	$95	$25	$467	$668	$63,066	$64,201	$(5,307)	$(31,892)	$27,002

The age of the recorded notes receivable balance disaggregated based on our internally assigned CQR were as follows as March 31, 2020, and 2019 (in thousands)

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure
March 31, 2020

High CQR	$1,332	$2	$280	$1,614	$2,878	$29,057	$33,549	$(18,341)	$15,208
Average CQR	140	44	142	326	1,135	19,995	21,456	(16,636)	4,820
Low CQR	63	-	152	215	-	197	412	-	412
Total	$1,535	$46	$574	$2,155	$4,013	$49,249	$55,417	$(34,977)	$20,440

March 31, 2019

High CQR	$990	$40	$30	$1,060	$3,813	$28,113	$32,986	$(18,245)	$14,741
Average CQR	105	34	7	146	137	7,232	7,515	(1,507)	6,008
Low CQR	-	-	62	62	-	-	62	-	62
Total	$1,095	$74	$99	$1,268	$3,950	$35,345	$40,563	$(19,752)	$20,811

We estimate losses on our net credit exposure to be between 0% - 5% for customers with high CQR, as these customers are investment grade or the equivalent of investment grade. We estimate losses on our net credit exposure to be between 2% - 15% for customers with average CQR, and between 15% - 100% for customers with low CQR, which includes customers in bankruptcy.

8.	PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2020	March 31, 2019
Furniture, fixtures and equipment	$24,657	$23,295
Leasehold improvements	6,964	6,010
Capitalized software	3,513	3,421
Vehicles	315	302
Total assets	35,449	33,028

Accumulated depreciation and amortization	(28,296)	(25,714)
Property and equipment - net	$7,153	$7,314

For the years ended March 31, 2020, 2019 and 2018, depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $4.8 million, $4.7 million, and $4.1 million, respectively.

OTHER ASSETS AND LIABILITIES

Our other assets and liabilities consist of the following (in thousands):

	March 31, 2020	March 31, 2019
Other current assets:
Deposits & funds held in escrow	$926	$438
Prepaid assets	7,946	6,425
Other	384	636
Total	$9,256	$7,499

Property, equipment and other assets:
Property and equipment, net	$7,153	$7,314
Deferred costs - non-current	10,957	8,856
Right-of-use assets	13,066	-
Other	1,420	1,158
Total	$32,596	$17,328

Other current liabilities:
Accrued expenses	$10,024	$7,813
Accrued income taxes payable	406	181
Contingent consideration - current	220	5,162
Short-term lease liability	4,815	-
Other	7,521	6,129
Total	$22,986	$19,285

Other liabilities:
Deferred revenue	$16,693	$13,789
Contingent consideration - long-term	-	3,780
Long-term lease liability	8,326	-
Other	2,708	108
Total	$27,727	$17,677

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

Recourse Notes Payable

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against the assets serving as collateral, and against us. As of March 31, 2020, recourse notes payable included $35.0 million outstanding under our revolving credit facility with Wells Fargo, which had a weighted average interest rate of 3.49%. There were no amounts outstanding as of March 31, 2019.

As of March 31, 2020, and March 31, 2019, we had $2.3 million and $28 thousand, respectively, of borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our recourse notes payable was 2.55% and 4.00%, as of March 31, 2020, and March 31, 2019, respectively.

Non-recourse Notes Payable

Non-recourse notes payable consist of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2020, and March 31, 2019, we had $35.5 million and $48.6 million, respectively, of nonrecourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.84% and 4.68%, as of March 31, 2020, and March 31, 2019, respectively.

Credit Facility

Within our technology segment, ePlus Technology, inc. and certain of its subsidiaries finance their operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. Under the floor plan component, we had outstanding balances of $127.4 million and $116.1 million as of March 31, 2020, and 2019, respectively. Under the accounts receivable component, we had an outstanding balance as of March 31, 2020, of $35.0 million and no outstanding balance as of March 31,2019. As of March 31, 2020, the facility agreement had an aggregate limit of the two components of $300 million, and the accounts receivable component had a sub-limit of $75 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one-half percent.

As of March 31, 2020, except during a temporary uplift, the facility had an aggregate limit of $250 million for the two components and the accounts receivable component had a sub-limit of $50 million, which bears interest assessed at a rate of the One Month LIBOR plus two and one-half percent. We had an election beginning July 1 in each year to temporarily increase the aggregate limit of the two components to $350 million ending the earlier of 90 days following the election or October 31 of that same year.

On March 31, 2020, we executed an additional amendment to the WFCDF credit facility that temporarily increased the aggregate limit of the two components from $250.0 million to $300.0 million through May 5, 2020. Similarly, the amendment temporarily increased the limit on the accounts receivable component of the WFCDF credit facility to $75.0 million through April 14, 2020.

The credit facility has full recourse to ePlus Technology, inc. and certain of its subsidiaries and is secured by a blanket lien against all its assets, such as receivables and inventory. Availability under the facility may be limited by the asset value of equipment we purchase or accounts receivable and may be further limited by certain covenants and terms and conditions of the facility. These covenants include but are not limited to a minimum excess availability of the facility and minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) of ePlus Technology, inc. We are in compliance with these covenants as of March 31, 2020.

In addition, the facility restricts the ability of ePlus Technology, inc. to transfer funds to its affiliates in the form of dividends, loans or advances with certain exceptions for dividends to ePlus inc. More specifically, ePlus Technology, inc. may make loans or advances in the ordinary course of business up to $30.0 million, if (i) we are not in default under the terms and conditions of the agreement, and (ii) our available borrowing as defined in the credit facility is not less than $20.0 million. Loans or advances to affiliates outside of normal course of business are not permitted without prior written consent. In addition, ePlus Technology, inc. may make a dividend to ePlus inc. if, after giving effect to such dividend and as of the date of the dividend; (i) we are not in default under the terms and conditions of the agreement, (ii) our available borrowing as defined in the credit facility is not less than $20.0 million, and (iii) we do not have any outstanding borrowings under the accounts receivable component of the credit facility. In the amendment executed on March 31, 2020, the restriction on borrowings under the accounts receivable component of the credit facility was removed as of March 31, 2020. Accordingly, as of March 31, 2020, there were no restricted net assets of ePlus Technology inc.

The facility also requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end and also includes that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice. We are not, and do not believe that we are reasonably likely to be, in breach of the WFCDF credit facility. In addition, we do not believe that the covenants of the WFCDF credit facility materially limit our ability to undertake financing.

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

On May 18, 2020, we executed an additional amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275.0 million. Additionally, we have an election to temporarily increase the aggregate limit to $350.0 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100.0 million, reduced the interest rate to LIBOR plus 2.00%, and removed certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

Recourse and non-recourse notes payable as of March 31, 2020, mature as follows (in thousands):

	Recourse Notes Payable	Non-Recourse Notes Payable

Year ending March 31, 2021	$37,256	$29,630
2022	-	3,998
2023	-	1,334
2024	-	510
2025 and thereafter	-	30
	$37,256	$35,502

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect the Company’s financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect the Company due to legal costs and expenses, diversion of management attention and other factors. The Company expenses legal costs in the period incurred. The Company cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the Company in the future, and these matters could relate to prior, current or future transactions or events.

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2020, 2019 and 2018(in thousands, except per share data).

	2020	2019	2018

Net earnings attributable to common shareholders - basic and diluted	$69,082	$63,192	$55,122

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,327	13,448	13,790
Effect of dilutive shares	88	130	177
Weighted average shares common outstanding — diluted	13,415	13,578	13,967

Earnings per common share - basic	$5.18	$4.70	$4.00

Earnings per common share - diluted	$5.15	$4.65	$3.95

12.	STOCKHOLDERS’ EQUITY

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

During the year ended March 31, 2020, we purchased 161,976 shares of our outstanding common stock at an average cost of $70.39 per share for a total purchase price of $11.4 million under the share repurchase plan; we also purchased 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

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

Share-Based Plans

In each of the years ended March 31, 2020, 2019 and 2018, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2008 Non-Employee Director Long-Term Incentive Plan (“2008 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”).

2008 Director LTIP

On September 15, 2008, our stockholders approved the 2008 Director LTIP that was adopted by the Board on June 25, 2008. Under the 2008 Director LTIP, 500,000 shares had been authorized for grant to non-employee directors. The purpose of the 2008 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. Directors may elect to receive their cash compensation in restricted stock. These restricted shares are prohibited from being sold, transferred, assigned, pledged or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant. Upon shareholder approval of the 2017 Director LTIP, which occurred on September 12, 2017, the 2017 Director LTIP replaced the 2008 Director LTIP, and no new awards were made under the 2008 Director LTIP. However, any outstanding awards previously granted under the 2008 Director LTIP continued in effect. As of March 31, 2020, there are no further unvested awards from this plan.
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

Stock Option Activity

During the years ended March 31, 2020, 2019, and 2018, we did not grant any stock options, nor did we have any outstanding stock options.

Restricted Stock Activity

During the year ended March 31, 2020, we granted 8,887 restricted shares under the 2017 Director LTIP and 85,132 restricted shares under the 2012 Employee LTIP.

Cumulatively, as of March 31, 2020, we granted a total of 23,243 restricted shares under the 2017 Director LTIP and 904,555 restricted shares under the 2012 Employee LTIP

A summary of the non-vested restricted shares for year ended March 31, 2020 as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2019	224,000	$67.70
Granted	94,019	$72.93
Vested	(123,250)	$62.07
Forfeited	(1,189)	$81.84
Nonvested March 31, 2020	193,580	$73.74

In each of the years ended March 31, 2020, 2019 and 2018, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2020, 2019, and 2018 was $72.93, $94.22, and $80.24, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2020, 2019, and 2018 was $7.6 million, $6.6 million, and $6.0 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP and the 2017 Director LTIP allow the Company to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2020, we withheld 41,817 shares of common stock, at a value of $3.0 million, which was included in treasury stock. For the year ended March 31, 2019, the Company had withheld 40,092 shares of common stock,  at a value of $3.9 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2020, 2019 and 2018, we recognized $8.0 million, $7.2 million and $6.5 million, respectively, of total share-based compensation expense. We recognized tax benefits related to share-based compensation of $2.2 million, $2.0 million, and $1.9 million for the years ended March 31, 2020, 2019, and 2018, respectively, which were included as a reduction to our provision for income taxes. As of March 31, 2020, the total unrecognized compensation expense related to non-vested restricted stock was $8.1 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required. The decision whether to make contributions is entirely within our discretion.  For the years ended March 31, 2020, 2019 and 2018, our employer contributions for the plan were approximately $2.8 million, $2.4 million and $2.1 million, respectively.

14.	INCOME TAXES

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted on March 27, 2020. The purpose of the CARES Act is to provide emergency assistance and health care response for individuals, families, and businesses affected by the 2020 coronavirus pandemic. We evaluated the potential impacts to the tax amounts recorded in these financial statements and there is no significant impact.

We account for our tax positions in accordance with Codification Topic 740. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2020, and March 31, 2019. We had no additions or reductions to our gross  uncertain income tax positions during the year ended March 31, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2017, 2018 and 2019 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2020	2019	2018

Statutory federal income tax rate	21.0%	21.0%	31.5%
Income tax expense computed at the U.S. statutory federal rate	$20,182	$18,139	$26,505
Effect of federal reduction of statutory rate	-	-	(1,654)
State income tax expense—net of federal benefit	5,659	4,795	3,842
Non-deductible executive compensation	613	630	658
Other	423	(526)	(582)
Provision for income taxes	$26,877	$23,038	$28,769
Effective income tax rate	28.0%	26.7%	34.3%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018
Current:
Federal	$19,367	$12,709	$23,196
State	9,520	6,591	5,377
Foreign	200	454	240
Total current expense	29,087	19,754	28,813

Deferred:
Federal	(492)	3,826	(611)
State	(1,799)	(249)	154
Foreign	81	(293)	413
Total deferred expense (benefit)	(2,210)	3,284	(44)

Provision for income taxes	$26,877	$23,038	$28,769

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the adoption of Codification Topic 842, we recorded a deferred tax asset related to the lease liabilities and recorded a deferred tax liability related to the right-of-use assets. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2020	2019
Deferred Tax Assets:
Accrued vacation	$1,966	$2,167
Deferred revenue	3,175	1,260
Reserve for credit losses	792	587
Restricted stock	1,575	1,455
Other accruals and reserves	608	1,430
Accrued bonus	2,426	-
Lease Liabilities	2,550	-
Other credits and carryforwards	1,385	1,065
Gross deferred tax assets	14,477	7,964
Less: valuation allowance	(1,385)	(1,065)
Net deferred tax assets	13,092	6,899

Deferred Tax Liabilities:
Property and equipment	(2,102)	(2,150)
Operating leases	(10,098)	(9,197)
Prepaid expenses	(817)	-
Right-of-use assets	(2,535)	-
Tax deductible goodwill	(270)	(467)
Total deferred tax liabilities	(15,822)	(11,814)

Net deferred tax liabilities	$(2,730)	$(4,915)

As of March 31, 2020, we have state capital loss carryforwards of approximately $1.3 million, which have been fully reserved. The valuation allowance resulted from management’s determination, based on available evidence, that it was more likely than not that the state capital loss deferred tax asset balance may not be realized. If not realized, the state capital loss carryforwards will generally expire in 5 years.

15.	FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2020, and March 31, 2019 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Money market funds	$128	$128	$-	$-

Liabilities:
Contingent consideration	$220	$-	$-	$220

March 31, 2019
Assets:
Money market funds	$50	$50	$-	$-
Liabilities:
Contingent consideration	$8,942	$-	$-	$8,942

During the years ended March 31, 2020, and March 31, 2019, we recorded adjustments of $1.4 million and $1.6 million to reflect increases in the fair value of our existing contingent consideration liabilities, respectively, and paid $10.1 million and $6.1 million, respectively, to satisfy the obligations of our contingent consideration arrangements. During the year ended March 31, 2018, we recorded $12.0 million in initial contingent consideration due to business acquisitions and recorded adjustments of $1.5 million that increased the fair value of our liability for contingent consideration. We recognized the adjustments to our contingent consideration within general and administrative expenses in our consolidated statement of operations.

16.	BUSINESS COMBINATIONS

ABS Technology

On August 23, 2019, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of ABS Technology, a Virginia Beach, Virginia- headquartered solutions provider with deep expertise in managed services, networking, collaboration, and security solutions. ABS Technology enhances ePlus’ existing solutions portfolio and market position in Richmond and southern Virginia.

Our sum of consideration transferred is $15.3 million consisting of $13.8 million paid in cash at closing plus $1.7 million that is being paid primarily upon the collection of certain accounts receivable, of which $1.5 million was paid by March 31, 2020, and less $0.2 million that was repaid to us in December 2019 due to a working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

We recognized goodwill related to this transaction of $34.3 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the reporting period ending March 31, 2019, as though the acquisition date had been April 1, 2018, is not material.

The amounts above reflect a measurement period adjustment recorded in our fiscal ended March 31, 2020, that increased the purchase consideration related to a working capital adjustment by $8 thousand, increased identifiable net assets by $59 thousand and decreased goodwill by $51 thousand.

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

We recognized goodwill related to this transaction of $7.2 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the year ended March 31, 2018, as though the acquisition date had the acquisition date been April 1, 2017, is not material.

17.	SEGMENT REPORTING

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

Our reportable segment information was as follows (in thousands):

	Fiscal Year Ended
	March 31, 2020			March 31, 2019			March 31, 2018
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total
Sales
Product	$1,337,022	$58,266	$1,395,288	$1,180,042	$43,153	$1,223,195	$1,243,270	$46,037	$1,289,307
Service	193,116	-	193,116	149,478	-	149,478	129,495	-	129,495
Net sales	$1,530,138	$58,266	$1,588,404	$1,329,520	$43,153	$1,372,673	$1,372,765	$46,037	$1,418,802

Cost of Sales
Product	1,069,110	7,663	1,076,773	945,037	7,427	952,464	1,013,748	9,842	1,023,590
Service	120,440	-	120,440	89,821	-	89,821	71,730	-	71,730
Total cost of sales	1,189,550	7,663	1,197,213	1,034,858	7,427	1,042,285	1,085,478	9,842	1,095,320
Gross Profit	340,588	50,603	391,191	294,662	35,726	330,388	287,287	36,195	323,482

Selling, general, and administrative	264,123	15,059	279,182	226,112	10,970	237,082	214,980	13,147	228,127
Depreciation and amortization	14,016	140	14,156	11,812	12	11,824	9,918	3	9,921
Interest and financing costs	294	2,280	2,574	-	1,948	1,948	-	1,195	1,195
Operating expenses	278,433	17,479	295,912	237,924	12,930	250,854	224,898	14,345	239,243

Operating income	62,155	33,124	95,279	56,738	22,796	79,534	62,389	21,850	84,239

Other income			680			6,696			(348)

Earnings before tax			$95,959			$86,230			$83,891

Net Sales
Contracts with customers	$1,514,507	$4,589	$1,519,096	$1,308,405	$3,577	$1,311,982	$1,356,225	$13,732	$1,369,957
Financing and other	15,631	53,677	69,308	21,115	39,576	60,691	16,540	32,305	48,845
Net Sales	$1,530,138	$58,266	$1,588,404	$1,329,520	$43,153	$1,372,673	$1,372,765	$46,037	$1,418,802

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$14,516	$4,640	$19,156	$12,661	$5,978	$18,639	$10,461	$5,366	$15,827
Purchases of property, equipment and operating lease equipment	$4,842	$2,167	$7,009	$6,042	$5,587	$11,629	$5,353	$2,237	$7,590

Selected Financial Data - Balance Sheet

Total assets	$709,854	$199,259	$909,113	$607,998	$178,200	$786,198	$537,776	$217,695	$755,471

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
Customer end market:
Technology	$324,239	$293,362	$330,241
Telecom, Media & Entertainment	289,958	175,260	194,292
Financial Services	191,679	202,074	201,712
SLED	243,092	223,330	234,141
Healthcare	233,894	193,754	189,889
All others	247,276	241,740	222,490
Net sales	1,530,138	1,329,520	1,372,765

Financing and other	(15,631)	(21,115)	(16,540)

Revenue from contracts with customers	$1,514,507	$1,308,405	$1,356,225

	Fiscal Year Ended March 31,
	2020	2019	2018
Vendor
Cisco Systems	$607,719	$556,182	$582,419
NetApp	59,812	48,858	54,821
HP Inc. & HPE	71,802	74,348	86,675
Dell / EMC	84,939	61,284	54,294
Arista Networks	75,281	57,850	52,521
Juniper	68,339	48,943	44,623
All others	562,246	482,055	497,412
Net sales	1,530,138	1,329,520	1,372,765

Financing and other	(15,631)	(21,115)	(16,540)

Revenue from contracts with customers	$1,514,507	$1,308,405	$1,356,225

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

Geographic information

The geographic information for the years ended March 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended March 31,
	2020	2019	2018

Net sales:
US	$1,508,329	$1,284,482	$1,349,254
Non US	80,075	88,191	69,548
Total	$1,588,404	$1,372,673	$1,418,802

	As of March 31,
	2020	2019
Long-lived tangible assets:
US	$38,297	$32,570
Non US	1,233	1,156
Total	$39,530	$33,726

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

Sales to a large telecom company represented 15% of net sales for the year ended March 31, 2020, all of which related to our technology segment. Sales to no one customer exceeded 10% of net sales for the year ended March 31, 2019. Sales to a large technology company were approximately 12% of net sales for the year ended March 31, 2018, all of which related to our technology segment.

18.	QUARTERLY DATA —UNAUDITED

Condensed quarterly financial information is as follows (amounts in thousands, except per share amounts):

	Year Ended March 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount
Sales
Product	$335,601	$363,497	$378,569	$317,621	$1,395,288
Service	45,771	48,068	50,422	48,855	193,116
Total net sales	381,372	411,565	428,991	366,476	1,588,404

Cost of Sales
Product	260,063	278,863	293,209	244,638	1,076,773
Service	28,670	29,671	32,086	30,013	120,440
Total cost of sales	288,733	308,534	325,295	274,651	1,197,213

Gross profit	92,639	103,031	103,696	91,825	391,191

Selling, general, and administrative expenses	65,787	70,523	73,090	69,782	279,182
Depreciation and amortization	3,463	3,557	3,647	3,489	14,156
Interest and financing costs	628	576	694	676	2,574
Operating expenses	69,878	74,656	77,431	73,947	295,912
Operating income	22,761	28,375	26,265	17,878	95,279
Other income and (expense)	(45)	(40)	997	(232)	680
Earnings before provision for income taxes	22,716	28,335	27,262	17,646	95,959
Provision for income taxes	6,528	8,237	7,712	4,400	26,877
Net earnings	$16,188	$20,098	$19,550	$13,246	$69,082

Net earnings per common share— Basic (1)	$1.21	$1.51	$1.47	$0.99	$5.18
Net earnings per common share— Diluted (1)	$1.20	$1.51	$1.46	$0.99	$5.15

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

	Year Ended March 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual Amount

Sales
Product	$322,817	$309,475	$310,443	$280,460	$1,223,195
Service	33,715	35,568	35,221	44,974	149,478
Total net sales	356,532	345,043	345,664	325,434	1,372,673

Cost of Sales
Product	255,812	238,134	241,856	216,662	952,464
Service	20,017	21,409	20,895	27,500	89,821
Total cost of sales	275,829	259,543	262,751	244,162	1,042,285

Gross profit	80,703	85,500	82,913	81,272	330,388

Selling, general, and administrative expenses	56,966	57,705	59,728	62,683	237,082
Depreciation and amortization	2,790	2,741	2,719	3,574	11,824
Interest and financing costs	476	484	443	545	1,948
Operating expenses	60,232	60,930	62,890	66,802	250,854
Operating income	20,471	24,570	20,023	14,470	79,534
Other income and (expense)	97	322	721	5,556	6,696
Earnings before provision for income taxes	20,568	24,892	20,744	20,026	86,230
Provision for income taxes	5,295	6,889	5,880	4,974	23,038
Net earnings	$15,273	$18,003	$14,864	$15,052	$63,192

Net earnings per common share— Basic (1)	$1.14	$1.33	$1.10	$1.12	$4.70
Net earnings per common share— Diluted (1)	$1.12	$1.33	$1.10	$1.12	$4.65

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for Sales Returns: (1)
Year Ended March 31, 2018	752	2,579	(2,432)	899
Year Ended March 31, 2019	899	1,305	(1,352)	852
Year Ended March 31, 2020	852	2,678	(2,492)	1,038

Reserve for Credit Losses:
Year Ended March 31, 2018	5,392	462	(3,190)	2,664
Year Ended March 31, 2019	2,664	335	(385)	2,614
Year Ended March 31, 2020	2,614	1,004	(429)	3,189

Valuation for Deferred Taxes:
Year Ended March 31, 2018	1,270	65	-	1,335
Year Ended March 31, 2019	1,335	(270)	-	1,065
Year Ended March 31, 2020	1,065	320	-	1,385

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $6.5 million, $5.3 million, and $5.3 million as of March 31, 2020, 2019, and 2018, respectively.