Form 10-Q
period 2020-06-30
EPLUS INC
filed 2020-08-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 3, 2020, was 13,553,424.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact; but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
the duration and impact of the novel coronavirus pandemic (“COVID-19”), which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures to try to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and downward pressure on prices;

•	significant adverse changes in, reductions in, or loss of our largest volume customer or one or more of our large volume customers, or vendors;
•	the creditworthiness of our customers and our ability to reserve adequately for credit losses;
•	loss of our credit facility or credit lines with our vendors may restrict our current and future operations;
•	uncertainty regarding the phase out of LIBOR may negatively affect our operating results;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;
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

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	reduction of vendor incentives provided to us;
•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	the possibility of goodwill impairment charges in the future;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	adapting to meet changes in markets and competitive developments;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	our ability to secure our own and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;

•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, and trade agreements);
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$144,382	$86,231
Accounts receivable—trade, net	393,044	374,998
Accounts receivable—other, net	33,076	36,570
Inventories	93,323	50,268
Financing receivables—net, current	116,120	70,169
Deferred costs	20,785	22,306
Other current assets	6,102	9,256
Total current assets	806,832	649,798

Financing receivables and operating leases—net	68,862	74,158
Property, equipment and other assets	33,025	32,596
Goodwill	118,097	118,097
Other intangible assets—net	32,046	34,464
TOTAL ASSETS	$1,058,862	$909,113

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$136,507	$82,919
Accounts payable—floor plan	175,701	127,416
Salaries and commissions payable	26,460	30,952
Deferred revenue	57,271	55,480
Recourse notes payable—current	37,271	37,256
Non-recourse notes payable—current	55,667	29,630
Other current liabilities	30,683	22,986
Total current liabilities	519,560	386,639

Non-recourse notes payable—long term	5,500	5,872
Deferred tax liability—net	2,731	2,730
Other liabilities	28,346	27,727
TOTAL LIABILITIES	556,137	422,968

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,553 outstanding at June 30, 2020 and 13,500 outstanding at March 31, 2020	145	144
Additional paid-in capital	147,082	145,197
Treasury stock, at cost, 934 shares at June 30, 2020 and 896 shares at March 31, 2020	(71,127)	(68,424)
Retained earnings	427,579	410,219
Accumulated other comprehensive income—foreign currency translation adjustment	(954)	(991)
Total Stockholders' Equity	502,725	486,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,058,862	$909,113

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2019

Net sales
Product	$307,240	$335,601
Services	47,791	45,771
Total	355,031	381,372
Cost of sales
Product	226,634	260,063
Services	29,840	28,670
Total	256,474	288,733
Gross profit	98,557	92,639

Selling, general, and administrative	69,467	65,787
Depreciation and amortization	3,516	3,463
Interest and financing costs	577	628
Operating expenses	73,560	69,878

Operating income	24,997	22,761

Other income (expense)	98	(45)

Earnings before tax	25,095	22,716

Provision for income taxes	7,735	6,528

Net earnings	$17,360	$16,188

Net earnings per common share—basic	$1.30	$1.21
Net earnings per common share—diluted	$1.30	$1.20

Weighted average common shares outstanding—basic	13,322	13,356
Weighted average common shares outstanding—diluted	13,388	13,457

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2020	2019

NET EARNINGS	$17,360	$16,188

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	37	(263)

Other comprehensive income (loss)	37	(263)

TOTAL COMPREHENSIVE INCOME	$17,397	$15,925

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$17,360	$16,188

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,779	4,964
Reserve for credit losses	787	351
Share-based compensation expense	1,885	1,919
Deferred taxes	1	(3)
Payments from lessees directly to lenders—operating leases	(8)	(22)
Gain on disposal of property, equipment, and operaing lease equipment	(25)	(203)
Changes in:
Accounts receivable	(14,880)	(69,281)
Inventories-net	(43,038)	(7,774)
Financing receivables—net	(24,745)	(58,198)
Deferred costs and other assets	4,973	(14,379)
Accounts payable-trade	53,675	21,089
Salaries and commissions payable, deferred revenue, and other liabilities	5,630	17,955
Net cash provided by (used in) operating activities	6,394	(87,394)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	118	292
Purchases of property, equipment and operating lease equipment	(2,277)	(1,518)
Net cash used in investing activities	(2,159)	(1,226)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	10,332	41,394
Repayments of non-recourse and recourse notes payable	(1,874)	(3,414)
Repurchase of common stock	(2,703)	(13,318)
Repayments of financing of acquisitions	-	(265)
Net borrowings on floor plan facility	48,285	19,930
Net cash provided by financing activities	54,040	44,327

Effect of exchange rate changes on cash	(124)	81

Net increase (decrease) in cash and cash equivalents	58,151	(44,212)

Cash and cash equivalents, beginning of period	86,231	79,816

Cash and cash equivalents, end of period	$144,382	$35,604

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$558	$595
Cash paid for income taxes	$193	$5,616
Cash paid for amounts included in the measurement of lease liabilities	$1,503	$1,081

Schedule of non-cash investing and financing activities:
Purchases of property, equipment, and operating lease equipment	$(237)	$(1,947)
Borrowing of non-recourse and recourse notes payable	$22,824	$30,046
Repayments of non-recourse and recourse notes payable	$(8)	$(22)
Vesting of share-based compensation	$7,472	$7,774
Repurchase of common stock	$-	$(137)
New operating lease assets obtained in exchange for lease obligations	$726	$1,291

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	91	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(38)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	13,553	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2020, and 2019, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2020, and 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2021, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2020 (“2020 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, lease classification, goodwill and intangible assets, allowance for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 37% of our technology segment’s net sales for the three months ended June 30, 2020, and 40% for the three months ended June 30, 2019.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2020, except for changes from the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”). The updates to our accounting policies from adopting ASU 2016-13 are provided below.

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We charge off uncollectable financing receivables when we stop pursuing collection.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

CREDIT LOSSES — We adopted ASU 2016-13 on April 1, 2020. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We are adopting this update in our quarter ending June 30, 2020. Our adoption of this update, including the cumulative-effect adjustment to retained earnings, is not significant to our financial statements. Refer to Note 7, “Allowance for Credit Losses” for additional information.

3.	REVENUES

Contract balances

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $35.1 million and $33.1 million of receivables from contracts with customers included within financing receivables as of June 30, 2020, and March 31, 2020, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	June 30, 2020	March 31, 2020
Current (included in deferred revenue)	$56,422	$54,486
Non-current (included in other liabilities)	$15,410	$16,395

Revenue recognized from the beginning contract liability balance was $15.6 million and $15.8 million for the three months ended June 30, 2020, and 2019, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period, in thousands.

Remainder of Year ending March 31, 2021	$24,863
Year Ending March 31, 2022	13,072
Year Ending March 31, 2023	4,991
Year Ending March 31, 2024	789
Year Ending March 31, 2025 and thereafter	653
Total remaining performance obligations	$44,368

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

The following table provides the profit recognized for new sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three months ended June 30, 2020, and June 30, 2019 (in thousands):

Profit recognized for sales-type leases
	Three months ended June 30, 2020	Three months ended June 30, 2019
Net sales	$10,163	$4,854
Cost of sales	5,327	3,950
Gross profit	$4,836	$904

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three months ended June 30, 2020	Three months ended June 30, 2019
Interest income on sales-type leases	$2,219	$2,095
Lease income on operating leases	$3,838	$5,359

FINANCING RECEIVABLES—NET

The following table provides a disaggregation of our financing receivables – net (in thousands):

June 30, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Gross receivables	$101,196	$64,197	$165,393
Unguaranteed residual value (1)	-	21,534	21,534
Initial direct costs, net of amortization	552	-	552
Unearned income	-	(10,079)	(10,079)
Reserve for credit losses (2)	(1,139)	(727)	(1,866)
Total, net	$100,609	$74,925	$175,534
Reported as:
Current	$79,262	$36,858	$116,120
Long-term	21,347	38,067	59,414
Total, net	$100,609	$74,925	$175,534

(1)	Includes unguaranteed residual values of $12,962 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

March 31, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Minimum payments	$55,417	$69,492	$124,909
Estimated unguaranteed residual value (1)	-	21,862	21,862
Initial direct costs, net of amortization	212	247	459
Unearned income	-	(11,612)	(11,612)
Reserve for credit losses (2)	(798)	(610)	(1,408)
Total, net	$54,831	$79,379	$134,210
Reported as:
Current	$31,181	$38,988	$70,169
Long-term	23,650	40,391	64,041
Total, net	$54,831	$79,379	$134,210

(1)	Includes unguaranteed residual values of $14,972 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of June 30, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$38,966
Year Ending March 31, 2022	14,156
Year Ending March 31, 2023	8,381
Year Ending March 31, 2024	1,985
Year Ending March 31, 2025 and thereafter	709
Total	$64,197

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

OPERATING LEASES	June 30, 2020	March 31, 2020

Cost of equipment under operating leases	$21,263	$21,276
Accumulated depreciation	(11,815)	(11,159)
Investment in operating lease equipment—net (1)	$9,448	$10,117

(1)	Amounts include estimated unguaranteed residual values of $3.0 million and $3.1 million as of June 30, 2020, and March 31, 2020, respectively.

The following table provides the future scheduled minimum lease rental payments for operating leases as of June 30, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$2,821
Year Ending March 31, 2022	2,472
Year Ending March 31, 2023	1,528
Year Ending March 31, 2024	477
Year Ending March 31, 2025 and thereafter	34
Total	$7,332

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2020, and March 31, 2020, we had financing receivables of $69.7 million and $34.6 million, respectively, and operating leases of $6.1 million and $6.7 million, respectively, which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2020 and 2019 we recognized net gains of $2.5 million and $3.3 million, respectively, and total proceeds from these sales were $73.2 million and $69.9 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both June 30, 2020, and March 31, 2020, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of June 30, 2020, our maximum potential future payments related to such guarantees is immaterial. We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to 6 years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.6 million as part of selling, general, and administrative expenses for each of the three months ended June 30, 2020, and 2019.

The following table provides supplemental information about the remaining lease terms and discount rates applied as of June 30, 2020, and March 31, 2020:

Lease term and Discount Rate	June 30, 2020	March 31, 2020
Weighted average remaining lease term (months)	36	38
Weighted average discount rate	3.9%	3.9%

The following table provides our future lease payments under our operating leases as of June 30, 2020 (in thousands):

June 30, 2020
Remainder of the year ending March 31, 2021	$3,899
Year ending March 31, 2022	4,287
Year ending March 31, 2023	3,093
Year ending March 31, 2024	1,248
Year ending March 31, 2025 and thereafter	814
Total lease payments	$13,341
Less: interest	(733)
Present value of lease liabilities	$12,608

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying value of goodwill was $118.1 million for both June 30, 2020, and March 31,2020, as there were no additions or impairments, and changes due to foreign currency translations were insignificant.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. All of our goodwill as of June 30, 2020,  is related to our technology reportable segment, which we also determined to be one reporting unit.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at June 30, 2020 and March 31, 2020 (in thousands):

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$63,006	$(35,228)	$27,778	$63,006	$(33,000)	$30,006
Capitalized software development	10,500	(6,232)	4,268	10,385	(5,927)	4,458
Total	$73,506	$(41,460)	$32,046	$73,391	$(38,927)	$34,464

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for other intangible assets was $2.5 million for each of the three months ended June 30, 2020, and 2019.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the three months ended June 30, 2020, and 2019 (in thousands):
	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	329	341	117	787
Write-offs and other	-	-	-	-
Balance June 30, 2020	$2,110	$1,139	$727	$3,976

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	281	16	(16)	281
Write-offs and other	(3)	(1)	(2)	(6)
Balance June 30, 2019	$1,857	$520	$512	$2,889

The following table provides our allowance for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on our impairment method as of March 31, 2020 (in thousands):

	March 31, 2020
	Notes Receivable	Lease Receivables
Allowance for credit losses:
Ending balance: collectively evaluated for impairment	$736	$610
Ending balance: individually evaluated for impairment	62	-
Ending balance	$798	$610

Minimum payments:
Ending balance: collectively evaluated for impairment	$55,005	$69,492
Ending balance: individually evaluated for impairment	412	-
Ending balance	$55,417	$69,492

We evaluate our customers using an internally assigned credit quality rating (“CQR”):

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

•
Average CQR: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Loss rates in this category are generally in the range of 2% to 10%.

•
Low CQR: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. The loss rates in this category in the normal course are generally in the range of 10% to 100%.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of June 30, 2020 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2021	2020	2019	2018	2017	2016 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:

High CQR	$49,137	$15,822	$13,503	$1,024	$45	$-	$79,531	$(56,342)	$23,189
Average CQR	3,426	16,395	1,195	76	-	-	21,092	(11,592)	9,500
Low CQR	-	160	324	-	-	89	573	-	573
Total	$52,563	$32,377	$15,022	$1,100	$45	$89	$101,196	$(67,934)	$33,262

Lease receivables:

High CQR	$15,995	$13,812	$4,620	$1,597	$387	$16	$36,427	$(18,580)	$17,847
Average CQR	8,650	11,129	5,498	875	108	3	26,263	(10,123)	16,140
Low CQR	-	-	-	-	-	-	-	-	-
Total	$24,645	24,941	$10,118	$2,472	$495	$19	$62,690	$(28,703)	$33,987
Total amortized cost (1)	$77,208	$57,318	$25,140	$3,572	$540	$108	$163,886	$(96,637)	$67,249

(1)
Unguaranteed residual values of $12,962 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $552 thousand are excluded from amortized cost.

(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of June 30, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$933	$29	$1,316	$2,278	$22,943	$25,221	$75,975	$101,196
Lease receivables	707	284	1,168	2,159	4,439	6,598	56,092	62,690
Total	$1,640	$313	$2,484	$4,437	$27,382	$31,819	$132,067	$163,886

The following table provides an aging analysis of our lease receivables by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$951	$105	$922	$1,978	$1,181	$33,581	$36,740	$(4,766)	$(19,823)	$12,151
Average CQR	46	107	112	265	1,106	31,381	32,752	(3,646)	(18,693)	10,413
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$997	$212	$1,034	$2,243	$2,287	$64,962	$69,492	$(8,412)	$(38,516)	$22,564

The following table provides an aging analysis of our notes receivables by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$1,332	$2	$280	$1,614	$2,878	$29,057	$33,549	$(18,341)	$15,208
Average CQR	140	44	142	326	1,135	19,995	21,456	(16,636)	4,820
Low CQR	63	-	152	215	-	197	412	-	412
Total	$1,535	$46	$574	$2,155	$4,013	$49,249	$55,417	$(34,977)	$20,440

Our financial assets on nonaccrual status was not significant as of June 30, 2020, and March 31, 2020.

8.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2020	March 31, 2020
Other current assets:
Deposits & funds held in escrow	$856	$926
Prepaid assets	4,961	7,946
Other	285	384
Total	$6,102	$9,256

Property, equipment and other assets
Property and equipment, net	$7,851	$7,153
Deferred costs - non-current	10,366	10,957
Right-of-use assets	12,405	13,066
Other	2,403	1,420
Total	$33,025	$32,596

Other current liabilities:
Accrued expenses	$11,302	$10,024
Accrued income taxes payable	6,659	406
Contingent consideration - current	249	220
Short-term lease liability	5,042	4,815
Other	7,431	7,521
Total	$30,683	$22,986

Other liabilities:
Deferred revenue	$15,683	$16,693
Long-term lease liability	7,566	8,326
Other	5,097	2,708
Total	$28,346	$27,727

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

9.	NOTES PAYABLE AND CREDIT FACILITY

Recourse Notes Payable

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us in addition to the assets serving as collateral.

As of June 30, 2020, and March 31, 2020, we had $2.3 million of recourse borrowings that were collateralized by investments in notes receivable and leases. Our principal and interest payments are generally due monthly in amounts that equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for these borrowings was 2.55% as of June 30, 2020, and March 31, 2020.

Non-recourse Notes Payable

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of June 30, 2020, and March 31, 2020, we had $61.2 million and $35.5 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.54% and 3.84%, as of June 30, 2020, and March 31, 2020, respectively.

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

Under the floor plan component, we had outstanding balances of $175.7 million and $127.4 million as of June 30, 2020, and March 31, 2020, respectively. Under the accounts receivable component, we had an outstanding balance of $35.0 million as of both June 30, 2020, and March 31, 2020, which is included within recourse notes payable on the consolidated balance sheet. Our interest rate on this borrowing was 2.75% and 3.49% as of June 30, 2020 and March 31, 2020, respectively. The fair value of the outstanding balance under the credit facility was equal to its carrying value as of June 30, 2020 and March 31, 2020. We repaid the entire balance of the accounts receivable component on July 1, 2020.

On May 15, 2020, we executed an amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275.0 million. Additionally, we have an election to temporarily increase the aggregate limit to $350.0 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100 million, changed the interest rate to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%), and modified certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

As of June 30, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries, and varies available borrowing based upon the value of their receivables and inventory. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end, and also requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice.

The loss of the WFCDF credit facility, including during circumstances related to COVID-19, could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

On July 23, 2020, we elected to exercise the temporary increase in the aggregate limit of the WFCDF credit facility to $350.0 million for a period of not less than 30 days.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2020, and 2019, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2020	2019

Net earnings attributable to common shareholders - basic and diluted	$17,360	$16,188

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,322	13,356
Effect of dilutive shares	66	101
Weighted average shares common outstanding — diluted	13,388	13,457

Earnings per common share - basic	$1.30	$1.21

Earnings per common share - diluted	$1.30	$1.20

12.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On May 24, 2019, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2019, and ending on May 27, 2020. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

On May 20, 2020, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2020, and ending on May 27, 2021. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30,2020, no shares of our outstanding common stock were purchased under the share repurchase plan; we purchased 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2019, we purchased 148,790 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 38,811 shares of common stock at a value of $2.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

As of June 30, 2020, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the three months ended June 30, 2020, we granted 716 restricted shares under the 2017 Director LTIP, and 89,873 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2019, we granted 454 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2020	193,580	$73.74
Granted	90,589	$71.80
Vested	(104,071)	$69.19
Forfeited	-	$-
Nonvested June 30, 2020	180,098	$75.39

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2020, the Company had withheld 37,640 shares of common stock at a value of $2.7 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2020, and 2019, we recognized $1.9 million and $1.9 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $12.8 million as of June 30, 2020, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For both the three months ended June 30, 2020, and 2019, our estimated contribution expense for the plan was $0.7 million.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of June 30, 2020, and June 30, 2019. We had no additions or reductions to our gross unrecognized tax benefits during the three months ended June 30, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2020
Assets:
Money market funds	$20,128	$20,128	$-	$-

Liabilities:
Contingent consideration	$249	$-	$-	$249

March 31, 2020
Assets:
Money market funds	$128	$128	$-	$-

Liabilities:
Contingent consideration	$220	$-	$-	$220

We recorded adjustments that increased the fair value of our liability for contingent consideration the three months ended June 30, 2020, and June 30,2019 by $29 thousand and $401 thousand, respectively There were no payments made to satisfy the current obligations of the contingent consideration arrangements for both the three months ended June 30, 2020, and 2019.

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

Our sum of consideration transferred was $15.3 million consisting of $13.8 million paid in cash at closing plus $1.7 million that was paid primarily during the year ended March 31, 2020, upon the collection of certain accounts receivable and less $0.2 million that was repaid to us in December 2019 due to a working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
Acquisition Date Amount
Accounts receivable	$9,208
Other assets	743
Identified intangible assets	5,720
Accounts payable and other current liabilities	(6,715)
Performance obligation	(1,140)

Total identifiable net assets	7,816
Goodwill	7,461

Total purchase consideration	$15,277

The identified intangible assets of $5.7 million consist of customer relationships with an estimated useful life of seven (7) years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

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

Our reportable segment information was as follows (in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$293,433	$13,807	$307,240	$322,764	$12,837	$335,601
Service	47,791	-	47,791	45,771	-	45,771
Net sales	341,224	13,807	355,031	368,535	12,837	381,372

Cost of Sales
Product	224,543	2,091	226,634	258,054	2,009	260,063
Service	29,840	-	29,840	28,670	-	28,670
Total cost of sales	254,383	2,091	256,474	286,724	2,009	288,733
Gross Profit	86,841	11,716	98,557	81,811	10,828	92,639

Selling, general, and administrative	65,556	3,911	69,467	62,667	3,120	65,787
Depreciation and amortization	3,488	28	3,516	3,407	56	3,463
Interest and financing costs	265	312	577	-	628	628
Operating expenses	69,309	4,251	73,560	66,074	3,804	69,878

Operating income	17,532	7,465	24,997	15,737	7,024	22,761

Other income			98			(45)

Earnings before tax			$25,095			$22,716

Net Sales
Contracts with customers	$333,987	$960	$334,947	$363,681	$789	$364,470
Financing and other	7,237	12,847	20,084	4,854	12,048	16,902
Net Sales	$341,224	$13,807	$355,031	$368,535	$12,837	$381,372

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,634	$1,145	$4,779	$1,339	$3,625	$4,964
Purchases of property, equipment and operating lease equipment	$2,048	$229	$2,277	$1,249	$269	$1,518

Selected Financial Data - Balance Sheet

Total assets	$834,264	$224,598	$1,058,862	$658,692	$216,121	$874,813

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended June 30,
	2020	2019
Customer end market:
Technology	$69,967	$76,180
Telecom, Media & Entertainment	56,652	62,466
Financial Services	47,421	48,241
SLED	70,563	71,190
Healthcare	46,535	56,109
All others	50,086	54,349
Net sales	341,224	368,535

Less: Revenue from financing and other	(7,237)	(4,854)

Revenue from contracts with customers	$333,987	$363,681

	Three Months Ended June 30,
	2020	2019
Vendor
Cisco Systems	$127,932	$146,181
NetApp	15,421	13,427
HP Inc. & HPE	17,038	23,113
Dell / EMC	31,081	13,781
Arista Networks	6,820	20,950
Juniper Networks	13,579	7,054
All others	129,353	144,029
Net sales	341,224	368,535

Less: Revenue from financing and other	(7,237)	(4,854)

Revenue from contracts with customers	$333,987	$363,681

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2020 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report., and in Part II, Item 1A. “Risk Factors” in this Report.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, staffing, professional, managed, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class leading technologies from partners such as Amazon Web Services, Arista Networks, Blue Coat, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, Extreme Networks, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proofpoint, Pure Storage, Qumulo, Rubrik, Splunk, Symantec and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended June 30, 2020, the percentage of revenue by customer end market within our technology segment includes technology industry 21%, telecommunications, media and entertainment 19%, state and local government and educational institutions (“SLED”) 16%, healthcare 15%, and financial services 13%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical locations in the United Kingdom (“UK”) and India. Our technology segment accounts for 96% of our net sales, and 70% of our operating income, while our financing segment accounts for 4% of our net sales, and 30% of our operating income, for the three months ended June 30, 2020.

Impact of COVID-19 on Our Business Operations

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and local governments and public health authorities have or may have future required measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses.

As COVID-19 impacts continue to expand across the country and globe, we have been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment. We have implemented a flexible work from home strategy applicable to all offices and operational continuity plans to provide sufficient resources to continue supporting our customers. For employees who wish to return to the office, we have reopened our headquarters with limited capacity and required health and safety protocols in place. We plan to reopen our other offices using a phased approach but currently have not set a schedule to do so. Our configuration centers have remained open with our employees working in them following required health and safety protocols. In addition, we also have a procedure to review and approve engineers traveling to customer sites to perform work. Our managed service teams are distributed across the US with the ability to leverage technology to provide coverage while working from home. While we and many of our customers and vendor partners have restricted travel, we are leveraging video and other collaborative tools to continue to be responsive.

Our account relationship teams are actively engaging with our customers, to ensure they have the support needed in adjusting to changes in the business environment and government directives. For the quarter ended June 30, 2020, some of our customers’ locations were closed and therefore, unable to receive deliveries from us. In addition, we granted a limited number of customers temporary payment term extensions. Also, we are working closely with our vendor partners to address varying impacts on their supply chain to satisfy infrastructure needs. Certain of our vendor partners extended payment terms to us and our competitors.

We continue to execute against and adjust our business continuity plans to maximize our ability to support our employees and customers in concert with our partners. We have an internal resource page to support specific customer inquiries from security to collaboration to financing options. We remain committed to driving positive business outcomes.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business, and government spending on technology as well as our customers' ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report.

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

Our key business metrics are as follows (dollars in thousands):

	Three Months Ended June 30,
Consolidated	2020	2019
Net sales	$355,031	$381,372

Gross profit	$98,557	$92,639
Gross margin	27.8%	24.3%
Operating income margin	7.0%	6.0%

Net earnings	$17,360	$16,188
Net earnings margin	4.9%	4.2%
Net earnings per common share - diluted	$1.30	$1.20

Non-GAAP: Net earnings (1)	$20,207	$19,459
Non-GAAP: Net earnings per common share - diluted (1)	$1.51	$1.44

Adjusted EBITDA (2)	$30,714	$28,567
Adjusted EBITDA margin	8.7%	7.5%

Purchases of property and equipment used internally	$2,106	$1,249
Purchases of equipment under operating leases	171	269
Total capital expenditures	$2,277	$1,518

Technology Segment
Net sales	$341,224	$368,535
Adjusted gross billings (3)	$546,394	$548,363

Gross profit	$86,841	$81,811
Gross margin	25.4%	22.2%

Operating income	$17,532	$15,737
Adjusted EBITDA (2)	$23,161	$21,419

Financing Segment
Net sales	$13,807	$12,837

Gross profit	$11,716	$10,828

Operating Income	$7,465	$7,024
Adjusted EBITDA (2)	$7,553	$7,148

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

	Three Months Ended June 30,
	2020	2019
GAAP: Earnings before tax	$25,095	$22,716
Share based compensation	1,907	1,942
Acquisition and integration expense	29	401
Acquisition related amortization expense	2,228	2,187
Other (income) expense	(98)	45
Non-GAAP: Earnings before provision for income taxes	29,161	27,291

GAAP: Provision for income taxes	7,735	6,528
Share based compensation	587	559
Acquisition and integration expense	9	115
Acquisition related amortization expense	667	607
Other (income) expense	(30)	13
Tax (expense) benefit on restricted stock	(14)	10
Non-GAAP: Provision for income taxes	8,954	7,832

Non-GAAP: Net earnings	$20,207	$19,459

GAAP: Net earnings per common share - diluted	$1.30	$1.20

Non-GAAP: Net earnings per common share - diluted	$1.51	$1.44

	Three Months Ended June 30,
	2020	2019
GAAP: Net earnings per common share - diluted	$1.30	$1.20

Share based compensation	0.10	0.10
Acquisition and integration expense	-	0.02
Acquisition related amortization expense	0.12	0.12
Other (income) expense	(0.01)	-
Tax benefit on restricted stock	-	-
Total non-GAAP adjustments - net of tax	0.21	0.24

Non-GAAP: Net earnings per common share - diluted	$1.51	$1.44

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

	Three Months Ended June 30,
Consolidated	2020	2019
Net earnings	$17,360	$16,188
Provision for income taxes	7,735	6,528
Share based compensation	1,907	1,942
Interest and financing costs	265	-
Acquisition and integration expense	29	401
Depreciation and amortization	3,516	3,463
Other (income) expense	(98)	45
Adjusted EBITDA	$30,714	$28,567

Technology Segment
Operating income	$17,532	$15,737
Depreciation and amortization	3,488	3,407
Share based compensation	1,847	1,874
Interest and financing costs	265	-
Acquisition and integration expense	29	401
Adjusted EBITDA	$23,161	$21,419

Financing Segment
Operating income	$7,465	$7,024
Depreciation and amortization	28	56
Share based compensation	60	68
Adjusted EBITDA	$7,553	$7,148

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

	Three Months Ended June 30,
	2020	2019
Technology segment net sales	$341,224	$368,535
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	205,170	179,828
Adjusted gross billings	$546,394	$548,363

Consolidated Results of Operations

During the three months ended June 30, 2020, net sales decreased 6.9%, or $26.3 million, to $355.0 million, as compared to $381.4 million for the same period in the prior fiscal year. Product sales for the three months ended June 30, 2020, decreased 8.5% to $307.2 million, or a decrease of $28.4 million from $335.6 million in the prior year. Services sales during the three months ended June 30, 2020, increased 4.4% to $47.8 million, or an increase of $2.0 million over prior year services sales of $45.8 million. The decrease in products sales was due to a shift in mix to higher third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. In addition, some orders could not be delivered to the customer because the customer’s offices were closed due to COVID-19. We saw decreases in net sales from our technology, telecom, media and entertainment, SLED, financial services, and all the other categories of customers, which was partially offset by a small increase in net sales to customers in the healthcare category, during the three months ended June 30, 2020, compared to the prior year.

Adjusted gross billings decreased 0.4%, or $2.0 million, to $546.4 million for the three months ended June 30, 2020, from $548.4 million for the same period in the prior fiscal year. There was a decrease in adjusted gross billings from our customers in the healthcare, telecom, media and entertainment, and all the other categories of customers which was almost entirely offset by increases in demand from SLED, financial services, and technology markets. For the three months ended June 30, 2020, there was an increase in adjusted gross billings of $25.3 million, to $205.2 million for products that we recognize revenue on a net basis, such as, third-party maintenance, software assurance, subscriptions/SaaS licenses, and services.

Consolidated gross profit for the three months ended June 30, 2020, rose 6.4% to $98.6 million, compared with $92.6 million for the three months ended June 30, 2019. Consolidated gross margins were 27.8% for the three months ended June 30, 2020, which is an increase of 350 basis points compared to 24.3% for the same period in the prior fiscal year. The increase in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, and services, which are recognized on a net basis. Also contributing to the gross margin improvement was higher product margins, an increase in services revenue, and higher gross profit from of our financing segment.

Our operating expenses for the three months ended June 30, 2020, increased 5.3% to $73.6 million, as compared to $69.9 million for the prior year period. The majority of this increase reflects increase in selling, general, and administrative expense of 5.6% or $3.7 million, due, in part to increases in variable compensation, employee salaries and benefits, and allowance for credit losses, partially offset by reductions in travel and entertainment, and general office related expenses. As of June 30, 2020, we had 1,536 employees, a decrease of 2 from 1,538 last year. Depreciation and amortization expense increased $0.1 million, due to the ABS Technology acquisition in August 2019, and interest and financing costs decreased $0.1 million, due to a decrease in the average balance of non-recourse notes payable outstanding during the three months ended June 30, 2020, as compared to the prior year.

As a result, operating income increased $2.2 million, or 9.8%, to $25.0 million and operating margin increased by 100 basis points to 7.0%, as compared to the three months ended June 30, 2019.

Consolidated net earnings for the three months ended June 30, 2020, were $17.4 million, an increase of 7.2%, or $1.2 million, over the prior year’s results, due to the increase in gross profit, partially offset by increased operating expenses. Our effective tax rate for the current quarter was 30.8%, compared with 28.7% in the prior year quarter. The change in our effective tax rate was due to an adjustment to the federal benefit on state taxes.

Adjusted EBITDA increased $2.1 million, or 7.5%, to $30.7 million and adjusted EBITDA margin increased 120 basis points to 8.7% for the three months ended June 30, 2020, as compared to the prior year period of 7.5%.

Diluted earnings per share increased 8.3%, or $0.10, to $1.30 per share for the three months ended June 30, 2020, as compared to $1.20 per share for the three months ended June 30, 2019. Non-GAAP diluted earnings per share increased 4.9% to $1.51 for the three months ended June 30, 2020, as compared to $1.44 for the three months ended June 30, 2019.

Cash and cash equivalents increased $58.2 million or 67.4% to $144.4 million at June 30, 2020, as compared to $86.2 million as of March 31, 2020. The increase is primarily the result of the extension of payment terms by 30 days from certain vendor partners that deferred $34.2 million in payments and a payroll tax deferral under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that deferred $2.6 million in payments that will be paid in December 2021 and December 2022. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

The extent of the impact of COVID-19 is uncertain and may impact our liquidity position over the longer term. As credit markets have tightened as a result of COVID-19, we may have difficulty funding our financing transactions with lenders, which may result in the use of our cash or a decrease in financing originations.

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

CRITICAL ACCOUNTING ESTIMATES

As disclosed in Note 2, “Recent Accounting Pronouncements”, we adopted a new credit loss standard on April 1, 2020. Under this new standard, we estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a collective basis when similar risk characteristics exist, and a loss-rate for each group with similar risk characteristics is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions, as well as changes in forecasted macroeconomic conditions. Our allowance reflects the forecasted credit deterioration due to the COVID-19 pandemic.

Our other critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2020, compared to the three months ended June 30, 2019

Technology Segment

The results of operations for our technology segment for the three months ended June 30, 2020, and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Net sales
Product	$293,433	$322,764	$(29,331)	(9.1%)
Services	47,791	45,771	2,020	4.4%
Total	341,224	368,535	(27,311)	(7.4%)

Cost of sales
Product	224,543	258,054	(33,511)	(13.0%)
Services	29,840	28,670	1,170	4.1%
Total	254,383	286,724	(32,341)	(11.3%)

Gross profit	86,841	81,811	5,030	6.1%

Selling, general, and administrative	65,556	62,667	2,889	4.6%
Depreciation and amortization	3,488	3,407	81	2.4%
Interest and financing costs	265	-	265	-
Operating expenses	69,309	66,074	3,235	4.9%
Operating income	$17,532	$15,737	$1,795	11.4%

Adjusted gross billings	$546,394	$548,363	$(1,969)	(0.4%)
Adjusted EBITDA	$23,161	$21,419	$1,742	8.1%

Net sales: Net sales for the three months ended June 30, 2020, were $341.2 million compared to $368.5 million during the three months ended June 30, 2019, a decrease of 7.4% or $27.3 million, due to decreases in net sales to customers in the technology, telecom, media and entertainment, SLED, financial services, and all the other customer categories, which was partially offset by a small increase in sales to customers in the healthcare category. Product sales decreased 9.1%, or $29.3 million, to $293.4 million due to a shift in mix to third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. Services revenues increased 4.4%, or $2.0 million, $47.8 million to due to an increase in staffing and professional and managed services.

Adjusted gross billings decreased 0.4%, or $2.0 million, to $546.4 million for the three months ended June 30, 2020, from $548.4 million for the same period in the prior fiscal year. A decrease in demand from our customers in the healthcare, telecom, media and entertainment, and all the other categories of customers, was almost entirely offset by increases in demand from SLED, financial services, and technology markets. For the three months ended June 30, 2020, there was an increase in adjusted gross billings of $25.3 million, to $205.2 million for products that we recognize revenue on a net basis, such as, third-party maintenance, software assurance, subscriptions/SaaS licenses, and services.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2020, we had open orders of $426.8 million and deferred revenue of $71.8 million. As of June 30, 2019, we had open orders of $210.6 million and deferred revenues of $60.9 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended June 30,
	2020	2019	Change
Revenue by customer end market:
Technology	21%	21%	0%
SLED	16%	17%	(1%)
Financial Services	13%	15%	(2%)
Healthcare	15%	15%	0%
Telecom, Media & Entertainment	19%	14%	5%
All others	16%	18%	(2%)
Total	100%	100%

	Twelve Months Ended June 30,
	2020	2019	Change
Revenue by vendor:
Cisco Systems	39%	42%	(3%)
NetApp	4%	4%	0%
HP Inc. & HPE	4%	6%	(2%)
Dell/EMC	7%	5%	2%
Juniper Networks	5%	3%	2%
Arista Networks	4%	4%	0%
All others	37%	36%	1%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended June 30, 2020, we had an increase in the percentage total revenues from customers in the telecom, media and entertainment industry, and decreases in the percentage of total revenues in the SLED, and financial services markets. These changes were driven by changes caused by the COVID-19 pandemic, changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from our top six suppliers, which, when combined is a fairly constant percentage of 63% and 64% of total revenues for the twelve-month periods ended June 30, 2020, and 2019, respectively. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: The 11.3% decrease in cost of sales was due to the decrease in service and product sales and a shift in product mix, as we sold a higher proportion of third-party software assurance, maintenance and services, which are recognized on a net basis resulting in an improvement in gross margin on product sales. Our gross margin increased 320 basis points to 25.4% for the three months ended June 30, 2020, compared to 22.2% in the same period in the prior year due to an increase in our services revenues and a shift in product mix. Vendor incentives earned as a percentage of sales increased 50 basis points for the three months ended June 30, 2020, resulting in a favorable impact on gross margin, as compared to same period in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses of $65.6 million for the three months ended June 30, 2020, increased by $2.9 million, or 4.6% from $62.7 million the prior year. Salaries and benefits increased $5.5 million, or 10.8% to $57.0 million, compared to $51.5 million during the prior year due to an increase due to higher variable compensation related to the increase in gross profit, and higher replacement costs from turnover. Our technology segment had 1,500 employees as of June 30, 2020, a decrease of 5 from 1,505 at June 30, 2019. General and administrative expenses decreased $2.6 million, or 23.7%, to $8.5 million during the three months ended June 30, 2020, compared to $11.2 million the prior year, due to a decrease in general office related expenses, acquisition related expenses, and travel and entertainment expenses resulting from restrictions on travel due to the COVID-19 pandemic.

Depreciation and amortization: Depreciation and amortization increased $0.1 million, or 2.4%, to $3.5 million during the three months ended June 30, 2020, as compared to $3.4 million in the prior year, due to the acquisition of ABS Technology in August 2019.

Interest and financing costs: Interest and financing costs of $0.3 million were incurred in the three months ended June 30, 2020, compared to none in the prior year. The increase is due to $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility.

Segment operating income: As a result of the foregoing, operating income was $17.5 million, an increase of $1.8 million, or 11.4%, for the three months ended June 30, 2020, as compared to $15.7 million in the prior year period. For the three months ended June 30, 2020, adjusted EBITDA was $23.2 million, an increase of $1.7 million, or 8.1%, compared to $21.4 million in the prior year period.

Financing Segment

The results of operations for our financing segment for the three months ended June 30, 2020, and 2019 were as follows (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Net product sales	$13,807	$12,837	$970	7.6%

Cost of product sales	2,091	2,009	82	4.1%

Gross profit	11,716	10,828	888	8.2%

Selling, general, and administrative	3,911	3,120	791	25.4%
Depreciation and amortization	28	56	(28)	(50.0%)
Interest and financing costs	312	628	(316)	(50.3%)
Operating expenses	4,251	3,804	447	11.8%

Operating income	$7,465	$7,024	$441	6.3%

Adjusted EBITDA	$7,553	$7,148	$405	5.7%

Net sales: Net sales increased by $1.0 million, or 7.6%, to $13.8 million for the three months ended June 30, 2020, as compared to prior year results due to higher post contract earnings, and portfolio earnings, which partially were offset by lower transactional gains. During the quarters ended June 30, 2020, and 2019, we recognized net gains on sales of financial assets of $2.5 million and $3.3 million, respectively, and the fair value of assets received from these sales were $73.2 million and $69.9 million, respectively.

At June 30, 2020, we had $185.0 million in financing receivables and operating leases, compared to $169.5 million as of June 30, 2019, an increase of $15.5 million, or 9.1%.

Cost of sales: Cost of sales increased $0.1 million for the three months ended June 30, 2020, which consists of depreciation expense from operating leases. Gross profit increased by 8.2% to $11.7 million, for the three months ended June 30, 2020, as compared to $10.8 million in the prior year.

Selling, general and administrative: For the three months ended June 30, 2020, selling, general, and administrative expenses increased by $0.8 million or 25.4%, which was due primarily to an increase variable compensation due to higher gross profit and an increase in allowance for credit losses.

Interest and financing costs: Interest and financing costs decreased by 50.3% to $0.3 million for the three months ended June 30, 2020, compared to the prior year, due to a decrease in the average balance and interest rate on total notes payable outstanding. Total notes payable for the financing segment was $63.4 million as of June 30, 2020, a decrease of $9.5 million, or 13.0%, as compared to $72.9 million as of June 30, 2019. Our weighted average interest rate for non-recourse notes payable was 3.54% and 4.25%, as of June 30, 2020, and 2019, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA both increased $0.4 million or 6.3% and 5.7%, to $7.5 million and $7.6 million, respectively, for the three months ended June 30, 2020, over the prior year period.

Consolidated

Other income: Other income increased to $0.1 million due to favorable foreign exchange rate during the three months ended June 30, 2020, compared to unfavorable foreign exchange rate in the prior year period of $0.1 million, partially offset by interest income.

Income taxes: Our provision for income tax expense was $7.7 million for the three months ended June 30, 2020, as compared to $6.5 million for the same period in the prior year. Our effective income tax rates for the three months ended June 30, 2020, and 2019 were 30.8% and 28.7%, respectively. The change in our effective income tax rate was primarily due to an adjustment to the federal benefit from state taxes.

Net earnings: The foregoing resulted in net earnings of $17.4 million for the three months ended June 30, 2020, an increase of 7.2%, as compared to $16.2 million during the three months ended June 30, 2019.

Basic and fully diluted earnings per common share was $1.30, for the three months ended June 30, 2020, an increase of 7.4% and 8.3% as compared to $1.21 and $1.20, respectively, for the three months ended June 30, 2019. Non-GAAP diluted earnings per share increased 4.9% to $1.51 for the three months ended June 30, 2020, as compared to $1.44 for the three months ended June 30, 2019.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ended June 30, 2020, was 13.3 million and 13.4 million, respectively. Weighted average common shares outstanding used in the calculation of the basic and diluted earnings per common share for the three months ended June 30, 2019, was 13.4 million and 13.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Overview

Our primary source of funding is cash from operations and borrowings which are accounted for as non-recourse and recourse notes payable. We use those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

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

Our ability to continue to expand, both organically and through acquisitions, is dependent upon our ability to generate enough cash flow from operations or from borrowing or other sources of financing as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund operations, if demand for IT products declines, or if our supply of products is delayed or interrupted, our cash flows from operations may be substantially affected.

The extent of the impact of COVID-19 is uncertain and may impact our liquidity position over the longer term. As credit markets have tightened as a result of COVID-19, we may have difficulty funding our financing transactions with lenders, which may result in the use of our cash or a decrease in financing originations.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Month Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6,394	$(87,394)
Net cash used in investing activities	(2,159)	(1,226)
Net cash provided by financing activities	54,040	44,327
Effect of exchange rate changes on cash	(124)	81

Net increase (decrease) in cash and cash equivalents	$58,151	$(44,212)

Cash flows from operating activities. We had $6.4 million provided by operating activities during the three months ended June 30, 2020, compared to $87.4 million used in operating activities for the three months ended June 30, 2019. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Month Ended June 30,
	2020	2019
Technology segment	$11,191	$(42,072)
Financing segment	(4,797)	(45,322)
Net cash provided by (used in) operating activities	$6,394	$(87,394)

Technology Segment: In the three months ended June 30, 2020, our technology segment provided $11.2 million from operating activities primarily due to cash generated from earnings. Additionally, we had net borrowing on the floor plan component of our credit facility of $48.3 million. The net borrowing is primarily the result of extended payment terms from Cisco that deferred $34.2 million in payments. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

In the three months ended June 30, 2019, our technology segment used $42.1 million from operating activities due to changes in working capital exceeding cash generated from earnings. Partially offsetting the cash used in operations were changes in the accounts payable - floor plan balance of $19.9 million, which is presented as financing activity in our consolidated statement of cash flows.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2020	2019

(DSO) Days sales outstanding (1)	61	53
(DIO) Days inventory outstanding (2)	14	11
(DPO) Days payable outstanding (3)	(45)	(40)
Cash conversion cycle	30	24

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

Our cash conversion cycle increased to 30 days at June 30, 2020, compared to 24 days at June 30, 2019. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased due to an increase in sales during the quarter ended June 30, 2020, to customers with terms greater than or equal to net 60 days. Our DPO increased 5 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date; however, certain of our suppliers temporarily increased our terms to 90 days. The 3 day increase in DIO was due to an increase in average inventory balances of 28.1%, or $15.8 million, due to pending projects for our customers and some delays in receiving by our customers whose offices were closed due to COVID-19.

Financing Segment: In the three months ended June 30, 2020, our financing segment used $4.8 million from operating activities, primarily due to changes in financing receivables net of $24.7 million. In the three months ended June 30, 2019, our financing segment used $45.3 million from operating activities, primarily due to changes in financing receivables- net of $58.2 million. We recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables, when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the three months ended June 30, 2020, we used $2.2 million from investing activities, consisting of $2.3 million for purchases of property, equipment and operating lease equipment offset by $0.1 million of proceeds from the sale of property, equipment, and operating lease equipment. In the three months ended June 30, 2019, we used $1.2 million from investing activities, consisting of $1.5 million for purchases of property, equipment and operating lease equipment offset by $0.3 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities. In the three months ended June 30, 2020, cash provided by financing activities was $54.0 million consisting of net borrowings of non-recourse and recourse notes payable of $8.5 million, net borrowings on floor plan facility of $48.3 million, and offset by $2.7 million in repurchase of common stock.

In the three months ended June 30, 2019, cash provided by financing activities was $44.3 million consisting of net borrowings of non-recourse and recourse notes payable of $38.0 million, net borrowings on floor plan facility of $19.9 million, and offset by $13.3 million in repurchase of common stock and $0.3 million paid to sellers of SLAIT Consulting, LLC as part of a working capital adjustment.

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse or recourse notes payable.

Non-Cash Activities. We transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. As a condition of these agreements, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, the customer will make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender. However, when our customer makes payments through a trust, such payments represent non-cash transactions. Also, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased and or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

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

Credit facility — Technology segment

Our subsidiary, ePlus Technology, inc., and certain of its subsidiaries have a financing facility from WFCDF to finance their working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.

On May 15, 2020, we executed an amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275.0 million. Additionally, we have an election to temporarily increase the aggregate limit to $350.0 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100.0 million, changed the interest rate to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%), and modified certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

As of June 30, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries, and varies available borrowing based upon the value of their receivables and inventory. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end, and also requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice.

The loss of the WFCDF credit facility, including during circumstances related to COVID-19, could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor Plan Component. After a customer places a purchase order with us and after we have completed our credit review of the customer, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. In addition, certain suppliers have temporarily extended their repayment terms to us due to COVID-19. Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. On the due dates of the floor plan component, we make cash payments to WFCDF. Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2020	Balance as of June 30, 2020	Maximum Credit Limit at March 31, 2020	Balance as of March 31, 2020
$275,000	$175,701	$300,000	$127,416

On July 23, 2020, we elected to exercise the temporary increase in the aggregate limit of the WFCDF credit facility to $350.0 million for a period of not less than 30 days.

Accounts Receivable Component. ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. Our borrowings and repayments under the accounts component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable”, respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of June 30, 2020, and March 31, 2020, there was an outstanding balance for the accounts receivable component of $35.0 million. As of June 30, 2020, and March 31, 2020, the maximum credit limit was $100.0 million and $50.0 million, respectively. We may maintain a balance on the accounts receivable component to assist in mitigating risk arising from COVID-19.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of June 30, 2020, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions are funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2020, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK referendum (“Brexit”) to leave the European Union could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our UK operations is insignificant in relation to total consolidated operations, and we believe those potential fluctuations in currency exchange rates and other Brexit-related economic and operational risks will not have a material effect on our results of operations and financial position.

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

Item 4.          Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.          Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2020 Annual Report.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the three months ended June 30, 2020.

Period	Total Number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	-	$-	-	339,324	(2)
May 1, 2020 through May 27, 2020	996	$66.75	-	339,324	(3)
May 28, 2020 through May 31, 2020	-		-	500,000	(4)
June 1, 2020 through June 30, 2020	36,644	$71.94	-	500,000	(5)

(1)
Any shares acquired were in open-market purchases, except for 37,640 shares, out of which 996 were repurchased in May 2020 and 36,644 in June 2020 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2020, the remaining authorized shares to be purchased were 339,324.

(3)	As of May 27, 2019, the authorization under the then existing share repurchase plan expired.
(4)
On May 20, 2020, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2020, and continuing to May 27, 2021. As of May 31, 2020, the remaining authorized shares to be purchased were 500,000.

(5)
The share purchase authorization in place for the month ended June 30, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2020, the remaining authorized shares to be purchased were 500,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 12, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included elsewhere in this report.

Item 3.          Defaults Upon Senior Securities

Not Applicable.

Item 4.          Mine Safety Disclosures

Not Applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number	Exhibit Description

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

ePlus inc.

Date: August 5, 2020	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and
President
(Principal Executive Officer)

Date: August 5, 2020	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)