Form 10-Q
period 2020-09-30
EPLUS INC
filed 2020-11-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 2, 2020, was 13,507,214.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$161,081	$86,231
Accounts receivable—trade, net	369,037	374,998
Accounts receivable—other, net	40,832	36,570
Inventories	73,751	50,268
Financing receivables—net, current	92,766	70,169
Deferred costs	22,329	22,306
Other current assets	8,233	9,256
Total current assets	768,029	649,798

Financing receivables and operating leases—net	87,926	74,158
Property, equipment and other assets	34,314	32,596
Goodwill	118,177	118,097
Other intangible assets—net	30,265	34,464
TOTAL ASSETS	$1,038,711	$909,113

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$104,893	$82,919
Accounts payable—floor plan	218,970	127,416
Salaries and commissions payable	30,284	30,952
Deferred revenue	59,078	55,480
Recourse notes payable—current	2,286	37,256
Non-recourse notes payable—current	35,610	29,630
Other current liabilities	25,372	22,986
Total current liabilities	476,493	386,639

Non-recourse notes payable—long term	2,444	5,872
Deferred tax liability—net	3,762	2,730
Other liabilities	32,942	27,727
TOTAL LIABILITIES	515,641	422,968

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,537 outstanding at September 30, 2020 and 13,500 outstanding at March 31, 2020	145	144
Additional paid-in capital	148,845	145,197
Treasury stock, at cost, 958 shares at September 30, 2020 and 896 shares at March 31, 2020	(72,911)	(68,424)
Retained earnings	447,425	410,219
Accumulated other comprehensive income—foreign currency translation adjustment	(434)	(991)
Total Stockholders' Equity	523,070	486,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,038,711	$909,113

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net sales
Product	$383,656	$363,497	$690,896	$699,098
Services	49,425	48,068	97,216	93,839
Total	433,081	411,565	788,112	792,937
Cost of sales
Product	302,963	278,863	529,597	538,926
Services	31,156	29,671	60,996	58,341
Total	334,119	308,534	590,593	597,267

Gross profit	98,962	103,031	197,519	195,670

Selling, general, and administrative	66,889	70,523	136,356	136,310
Depreciation and amortization	3,341	3,557	6,857	7,020
Interest and financing costs	247	576	824	1,204
Operating expenses	70,477	74,656	144,037	144,534

Operating income	28,485	28,375	53,482	51,136

Other income (expense)	184	(40)	282	(85)

Earnings before tax	28,669	28,335	53,764	51,051

Provision for income taxes	8,823	8,237	16,558	14,765

Net earnings	$19,846	$20,098	$37,206	$36,286

Net earnings per common share—basic	$1.48	$1.51	$2.79	$2.72
Net earnings per common share—diluted	$1.48	$1.51	$2.78	$2.71

Weighted average common shares outstanding—basic	13,372	13,312	13,347	13,334
Weighted average common shares outstanding—diluted	13,391	13,350	13,394	13,408

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

NET EARNINGS	$19,846	$20,098	$37,206	$36,286

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	520	(350)	557	(613)

Other comprehensive income (loss)	520	(350)	557	(613)

TOTAL COMPREHENSIVE INCOME	$20,366	$19,748	$37,763	$35,673

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net earnings	$37,206	$36,286

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,460	10,077
Reserve for credit losses	1,766	631
Share-based compensation expense	3,648	4,054
Deferred taxes	1,032	(3)
Payments from lessees directly to lenders—operating leases	(13)	(34)
Gain on disposal of property, equipment, and operaing lease equipment	(278)	(436)
Changes in:
Accounts receivable	1,755	(46,100)
Inventories-net	(23,381)	(5,301)
Financing receivables—net	(54,386)	(76,423)
Deferred costs and other assets	(1,052)	(18,826)
Accounts payable-trade	21,717	15,585
Salaries and commissions payable, deferred revenue, and other liabilities	10,934	26,086
Net cash provided by (used in) operating activities	8,408	(54,404)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	456	653
Purchases of property, equipment and operating lease equipment	(3,267)	(4,888)
Cash used in acquisitions, net of cash acquired	-	(13,815)
Net cash used in investing activities	(2,811)	(18,050)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	23,613	54,877
Repayments of non-recourse and recourse notes payable	(40,529)	(5,629)
Repurchase of common stock	(4,487)	(13,692)
Repayments of financing of acquisitions	(421)	(785)
Net borrowings on floor plan facility	91,554	13,585
Net cash provided by financing activities	69,730	48,356

Effect of exchange rate changes on cash	(477)	114

Net increase (decrease) in cash and cash equivalents	74,850	(23,984)

Cash and cash equivalents, beginning of period	86,231	79,816

Cash and cash equivalents, end of period	$161,081	$55,832

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$739	$1,115
Cash paid for income taxes	$12,348	$12,471
Cash paid for amounts included in the measurement of lease liabilities	$2,975	$2,566

Schedule of non-cash investing and financing activities:
Purchases of property, equipment, and operating lease equipment	$(393)	$(396)
Financing of acquisitions	$-	$(1,464)
Borrowing of non-recourse and recourse notes payable	$35,780	$82,462
Repayments of non-recourse and recourse notes payable	$(13)	$(34)
Vesting of share-based compensation	$7,916	$8,972
New operating lease assets obtained in exchange for lease obligations	$774	$5,225

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	91	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(38)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	13,553	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725
Issuance of restricted stock awards	8	-	-	-	-	-	-
Share-based compensation	-	-	1,763	-	-	-	1,763
Repurchase of common stock	(24)	-	-	(1,784)	-	-	(1,784)
Net earnings	-	-	-	-	19,846	-	19,846
Foreign currency translation adjustment	-	-	-	-	-	520	520

Balance, September 30, 2020	13,537	$145	$148,845	$(72,911)	$447,425	$(434)	$523,070

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643
Issuance of restricted stock awards	7	-	-	-	-	-	-
Share-based compensation	(3)	-	2,135	-	-	-	2,135
Repurchase of common stock	-	-	-	(237)	-	-	(237)
Net earnings	-	-	-	-	20,098	-	20,098
Foreign currency translation adjustment	-	-	-	-	-	(350)	(350)

Balance, September 30, 2019	13,513	$144	$141,297	$(67,691)	$377,423	$(884)	$450,289

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises in North America, the United Kingdom (“UK”), and other European countries.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the six months ended September 30, 2020, and 2019, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the six months ended September 30, 2020, and 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2021, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2020 (“2020 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 41% and 43% of our technology segment’s net sales for the three months ended September 30, 2020, and 2019, respectively, and 40% and 42% of our technology segment’s net sales for the six months ended September 30, 2020, and 2019, respectively.

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

Contract balances

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $41.3 million and $33.1 million of receivables from contracts with customers included within financing receivables as of September 30, 2020, and March 31, 2020, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

Contract liabilities	September 30, 2020	March 31, 2020
Current (included in deferred revenue)	$58,267	$54,486
Non-current (included in other liabilities)	$18,794	$16,395

Revenue recognized from the beginning contract liability balance was $11.3 million and $26.9 million for the three and six months ended September 30, 2020, respectively, and $13.6 million and $29.4 million for the three and six months ended September 30, 2019, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period, (in thousands).

Remainder of Year ending March 31, 2021	$20,527
Year Ending March 31, 2022	18,889
Year Ending March 31, 2023	8,385
Year Ending March 31, 2024	2,026
Year Ending March 31, 2025	516
Year Ending March 31, 2026 and thereafter	111
Total remaining performance obligations	$50,454

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and six months ended September 30, 2020, and 2019 (in thousands):

	Three months ended September 30, 2020	Three months ended September 30, 2019	Six months ended September 30, 2020	Six months ended September 30, 2019
Net sales	$7,655	$3,133	$17,818	$7,987
Cost of sales	5,402	2,702	10,729	6,652
Gross profit	$2,253	$431	$7,089	$1,335

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2020, and 2019 (in thousands):

	Three months ended September 30 2020	Three months ended September 30, 2019	Six months ended September 30, 2020	Six months ended September 30, 2019
Interest income on sales-type leases	$1,884	$1,495	$4,103	$3,590
Lease income on operating leases	$3,900	$5,059	$7,738	$10,418

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

September 30, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Gross receivables	$90,002	$76,700	$166,702
Unguaranteed residual value (1)	-	20,213	20,213
Initial direct costs, net of amortization	364	-	364
Unearned income	-	(11,329)	(11,329)
Reserve for credit losses (2)	(1,337)	(1,227)	(2,564)
Total, net	$89,029	$84,357	$173,386
Reported as:
Current	$52,397	$40,369	$92,766
Long-term	36,632	43,988	80,620
Total, net	$89,029	$84,357	$173,386

(1)	Includes unguaranteed residual values of $12,644 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

March 31, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Minimum payments	$55,417	$69,492	$124,909
Estimated unguaranteed residual value (1)	-	21,862	21,862
Initial direct costs, net of amortization	212	247	459
Unearned income	-	(11,612)	(11,612)
Reserve for credit losses (2)	(798)	(610)	(1,408)
Total, net	$54,831	$79,379	$134,210
Reported as:
Current	$31,181	$38,988	$70,169
Long-term	23,650	40,391	64,041
Total, net	$54,831	$79,379	$134,210

(1)	Includes unguaranteed residual values of $14,972 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of September 30, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$46,006
Year Ending March 31, 2022	19,376
Year Ending March 31, 2023	8,196
Year Ending March 31, 2024	2,205
Year Ending March 31, 2025 and thereafter	917
Total	$76,700

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2020	March 31, 2020

Cost of equipment under operating leases	$19,578	$21,276
Accumulated depreciation	(12,272)	(11,159)
Investment in operating lease equipment—net (1)	$7,306	$10,117

(1)	Amounts include estimated unguaranteed residual values of $2.5 million and $3.1 million as of September 30, 2020, and March 31, 2020, respectively.

The following table provides the future scheduled minimum lease rental payments for operating leases as of September 30, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$1,534
Year Ending March 31, 2022	1,927
Year Ending March 31, 2023	1,436
Year Ending March 31, 2024	477
Year Ending March 31, 2025 and thereafter	35
Total	$5,409

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2020, and March 31, 2020, we had financing receivables of $33.7 million and $34.6 million, respectively, and operating leases of $4.9 million and $6.7 million, respectively, which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2020, and 2019, we recognized net gains of $4.5 million and $4.1 million, respectively, and total proceeds from these sales were $118.5 million and $95.1 million, respectively. For the year to date periods ended September 30, 2020, and 2019, we recognized net gains of $7.0 million and $7.5 million, respectively, and total proceeds from these sales were $191.7 million and $172.0 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both September 30, 2020, and March 31, 2020, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of September 30, 2020, our maximum potential future payments related to such guarantees is immaterial. We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to 6 years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.5 million as part of selling, general, and administrative expenses for both the three months ended September 30, 2020, and September 30, 2019, and $3.1 million for both the six months ending September 30, 2020, and September 30, 2019.

The following table provides supplemental information about the remaining lease terms and discount rates applied as of September 30, 2020, and March 31, 2020:

Lease term and Discount Rate	September 30, 2020	March 31, 2020
Weighted average remaining lease term (months)	34	38
Weighted average discount rate	3.8%	3.9%

The following table provides our future lease payments under our operating leases as of September 30, 2020 (in thousands):

September 30, 2020
Remainder of the year ending March 31, 2021	$2,432
Year ending March 31, 2022	4,319
Year ending March 31, 2023	3,093
Year ending March 31, 2024	1,249
Year ending March 31, 2025 and thereafter	813
Total lease payments	$11,906
Less: interest	(617)
Present value of lease liabilities	$11,289

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The carrying value of goodwill was $118.2 and $118.1 million as of September 30, 2020, and March 31, 2020, respectively. There was no significant activity in the balance during the six months ended September 30, 2020, other than change in foreign currency translation of $0.1 million.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of September 30, 2020, and March 31, 2020, relates to our technology reportable segment, which we also determined to be one reporting unit.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on September 30, 2020, and March 31, 2020 (in thousands):

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$63,093	$(37,467)	$25,626	$63,006	$(33,000)	$30,006
Capitalized software development	11,176	(6,537)	4,639	10,385	(5,927)	4,458
Total	$74,269	$(44,004)	$30,265	$73,391	$(38,927)	$34,464

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for other intangible assets was $2.5 million for both the three months ended September 30, 2020, and 2019, respectively, and $5.0 million and $4.9 million for the six months ended September 30, 2020, and 2019, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the six months ended September 30, 2020, and 2019 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	576	566	624	1,766
Write-offs and other	(27)	(27)	(7)	(61)
Balance September 30, 2020	$2,330	$1,337	$1,227	$4,894

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	311	15	(27)	299
Write-offs and other	(42)	-	(3)	(45)
Balance September 30, 2019	$1,848	$520	$500	$2,868

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of September 30, 2020 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2021	2020	2019	2018	2017	2016 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:

High CQR	$64,678	$9,744	$2,434	$947	$38	$-	$77,841	$(35,867)	$41,974
Average CQR	6,189	4,697	837	52	-	-	11,775	(3,651)	8,124
Low CQR	-	-	324	-	-	62	386	-	386
Total	$70,867	$14,441	$3,595	$999	$38	$62	$90,002	$(39,518)	$50,484

Lease receivables:

High CQR	$21,650	$11,826	$3,609	$998	$314	$8	$38,405	$(9,518)	$28,887
Average CQR	22,447	9,415	1,921	646	106	-	34,535	(11,409)	23,126
Low CQR	-	-	-	-	-	-	-	-	-
Total	$44,097	$21,241	$5,530	$1,644	$420	$8	$72,940	$(20,927)	$52,013
Total amortized cost (1)	$114,964	$35,682	$9,125	$2,643	$458	$70	$162,942	$(60,445)	$102,497

(1)
Unguaranteed residual values of $12,644 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $364 thousand are excluded from amortized cost.

(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of September 30, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$925	$270	$823	$2,018	$10,105	$12,123	$77,879	$90,002
Lease receivables	660	2,049	1,771	4,480	1,754	6,234	66,706	72,940
Total	$1,585	$2,319	$2,594	$6,498	$11,859	$18,357	$144,585	$162,942

The following table provides an aging analysis of our lease receivables by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$951	$105	$922	$1,978	$1,181	$33,581	$36,740	$(4,766)	$(19,823)	$12,151
Average CQR	46	107	112	265	1,106	31,381	32,752	(3,646)	(18,693)	10,413
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$997	$212	$1,034	$2,243	$2,287	$64,962	$69,492	$(8,412)	$(38,516)	$22,564

The following table provides an aging analysis of our notes receivable by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$1,332	$2	$280	$1,614	$2,878	$29,057	$33,549	$(18,341)	$15,208
Average CQR	140	44	142	326	1,135	19,995	21,456	(16,636)	4,820
Low CQR	63	-	152	215	-	197	412	-	412
Total	$1,535	$46	$574	$2,155	$4,013	$49,249	$55,417	$(34,977)	$20,440

Our financial assets on nonaccrual status were not significant as of September 30, 2020, and March 31, 2020.

8.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Other current assets:
Deposits & funds held in escrow	$339	$926
Prepaid assets	7,640	7,946
Other	254	384
Total	$8,233	$9,256

Property, equipment and other assets
Property and equipment, net	$7,258	$7,153
Deferred costs - non-current	12,568	10,957
Right-of-use assets	11,069	13,066
Other	3,419	1,420
Total	$34,314	$32,596

Other current liabilities:
Accrued expenses	$10,639	$10,024
Accrued income taxes payable	3,021	406
Contingent consideration - current	-	220
Short-term lease liability	4,698	4,815
Other	7,014	7,521
Total	$25,372	$22,986

Other liabilities:
Deferred revenue	$19,074	$16,693
Long-term lease liability	6,590	8,326
Other	7,278	2,708
Total	$32,942	$27,727

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

9.	CREDIT FACILITY AND NOTES PAYABLE

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

Under the floor plan component, we had outstanding balances of $219.0 million and $127.4 million as of September 30, 2020, and March 31, 2020, respectively, and are presented as accounts payable – floorplan. The fair value of the outstanding balance under the credit facility was equal to its carrying value as of September 30, 2020, and March 31, 2020.

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

As of September 30, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million. Under the accounts receivable component, we had no outstanding balance as of September 30, 2020 and $35 million outstanding as of March 31, 2020. The accounts receivable component is presented as recourse notes payable – current.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries, and varies available borrowing based upon the value of their receivables and inventory. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of September 30, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end, and requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice.

The loss of the WFCDF credit facility, including during circumstances related to COVID-19, could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

On October 1, 2020, we elected to exercise the temporary increase in the aggregate limit of the WFCDF credit facility to $350.0 million for a period of  30 days.

Recourse Notes Payable

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us in addition to the assets serving as collateral.

As of September 30, 2020, and March 31, 2020, we had $2.3 million of recourse borrowings that were collateralized by investments in notes receivable and leases. Our principal and interest payments are generally due monthly in amounts that equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for these borrowings was 2.55% as of both September 30, 2020, and March 31, 2020.

Non-recourse Notes Payable

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of September 30, 2020, and March 31, 2020, we had $38.1 million and $35.5 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.15% and 3.84%, as of September 30, 2020, and March 31, 2020, respectively.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2020, and 2019, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net earnings attributable to common shareholders - basic and diluted	$19,846	$20,098	$37,206	$36,286

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,372	13,312	13,347	13,334
Effect of dilutive shares	19	38	47	74
Weighted average shares common outstanding — diluted	13,391	13,350	13,394	13,408

Earnings per common share - basic	$1.48	$1.51	$2.79	$2.72

Earnings per common share - diluted	$1.48	$1.51	$2.78	$2.71

12.	STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2020, we purchased 24,318 shares of our outstanding common stock at a value of $1.8 million under the share repurchase plan; we also purchased 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2019, we purchased 149,044 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

As of September 30, 2020, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the six months ended September 30, 2020, we granted 9,309 restricted shares under the 2017 Director LTIP, and 89,873 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2019, we granted 8,132 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2020	193,580	$73.74
Granted	99,182	$71.81
Vested	(110,155)	$70.00
Forfeited	-	$-
Nonvested September 30, 2020	182,607	$74.95

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the six months ended September 30, 2020, the Company withheld 37,640 shares of common stock at a value of $2.7 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2020, and 2019, we recognized $1.8 million and $2.1 million of total share-based compensation expense, respectively. During the six months ended September 30, 2020, and 2019, we recognized $3.6 million and $4.1 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $11.6 million as of September 30, 2020, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. Our estimated contribution expense for the plan for both the three months ended September 30, 2020, and 2019, was $0.7 million, and $1.4 million for both the six months ended September 30, 2020, and 2019.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of September 30, 2020, and September 30, 2019. We had no additions or reductions to our gross unrecognized tax benefits during the six months ended September 30, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2020
Assets:
Money market funds	$45,132	$45,132	$-	$-

March 31, 2020
Assets:
Money market funds	$128	$128	$-	$-

Liabilities:
Contingent consideration	$220	$-	$-	$220

For the three and six months ended September 30, 2020, we did not record significant adjustments to our liability for contingent consideration arising from a past business combination. In August 2020, we paid $219 thousand to fully satisfy the obligations of our contingent consideration arrangement.

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
Acquisition Date Amount
Accounts receivable	9,208
Other assets	743
Identified intangible assets	5,720
Accounts payable and other current liabilities	(6,715)
Performance obligation	(1,140)

Total identifiable net assets	7,816
Goodwill	7,461

Total purchase consideration	$15,277

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

Our reportable segment information for the three- and six-month periods ended September 30, 2020, and 2019 are summarized in the following tables (in thousands):

	Three Months Ended
	September 30, 2020			September 30, 2019
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$369,934	$13,722	$383,656	$349,650	$13,847	$363,497
Service	49,425	-	49,425	48,068	-	48,068
Net sales	419,359	13,722	433,081	397,718	13,847	411,565

Cost of Sales
Product	301,006	1,957	302,963	276,475	2,388	278,863
Service	31,156	-	31,156	29,671	-	29,671
Total cost of sales	332,162	1,957	334,119	306,146	2,388	308,534
Gross Profit	87,197	11,765	98,962	91,572	11,459	103,031

Selling, general, and administrative	62,586	4,303	66,889	67,189	3,334	70,523
Depreciation and amortization	3,313	28	3,341	3,529	28	3,557
Interest and financing costs	1	246	247	-	576	576
Operating expenses	65,900	4,577	70,477	70,718	3,938	74,656

Operating income	21,297	7,188	28,485	20,854	7,521	28,375

Other income			184			(40)

Earnings before tax			$28,669			$28,335

Net Sales
Contracts with customers	$412,357	$1,028	$413,385	$394,585	$1,411	$395,996
Financing and other	7,002	12,694	19,696	3,133	12,436	15,569
Net Sales	$419,359	$13,722	$433,081	$397,718	$13,847	$411,565

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,499	$1,182	$4,681	$3,658	$1,455	$5,113
Purchases of property, equipment and operating lease equipment	$990	$-	$990	$1,426	$1,944	$3,370

Selected Financial Data - Balance Sheet

Total assets	$812,633	$226,078	$1,038,711	$690,648	$223,618	$914,266

	Six Months Ended
	September 30, 2020			September 30, 2019
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$663,367	$27,529	$690,896	$672,414	$26,684	$699,098
Service	97,216	-	97,216	93,839	-	93,839
Net sales	760,583	27,529	788,112	766,253	26,684	792,937

Cost of Sales
Product	525,549	4,048	529,597	534,529	4,397	538,926
Service	60,996	-	60,996	58,341	-	58,341
Total cost of sales	586,545	4,048	590,593	592,870	4,397	597,267
Gross Profit	174,038	23,481	197,519	173,383	22,287	195,670

Selling, general, and administrative	128,142	8,214	136,356	129,856	6,454	136,310
Depreciation and amortization	6,801	56	6,857	6,936	84	7,020
Interest and financing costs	266	558	824	-	1,204	1,204
Operating expenses	135,209	8,828	144,037	136,792	7,742	144,534

Operating income	38,829	14,653	53,482	36,591	14,545	51,136

Other income			282			(85)

Earnings before tax			$53,764			$51,051

Net Sales
Contracts with customers	$746,344	$1,988	$748,332	$758,266	$2,200	$760,466
Financing and other	14,239	25,541	39,780	7,987	24,484	32,471
Net Sales	$760,583	$27,529	$788,112	$766,253	$26,684	$792,937

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$7,133	$2,327	$9,460	$7,283	$2,794	$10,077
Purchases of property, equipment and operating lease equipment	$3,101	$166	$3,267	$2,675	$2,213	$4,888

Selected Financial Data - Balance Sheet

Total assets	$812,633	$226,078	$1,038,711	$690,648	$223,618	$914,266

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three and six month periods ended September 30, 2020, and 2019 in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Customer end market:
Technology	$76,321	$97,502	$146,288	$173,682
Telecom, Media & Entertainment	96,927	71,044	153,579	133,510
Financial Services	46,732	44,605	94,153	92,847
State and local government and educational institutions	76,492	71,866	147,055	143,057
Healthcare	59,252	59,818	105,788	115,926
All others	63,635	52,883	113,720	107,231
Net sales	419,359	397,718	760,583	766,253

Less: Revenue from financing and other	(7,002)	(3,133)	(14,239)	(7,987)

Revenue from contracts with customers	$412,357	$394,585	$746,344	$758,266

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Vendor
Cisco Systems	$173,166	$172,605	$301,098	$318,786
NetApp	9,914	9,771	25,335	23,198
HP Inc. & HPE	16,395	18,986	33,433	42,099
Dell EMC	15,349	12,494	46,430	26,275
Arista Networks	13,443	26,766	20,263	47,716
Juniper Networks	24,716	24,370	38,295	31,424
All others	166,376	132,726	295,729	276,755
Net sales	419,359	397,718	760,583	766,253

Less: Revenue from financing and other	(7,002)	(3,133)	(14,239)	(7,987)

Revenue from contracts with customers	$412,357	$394,585	$746,344	$758,266

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended September 30, 2020, the percentage of revenue by customer end market within our technology segment includes technology industry 19%, telecommunications, media and entertainment 20%, state and local government and educational institutions (“SLED”) 16%, healthcare 15%, and financial services 13%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical locations in the United Kingdom (“UK”) and India. Our technology segment accounts for 97% of our net sales, and 73% of our operating income, while our financing segment accounts for 3% of our net sales, and 27% of our operating income, for the six months ended September 30, 2020.

Impact of COVID-19 on Our Business Operations

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and local governments and public health authorities have required and may in the future require measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes, and closure of non-essential businesses.

As COVID-19 impacts continue to expand across the country and globe, we have been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment. We have implemented a flexible work from home strategy applicable to all offices and operational continuity plans to provide sufficient resources to continue supporting our customers. For employees who wish to return to the office, we have reopened our headquarters with limited capacity and required health and safety protocols in place. We plan to reopen our other offices using a phased approach but currently have not set a schedule to do so. Our configuration centers have remained open with our employees working in them following required health and safety protocols. In addition, we also have a procedure to review and approve employees’ business-related travel. Our managed service teams are distributed across the US with the ability to leverage technology to provide coverage while working from home. While we and many of our customers and vendor partners have restricted travel, we are leveraging video and other collaborative tools to continue to be responsive.

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

Our key business metrics for the three- and six-month periods ended September 30, 2020, and 2019 are summarized in the following tables (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2020	2019	2020	2019
Net sales	$433,081	$411,565	$788,112	$792,937

Gross profit	$98,962	$103,031	$197,519	$195,670
Gross margin	22.9%	25.0%	25.1%	24.7%
Operating income margin	6.6%	6.9%	6.8%	6.4%

Net earnings	$19,846	$20,098	$37,206	$36,286
Net earnings margin	4.6%	4.9%	4.7%	4.6%
Net earnings per common share - diluted	$1.48	$1.51	$2.78	$2.71

Non-GAAP: Net earnings (1)	$22,470	$24,228	$42,677	$43,687
Non-GAAP: Net earnings per common share - diluted (1)	$1.68	$1.81	$3.19	$3.26

Adjusted EBITDA (2)	$33,561	$35,405	$64,275	$63,972
Adjusted EBITDA margin	7.7%	8.6%	8.2%	8.1%

Purchases of property and equipment used internally	$990	$1,426	$3,101	$2,675
Purchases of equipment under operating leases	-	1,944	166	2,213
Total capital expenditures	$990	$3,370	$3,267	$4,888

Technology Segment
Net sales	$419,359	$397,718	$760,583	$766,253
Adjusted gross billings (3)	$601,064	$579,084	$1,147,458	$1,127,447

Gross profit	$87,197	$91,572	$174,038	$173,383
Gross margin	20.8%	23.0%	22.9%	22.6%

Operating income	$21,297	$20,854	$38,829	$36,591
Adjusted EBITDA (2)	$26,275	$27,789	$49,436	$49,208

Financing Segment
Net sales	$13,722	$13,847	$27,529	$26,684

Gross profit	$11,765	$11,459	$23,481	$22,287

Operating Income	$7,188	$7,521	$14,653	$14,545
Adjusted EBITDA (2)	$7,286	$7,616	$14,839	$14,764

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
GAAP: Earnings before tax	$28,669	$28,335	$53,764	$51,051
Share based compensation	1,764	2,135	3,671	4,077
Acquisition and integration expense	(30)	1,338	(1)	1,739
Acquisition related amortization expense	2,172	2,345	4,400	4,532
Other (income) expense	(184)	40	(282)	85
Non-GAAP: Earnings before provision for income taxes	32,391	34,193	61,552	61,484

GAAP: Provision for income taxes	8,823	8,237	16,558	14,765
Share based compensation	541	624	1,128	1,183
Acquisition and integration expense	(9)	391	-	506
Acquisition related amortization expense	648	663	1,315	1,270
Other (income) expense	(56)	12	(86)	25
Tax (expense) benefit on restricted stock	(26)	38	(40)	48
Non-GAAP: Provision for income taxes	9,921	9,965	18,875	17,797

Non-GAAP: Net earnings	$22,470	$24,228	$42,677	$43,687

GAAP: Net earnings per common share - diluted	$1.48	$1.51	$2.78	$2.71

Non-GAAP: Net earnings per common share - diluted	$1.68	$1.81	$3.19	$3.26

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
GAAP: Net earnings per common share - diluted	$1.48	$1.51	$2.78	$2.71

Share based compensation	0.09	0.11	0.19	0.22
Acquisition and integration expense	-	0.07	-	0.09
Acquisition related amortization expense	0.11	0.12	0.23	0.24
Other (income) expense	-	-	(0.01)	-
Tax benefit on restricted stock	-	-	-	-
Total non-GAAP adjustments - net of tax	0.20	0.30	0.41	0.55

Non-GAAP: Net earnings per common share - diluted	$1.68	$1.81	$3.19	$3.26

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

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2020	2019	2020	2019
Net earnings	$19,846	$20,098	$37,206	$36,286
Provision for income taxes	8,823	8,237	16,558	14,765
Share based compensation	1,764	2,135	3,671	4,077
Interest and financing costs	1	-	266	-
Acquisition and integration expense	(30)	1,338	(1)	1,739
Depreciation and amortization	3,341	3,557	6,857	7,020
Other (income) expense	(184)	40	(282)	85
Adjusted EBITDA	$33,561	$35,405	$64,275	$63,972

Technology Segment
Operating income	$21,297	$20,854	$38,829	$36,591
Depreciation and amortization	3,313	3,529	6,801	6,936
Share based compensation	1,694	2,068	3,541	3,942
Interest and financing costs	1	-	266	-
Acquisition and integration expense	(30)	1,338	(1)	1,739
Adjusted EBITDA	$26,275	$27,789	$49,436	$49,208

Financing Segment
Operating income	$7,188	$7,521	$14,653	$14,545
Depreciation and amortization	28	28	56	84
Share based compensation	70	67	130	135
Adjusted EBITDA	$7,286	$7,616	$14,839	$14,764

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Technology segment net sales	$419,359	$397,718	$760,583	$766,253
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	181,705	181,366	386,875	$361,194
Adjusted gross billings	$601,064	$579,084	$1,147,458	$1,127,447

Consolidated Results of Operations

During the three months ended September 30, 2020, net sales increased 5.2%, or $21.5 million, to $433.1 million, as compared to $411.6 million for the same period in the prior fiscal year. Product sales for the three months ended September 30, 2020, increased 5.5% to $383.7 million, or an increase of $20.2 million from $363.5 million in the same period in the prior year. Services sales during the three months ended September 30, 2020, increased 2.8% to $49.4 million, or an increase of $1.4 million over prior year services sales of $48.1 million primarily due to an increase in managed services. The increase in products sales was due to a shift in mix of higher hardware and third-party software licenses sales which we recognize on a gross basis, and a lower proportion of sales of maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. We saw increases in net sales from telecom, media and entertainment, SLED, financial services, and all the other categories of customers, which was partially offset by decreases in net sales from our technology customers, and a small decrease from health care customers, during the three months ended September 30, 2020, compared to the prior year.

For the six months ended September 30, 2020, net sales decreased 0.6%, or $4.8 million, to $788.1 million, compared to $792.9 million in the same period in the prior fiscal year. Product sales for the six months ended September 30, 2020, decreased 1.2%, or $8.2 million, to $690.9 million compared to $699.1 million in the same period in the prior year. Services sales during the six months ended September 30, 2020, increased 3.6%, or $3.4 million, to $97.2 million compared to prior year services sales of $93.8 million. The decrease in net sales was due to reductions in demand from the our customers in the technology and health care markets, which were mostly offset by increases in demand from our customers in the telecom, media and entertainment, SLED, financial services, and all other category of customers, during the six months ended September 30, 2020, compared to the prior year.

Adjusted gross billings increased 3.8%, or $22.0 million, to $601.1 million for the three months ended September 30, 2020, from $579.1 million for the same period in the prior fiscal year. There was an increase in adjusted gross billings from our customers in the telecom, media and entertainment, SLED, and health care customers which was partially offset by decreases in demand from the technology, financial services, and all the other categories of customers. For the six months ended September 30, 2020, adjusted gross billings increased 1.8%, or $20.1 million, to $1,147.5 million, from $1,127.4 million for the same period in the prior fiscal year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales with the exception of health care customers which declined for the six-month period.

Consolidated gross profit for the three months ended September 30, 2020, decreased $4.1 million, or 3.9%, to $99.0 million, compared with $103.0 million in the same period in the prior year. Consolidated gross margins were 22.9% for the three months ended September 30, 2020, which is a decrease of 210 basis points compared to 25.0% for the same period in the prior fiscal year. The decrease in margins for the three-month period was due to a shift in product mix, as we sold a higher proportion hardware and third-party licenses which are recognized on a gross basis and therefore have lower product margins, and a lower proportion of our product mix was from third-party maintenance, software assurance and subscription/SaaS licenses, and services, which are recorded on a net basis, and were partially offset by slightly higher gross profit from of our financing segment. For the six months ended September 30, 2020, consolidated gross profit increased $1.8 million, or 0.9%, to $197.5 million, compared with $195.7 million for the same period in the prior fiscal year. Consolidated gross margins were 25.1% for the six months ended September 30, 2020, an increase of 40 basis points compared to 24.7% for the same period in the prior fiscal year. The increase in gross margin for the six-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, and services. Also contributing to the gross margin improvement was higher service revenues, and higher post-contract revenue from of our financing segment.

Our operating expenses for the three months ended September 30, 2020, decreased 5.6% to $70.5 million, as compared to $74.7 million for the prior year period. The majority of this decrease reflects reductions in selling, general, and administrative expense of 5.2% or $3.6 million, to $66.9 million as compared to $70.5 million in the same period in the prior year, due in part to reductions in travel and entertainment, general office related expenses, employee salaries and benefits, which were partially offset by an increase in allowance for credit losses. Our prior year results benefit from having only incurred a partial quarter of salaries and benefits from employees acquired from ABS Technology. As of September 30, 2020, we had 1,497 employees, a decrease of 132 from 1,629 last year.

For the six months ended September 30, 2020, operating expenses decreased $0.5 million, or 0.3%, to $144.0 million, as compared to $144.5 million in the same period in the prior year. The decrease in operating expenses for the six months ended September 30, 2020, is due to the reductions in interest and financing costs, and depreciation and amortization expense. Selling, general, and administrative expense for the six months ended September 30, 2020, increased slightly to $136.4 million, with increases in salaries and benefits, variable compensation, and reserve for credit losses, offset almost entirely by reductions in general and administrative expense and acquisition related expenses.

Depreciation and amortization expense decreased $0.2 million for both the three and six months ended September 30, 2020. Interest and financing costs decreased $0.3 million and $0.4 million, for the three and six months ended September 30, 2020, respectively, due to a decrease in the average balance of non-recourse notes payable outstanding during the three and six months ended September 30, 2020, as compared to the prior year.

As a result, operating income for the three months ended September 30, 2020, increased $0.1 million, or 0.4%, to $28.5 million as compared to $28.4 million for the same period in the prior year. For the six months ended September 30, 2020, operating income increased $2.3 million, or 4.6%, to $53.5 million, as compared to $51.1 million for the same period in the prior year.

Our effective tax rate for the three and six months ended September 30, 2020, was 30.8%, compared with 29.1% and 28.9%, respectively, for the same periods in the prior year. The change in our effective tax rate was due to an adjustment to the federal benefit from state taxes.

Consolidated net earnings for the three months ended September 30, 2020, were $19.8 million, a decrease of 1.3%, or $0.3 million, over the prior year’s results, due to the decrease in gross profit, partially offset by a reduction in operating expenses. For the six months ended September 30, 2020, the consolidated net earnings were $37.2 million, an increase of 2.5%, or $0.9 million, compared to the prior year’s results, due to the increase in revenues and gross profit, and other income mostly offset by an increase the provision for income taxes.

Adjusted EBITDA decreased $1.8 million, or 5.2%, to $33.6 million and adjusted EBITDA margin decreased 90 basis points to 7.7% for the three months ended September 30, 2020, as compared to the prior year period of 8.6%. For the six months ended September 30, 2020, adjusted EBITDA increased $0.3 million, or 0.5%, to $64.3 million and the adjusted EBITDA margin increased 10 basis points to 8.2% as compared to the prior year period of 8.1% for the six months ended September 30, 2020, compared to the prior year period.

Diluted earnings per share decreased 2.0%, or $0.03, to $1.48 per share for the three months ended September 30, 2020, as compared to $1.51 per share for the three months ended September 30, 2019. Non-GAAP diluted earnings per share decreased 7.2%, or $0.13, to $1.68 for the three months ended September 30, 2020, as compared to $1.81 for the three months ended September 30, 2019. For the six months ended September 30, 2020, diluted earnings per share increased 2.6%, or $0.07, to $2.78 per share, as compared to $2.71 per share compared to the prior year period. Non-GAAP diluted earnings per share decreased 2.1%, or $0.07, to $3.19 for the six months ended September 30, 2020, as compared to $3.26 for the six months ended September 30, 2019.

Cash and cash equivalents increased $74.9 million or 86.8% to $161.1 million at September 30, 2020, as compared to $86.2 million as of March 31, 2020. The increase is primarily the result of the extension of payment terms by 30 days from certain vendor partners that deferred $76.3 million in payments and a payroll tax deferral under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that deferred $4.8 million in payments that will be paid in December 2021 and December 2022. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

CRITICAL ACCOUNTING ESTIMATES

As disclosed in Note 2, “Recent Accounting Pronouncements,” we adopted a new credit loss standard on April 1, 2020. Under this new standard, we estimate an allowance for credit losses related to accounts receivable for future expected credit losses by using relevant information such as historical information, current conditions, and reasonable and supportable forecasts. The allowance is measured on a collective basis when similar risk characteristics exist, and a loss-rate for each group with similar risk characteristics is determined using historical credit loss experience as the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current conditions, as well as changes in forecasted macroeconomic conditions. Our allowance reflects the forecasted credit deterioration due to the COVID-19 pandemic.

Our other critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2020, compared to the three and six months ended September 30, 2019

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales
Product	$369,934	$349,650	$663,367	$672,414
Services	49,425	48,068	97,216	93,839
Total	419,359	397,718	760,583	766,253

Cost of sales
Product	301,006	276,475	525,549	534,529
Services	31,156	29,671	60,996	58,341
Total	332,162	306,146	586,545	592,870

Gross profit	87,197	91,572	174,038	173,383

Selling, general, and administrative	62,586	67,189	128,142	129,856
Depreciation and amortization	3,313	3,529	6,801	6,936
Interest and financing costs	1	-	266	-
Operating expenses	65,900	70,718	135,209	136,792

Operating income	$21,297	$20,854	$38,829	$36,591

Adjusted gross billings	$601,064	$579,084	$1,147,458	$1,127,447
Adjusted EBITDA	$26,275	$27,789	$49,436	$49,208

Net sales: Net sales for the three months ended September 30, 2020, were $419.4 million compared to $397.7 million in the same period in the prior year, an increase of 5.4% or $21.6 million, due to increases in net sales to customers in the telecom, media and entertainment, SLED, financial services, and all the other customer categories, which was partially offset by a decrease in technology, and healthcare customer categories. Product sales increased 5.8%, or $20.3 million, to $369.9 million due to a shift in mix to sales of hardware and third-party licenses, partially offset by reductions in third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. Services revenues increased 2.8%, or $1.4 million to $49.4 million to due to an increase in managed services.

For the six months ended September 30, 2020, net sales decreased 0.7%, or $5.7 million to $760.6 million compared to $766.3 million during the same period in the prior year. Product sales for the six months ended September 30, 2020, decreased 1.3%, or $9.0 million to $663.4 million due to a higher proportion of sales from third party services that are recognized on a net basis, partially offset by the increase in services revenues by 3.6%, or $3.4 million, to $97.2 million compared to $93.8 million during the same period in the prior year.

Adjusted gross billings increased 3.8%, or $22.0 million, to $601.1 million for the three months ended September 30, 2020, from $579.1 million for the same period in the prior fiscal year. There was an increase in adjusted gross billings from our customers in the telecom, media and entertainment, SLED, and health care customers which was partially offset by decreases in demand from the technology, financial services, and all the other categories of customers. For the six months ended September 30, 2020, adjusted gross billings increased 1.8%, or $20.1 million, to $1,147.5 million, from $1,127.4 million for the same period in the prior fiscal year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales with the exception of health care customers which declined for the six-month period.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2020, we had open orders of $389.7 million and deferred revenue of $77.1 million. As of September 30, 2019, we had open orders of $210.7 million and deferred revenues of $66.5 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve-month periods ended September 30, 2020, and 2019 are summarized below:

	Twelve Months Ended September 30,
	2020	2019	Change
Revenue by customer end market:
Technology	19%	22%	(3%)
Telecom, Media & Entertainment	20%	16%	4%
SLED	16%	17%	(1%)
Healthcare	15%	15%	0%
Financial Services	13%	14%	(1%)
All others	17%	16%	1%
Total	100%	100%

	Twelve Months Ended September 30,
	2020	2019	Change
Revenue by vendor:
Cisco Systems	39%	41%	(2%)
NetApp	4%	3%	1%
HP Inc. & HPE	4%	6%	(2%)
Dell/EMC	7%	4%	3%
Juniper Networks	5%	4%	1%
Arista Networks	3%	5%	(2%)
All others	38%	37%	1%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended September 30, 2020, we had an increase in the percentage total revenues from customers in the telecom, media and entertainment industry, and all other customer category, and decreases in the percentage of total revenues in the technology, SLED, and financial services markets. These changes were driven by changes caused by the COVID-19 pandemic, changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from our top six suppliers, which, when combined, is a fairly constant percentage of over 60% of total revenues for the twelve-month periods ended September 30, 2020, and 2019. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: For the three months ended September 30, 2020, cost of sales increased 8.5%, or $26.0 million, due to a shift in product mix, as we sold a higher proportion of hardware and third-party software licenses which we recognize on a gross basis. Due to this shift in product mix, our gross margin decreased 220 basis points to 20.8% for the three months ended September 30, 2020, compared to 23.0% in the same period in the prior year. Cost of sales for the six months ended September 30, 2020, decreased 1.1% or $6.3 million which is in-line with the decrease in net sales. For the six months ended September 30, 2020, gross margin increased by 30 basis points to 22.9%, as compared to 22.6% for the prior year period; product margin also increased by 30 basis points to 20.8%, compared to 20.5% in the same period in the prior year. Vendor incentives earned as a percentage of sales decreased 70 basis points and 20 basis points for the three and six months ended September 30, 2020, respectively, resulting in an unfavorable impact on gross margin, as compared to same periods in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses of $62.6 million for the three months ended September 30, 2020, decreased by $4.6 million, or 6.9% from $67.2 million in the same period in the prior year. Salaries and benefits decreased $0.8 million, or 1.5% to $53.8 million, compared to $54.6 million during the same period in the prior year due to a decrease variable compensation and fringe benefits, more than offsetting an increase in salaries. Our prior year results benefit from having only incurred a partial quarter of salaries and benefits from employees acquired from ABS Technology. Our technology segment had 1,460 employees as of September 30, 2020, a decrease of 135 from 1,595 at September 30, 2019. For the six months ended September 30, 2020, selling, general, and administrative expenses decreased by $1.7 million, or 1.3%, to $128.1 million compared to $129.9 million in the same period in the prior year. Salaries and benefits increased $4.7 million, or 4.5% to $110.8 million, compared to $106.1 million during the same period in the prior year.

General and administrative expenses decreased $4.0 million, or 31.7%, to $8.7 million during the three months ended September 30, 2020, compared to $12.7 million in the same period in the prior year, due to a decrease in travel and entertainment expenses, advertising and marketing, professional fees, and other general office related expenses resulting in part from restrictions on travel due to the COVID-19 pandemic, and $1.1 million in lower acquisition related expenses than the prior year. For the six months ended September 30, 2020, general and administrative expenses decreased $6.8 million, or 28.9%, to $16.8 million. The decrease in selling, general and administrative expenses was primarily due to decrease in travel and entertainment expenses, advertising and marketing, professional fees, and other general office related expenses resulting from travel restrictions due in part to the COVID-19 pandemic, and $1.5 million in lower acquisition related expenses than the prior year.

Depreciation and amortization: Depreciation and amortization decreased $0.2 million, or 6.1%, to $3.3 million during the three months ended September 30, 2020, and decreased $0.1 million, or 1.9%, to $6.8 million for the six months ended September 30, 2020, compared to the prior year periods.

Interest and financing costs: Interest and financing costs were insignificant in the three months ended September 30, 2020, and $0.3 million for the six months ended September 30, 2020, compared to none in the same period in the prior year. This is due to $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility during the first quarter of the fiscal year.

Segment operating income: As a result of the foregoing, operating income was $21.3 million, an increase of $0.4 million, or 2.1%, for the three months ended September 30, 2020, as compared to $20.9 million in the same period in the prior year. For the six months ended September 30, 2020, operating income was $38.8 million, compared to $36.6 million for the same period in the prior year, an increase of $2.2 million, or 6.1%.

For the three months ended September 30, 2020, adjusted EBITDA was $26.3 million, a decrease of $1.5 million, or 5.4%, compared to $27.8 million in the same period in the prior year. Adjusted EBITDA was $49.4 million, an increase of $0.2 million, or 0.5%, for the six months ended September 30, 2020, compared to $49.2 million for the same period in the prior year.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net sales	$13,722	$13,847	$27,529	$26,684

Cost of sales	1,957	2,388	4,048	4,397

Gross profit	11,765	11,459	23,481	22,287

Selling, general, and administrative	4,303	3,334	8,214	6,454
Depreciation and amortization	28	28	56	84
Interest and financing costs	246	576	558	1,204
Operating expenses	4,577	3,938	8,828	7,742

Operating income	$7,188	$7,521	$14,653	$14,545

Adjusted EBITDA	$7,286	$7,616	$14,839	$14,764

Net sales: Net sales decreased by $0.1 million, or 0.9%, to $13.7 million for the three months ended September 30, 2020, as compared to prior year results due to a reduction in post contract earnings and portfolio earnings, which were mostly offset by higher other financing revenues and transactional gains. During the three months ended September 30, 2020, and 2019, we recognized net gains on sales of financial assets of $4.5 million and $4.1 million, respectively, and the fair value of assets received from these sales were $118.5 million and $95.1 million, respectively.

For the six months ended September 30, 2020, net sales increased to $27.5 million, an increase of $0.8 million, or 3.2% as compared to the same period in the prior year of $26.7 million due to higher other financing revenues and portfolio earnings, which were partially offset by lower post-contract earnings and transactional gains. During the six months ended September 30, 2020, and 2019, we recognized net gains on sales of financial assets of $7.0 million and $7.5 million, respectively, and the fair value of assets received from these sales were $191.7 million and $172.0 million, respectively. At September 30, 2020, we had $180.7 million in financing receivables and operating leases, compared to $188.2 million as of September 30, 2019, a decrease of $7.5 million, or 4.0%.

Cost of sales: Cost of sales decreased $0.4 million and $0.3 million for the three and six months ended September 30, 2020, respectively, which consists of depreciation expense from operating leases. Gross profit increased by 2.7% to $11.8 million, for the three months ended September 30, 2020, and increased by 5.4% to $23.5 million, for the six months ended September 30, 2020, as compared to the prior year periods.

Selling, general and administrative: For the three and six months ended September 30, 2020, selling, general, and administrative expenses increased by $1.0 million or 29.1%, and $1.8 million, or 27.3%, respectively, which was due primarily to an increase in allowance for credit losses of $0.8 million and $1.1 million for the three and six months ended September 30, 2020, as compared to the same periods in the prior year. Variable compensation also increased due to higher gross profit for both the three and six months ended September 30, 2020.

Interest and financing costs: Interest and financing costs decreased by 57.3% to $0.2 million for the three months ended September 30, 2020, and decreased by 53.7% to $0.6 million for the six months ended September 30, 2020, compared to the same periods in the prior year, due to a decrease in the average balance and interest rate on total notes payable outstanding. Total notes payable for the financing segment was $40.3 million as of September 30, 2020, a decrease of $45.7 million, or 53.1%, as compared to $86.0 million as of September 30, 2019. Our weighted average interest rate for non-recourse notes payable was 3.15% and 3.98%, as of September 30, 2020, and 2019, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA both decreased $0.3 million or 4.4% and 4.3%, to $7.2 million and $7.3 million, respectively, for the three months ended September 30, 2020, over the prior year period. For the six months ended September 30, 2020, operating income and adjusted EBITDA both increased $0.1 million, respectively, or 0.7% and 0.5%, to $14.7 million and $14.8 million, respectively.

Consolidated

Other income: Other income increased to $0.2 million and $0.3 million due to the favorable foreign exchange rate during the three and six months ended September 30, 2020, respectively, compared to an expense of $40 thousand and $85 thousand due to the unfavorable foreign exchange rate in the three and six month periods in the prior year, respectively.

Income taxes: Our provision for income tax expense was $8.8 million and $16.6 million for the three and six months ended September 30, 2020, as compared to $8.2 million and $14.8 million for the same periods in the prior year. Our effective income tax rates for both the three and six months ended September 30, 2020, was 30.8%, compared to 29.1% and 28.9% for the three and six months ended September 30, 2019. The change in our effective tax rate was due to an adjustment to the federal benefit from state taxes.

Net earnings: The foregoing resulted in net earnings of $19.8 million for the three months ended September 30, 2020, a decrease of $0.3 million, or 1.3%, as compared to $20.1 million of the same period in the prior year. For the six months ended September 30, 2020, net earnings were $37.2 million, an increase of $0.9 million, or 2.5%, as compared to $36.3 million in the same period in the prior year.

Basic and fully diluted earnings per common share was $1.48 for the three months ended September 30, 2020, a decrease of 2.0% as compared to $1.51 for both the basic and fully diluted earnings per common share for the same period in the prior year. For the six months ended September 30, 2020, basic and fully diluted earnings per common share were $2.79 and $2.78, an increase for both of 0.3%, as compared to $2.72 and $2.71, respectively, for the same period in the prior year.

Non-GAAP diluted earnings per share decreased 7.2% to $1.68 for the three months ended September 30, 2020, as compared to $1.81 for the three months ended September 30, 2019. Non-GAAP diluted earnings per share decreased 2.1% to $3.19 for the six months ended September 30, 2020, as compared to $3.26 for the six months ended September 30, 2019.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the three months ending September 30, 2020 was $13.4 million and for the six months ended September 30, 2020 was $13.3 million and $13.4 million respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for both the three and six months ended September 30, 2019, was 13.3 million and 13.4 million.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$8,408	$(54,404)
Net cash used in investing activities	(2,811)	(18,050)
Net cash provided by financing activities	69,730	48,356
Effect of exchange rate changes on cash	(477)	114
Net increase (decrease) in cash and cash equivalents	$74,850	$(23,984)

Cash flows from operating activities. We had $8.4 million provided by operating activities during the six months ended September 30, 2020, compared to $54.4 million used in operating activities for the six months ended September 30, 2019. See below for a breakdown of operating cash flows by segment (in thousands):

	Six Months Ended September 30,
	2020	2019
Technology segment	$44,367	$3,833
Financing segment	(35,959)	(58,237)
Net cash provided by (used in) operating activities	$8,408	$(54,404)

Technology Segment: In the six months ended September 30, 2020, our technology segment provided $44.4 million from operating activities primarily due to cash generated from earnings. Additionally, we had net borrowing on the floor plan component of our credit facility of $91.6 million which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility. The net borrowing is primarily the result of extended payment terms from certain vendor partners that deferred $76.3 million in payments for an additional 30 days. The majority of these programs relate to COVID-19 and ended in October 2020. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

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

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of September 30,
	2020	2019
(DSO) Days sales outstanding (1)	61	59
(DIO) Days inventory outstanding (2)	14	10
(DPO) Days payable outstanding (3)	(54)	(46)
Cash conversion cycle	21	23

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

Our cash conversion cycle decreased to 21 days at September 30, 2020, compared to 23 days at September 30, 2019. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO increased 8 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date; however, certain of our suppliers temporarily increased our terms to 90 days. Our DSO increased 2 days due to an increase in sales during the quarter ended September 30, 2020, to customers with terms greater than or equal to net 60 days. The 4 day increase in DIO was due to an increase in average inventory balances of 45.1%, or $24.0 million, due to pending projects for our customers and some delays in receiving by our customers whose offices were temporarily closed due to COVID-19.

Financing Segment: In the six months ended September 30, 2020, our financing segment used $36.0 million from operating activities, primarily due to changes in financing receivables- net of $54.4 million, partially offset by earnings of $10.4 million and an increase in accounts payable trade of $13.0 million. In the six months ended September 30, 2019, our financing segment used $58.2 million from operating activities, primarily due to changes in financing receivables- net of $76.4 million. We recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables, when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the six months ended September 30, 2020, we used $2.8 million from investing activities, consisting of $3.3 million for purchases of property, equipment and operating lease equipment offset by $0.5 million of proceeds from the sale of property, equipment, and operating lease equipment. In the six months ended September 30, 2019, we used $18.1 million from investing activities, consisting of $13.8 million for acquisitions, $4.9 million for purchases of property, equipment and operating lease equipment offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities. In the six months ended September 30, 2020, cash provided by financing activities was $69.7 million consisting of net borrowings on floor plan facility of $91.6 million, net borrowings of non-recourse and recourse notes payable of $18.1 million, which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility and $4.5 million in repurchase of common stock.

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

Secured borrowings – Financing segment

We may finance all or most of the cost of the assets that we finance for customers by transferring all or part of the contractual payments due to us to third-party financing institutions. When we account for the transfer as a secured borrowing, we recognize the proceeds as either recourse or non-recourse notes payable. Our customers are responsible for repaying the debt from a secured borrowing. The lender typically secures a lien on the financed assets at the time the financial assets are transferred and releases it upon collecting all the transferred payments. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk and their only recourse, upon default by the customer, is against the customer and the specific equipment under lease. While we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. As a result of COVID-19, credit markets have tightened. Our lenders are more discerning and are taking longer to approve transactions. In addition, certain lenders have narrowed their demand to certain types of transactions and/or credit quality and excluding others. For example, some lenders have declined transactions that have longer terms or transactions with certain market segments. Therefore, we may no longer be able to transfer certain receivables to financial institutions which may result in investing our capital or declining the transaction.

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

As of September 30, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries, and varies available borrowing based upon the value of their receivables and inventory. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of September 30, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end and requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2020	Balance as of September 30, 2020	Maximum Credit Limit at March 31, 2020	Balance as of March 31, 2020
$275,000	$218,970	$300,000	$127,416

On October 1, 2020, we elected to exercise the temporary increase in the aggregate limit of the WFCDF credit facility to $350.0 million for a period of not less than 30 days.

Accounts Receivable Component. ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. Our borrowings and repayments under the accounts receivable component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable”, respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2020, there was an outstanding balance for the accounts receivable component of $35.0 million. As of September 30, 2020, there was no outstanding balance for the accounts receivable component. As of September 30, 2020, and March 31, 2020, the maximum credit limit was $100.0 million and $50.0 million, respectively. We may maintain a balance on the accounts receivable component to assist in mitigating risk arising from COVID-19.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations. We are in compliance with material performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated statements of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of September 30, 2020, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our credit facility will be terminated by the lender or us. Our lending partners in our financing segment have tightened credit availability and are more discerning in their approval process. However, currently we have funding resources available for our transactions.

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

Our cash flow may be adversely affected by the risks related to the COVID-19 pandemic, which may result in delays in the collections of our accounts receivables or non-payment.

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of September 30, 2020, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the six months ended September 30, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	-	$-	-	339,324	(2)
May 1, 2020 through May 27, 2020	996	$66.75	-	339,324	(3)
May 28, 2020 through May 31, 2020	-		-	500,000	(4)
June 1, 2020 through June 30, 2020	36,644	$71.94	-	500,000	(5)
July 1, 2020 through July 31, 2020	-		-	500,000	(6)
August 1, 2020 through August 31, 2020	-	$-	-	500,000	(7)
September 1, 2020 through September 30, 2020	24,318	$73.37	24,318	475,682	(8)

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

(6)
The share purchase authorization in place for the month ended July 31, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2020, the remaining authorized shares to be purchased were 500,000.

(7)
The share purchase authorization in place for the month ended August 31, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2020, the remaining authorized shares to be purchased were 500,000.

(8)
The share purchase authorization in place for the month ended September 30, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2020, the remaining authorized shares to be purchased were 475,682.

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

ePlus inc.

Date: November 4, 2020	/s/ MARK P. MARRON
By: Mark P. Marron,
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2020	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)