Form 10-Q
period 2020-12-31
EPLUS INC
filed 2021-02-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 1, 2021, was 13,503,352.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
the duration and impact of the novel coronavirus (“COVID-19”) pandemic, which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures to try to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•	the efficacy of the manufacture and distribution of vaccines for the COVID-19 virus:
•
national and international political instability fostering uncertainty and volatility in the global economy including an economic downturn, an increase in tariffs or adverse changes to trade agreements, exposure to fluctuation in foreign currency rates, interest rates, and downward pressure on prices;

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

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	reduction of vendor incentives provided to us;
•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	the possibility of goodwill impairment charges in the future;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	adapting to meet changes in markets and competitive developments;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	our ability to secure our own and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;

•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, import and export regulations, and trade agreements);
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
•
significant changes in accounting standards which could impact the demand for our leasing services, or misclassification of products and services we sell resulting in the misapplication of revenue recognition policies or inaccurate costs and completion dates for our services, which could affect our estimates; and

•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, license required technology.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86,463	$86,231
Accounts receivable—trade, net	460,385	374,998
Accounts receivable—other, net	34,355	36,570
Inventories	81,304	50,268
Financing receivables—net, current	126,692	70,169
Deferred costs	28,939	22,306
Other current assets	8,514	9,256
Total current assets	826,652	649,798

Financing receivables and operating leases—net	87,342	74,158
Property, equipment and other assets	43,387	32,596
Goodwill	126,945	118,097
Other intangible assets—net	41,628	34,464
TOTAL ASSETS	$1,125,954	$909,113

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$159,175	$82,919
Accounts payable—floor plan	177,084	127,416
Salaries and commissions payable	33,197	30,952
Deferred revenue	68,466	55,480
Recourse notes payable—current	-	37,256
Non-recourse notes payable—current	62,021	29,630
Other current liabilities	31,095	22,986
Total current liabilities	531,038	386,639

Non-recourse notes payable—long term	6,312	5,872
Deferred tax liability—net	3,763	2,730
Other liabilities	39,832	27,727
TOTAL LIABILITIES	580,945	422,968

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,503 outstanding at December 31, 2020 and 13,500 outstanding at March 31, 2020	145	144
Additional paid-in capital	150,624	145,197
Treasury stock, at cost, 993 shares at December 31, 2020 and 896 shares at March 31, 2020	(75,372)	(68,424)
Retained earnings	469,063	410,219
Accumulated other comprehensive income—foreign currency translation adjustment	549	(991)
Total Stockholders' Equity	545,009	486,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,125,954	$909,113

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net sales
Product	$375,512	$378,569	$1,066,408	$1,077,667
Services	52,092	50,422	149,308	144,261
Total	427,604	428,991	1,215,716	1,221,928
Cost of sales
Product	297,514	293,209	827,111	832,135
Services	31,939	32,086	92,935	90,427
Total	329,453	325,295	920,046	922,562
Gross profit	98,151	103,696	295,670	299,366

Selling, general, and administrative	65,390	73,090	201,746	209,400
Depreciation and amortization	3,143	3,647	10,000	10,667
Interest and financing costs	355	694	1,179	1,898
Operating expenses	68,888	77,431	212,925	221,965

Operating income	29,263	26,265	82,745	77,401

Other income (expense)	813	997	1,095	912

Earnings before tax	30,076	27,262	83,840	78,313

Provision for income taxes	8,438	7,712	24,996	22,477

Net earnings	$21,638	$19,550	$58,844	$55,836

Net earnings per common share—basic	$1.62	$1.47	$4.41	$4.19
Net earnings per common share—diluted	$1.62	$1.46	$4.39	$4.16

Weighted average common shares outstanding—basic	13,332	13,320	13,342	13,329
Weighted average common shares outstanding—diluted	13,378	13,378	13,402	13,410

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

NET EARNINGS	$21,638	$19,550	$58,844	$55,836

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	983	682	1,540	69

Other comprehensive income (loss)	983	682	1,540	69

TOTAL COMPREHENSIVE INCOME	$22,621	$20,232	$60,384	$55,905

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$58,844	$55,836

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,762	15,217
Reserve for credit losses	1,920	504
Share-based compensation expense	5,427	6,019
Deferred taxes	1,033	(3)
Payments from lessees directly to lenders—operating leases	(25)	(44)
Gain on disposal of property, equipment, and operaing lease equipment	(408)	(614)
Changes in:
Accounts receivable	(67,989)	(102,093)
Inventories-net	(28,340)	(10,429)
Financing receivables—net	(67,112)	(87,633)
Deferred costs and other assets	(15,865)	(18,424)
Accounts payable-trade	70,726	33,574
Salaries and commissions payable, deferred revenue, and other liabilities	33,271	33,362
Net cash provided by (used in) operating activities	5,244	(74,728)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	670	1,404
Purchases of property, equipment and operating lease equipment	(4,227)	(7,209)
Cash used in acquisitions, net of cash acquired	(27,102)	(14,239)
Net cash used in investing activities	(30,659)	(20,044)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	31,698	75,557
Repayments of non-recourse and recourse notes payable	(41,870)	(9,854)
Repurchase of common stock	(6,948)	(13,692)
Repayments of financing of acquisitions	(556)	(5,763)
Net borrowings on floor plan facility	44,058	28,400
Net cash provided by financing activities	26,382	74,648

Effect of exchange rate changes on cash	(735)	(137)

Net increase (decrease) in cash and cash equivalents	232	(20,261)

Cash and cash equivalents, beginning of period	86,231	79,816

Cash and cash equivalents, end of period	$86,463	$59,555

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine Months Ended December 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for interest	$929	$1,721
Cash paid for income taxes	$21,257	$19,519
Cash paid for amounts included in the measurement of lease liabilities	$4,460	$4,113

Schedule of non-cash investing and financing activities:
Purchases of property, equipment, and operating lease equipment	$(221)	$(425)
Consideration for acquisitions	$-	$(1,037)
Borrowing of non-recourse and recourse notes payable	$77,289	$111,234
Repayments of non-recourse and recourse notes payable	$(25)	$(44)
Vesting of share-based compensation	$7,926	$8,990
New operating lease assets obtained in exchange for lease obligations	$1,097	$6,035

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	91	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(38)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	13,553	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725
Issuance of restricted stock awards	8	-	-	-	-	-	-
Share-based compensation	-	-	1,763	-	-	-	1,763
Repurchase of common stock	(24)	-	-	(1,784)	-	-	(1,784)
Net earnings	-	-	-	-	19,846	-	19,846
Foreign currency translation adjustment	-	-	-	-	-	520	520

Balance, September 30, 2020	13,537	$145	$148,845	$(72,911)	$447,425	$(434)	$523,070
Issuance of restricted stock awards	1	-	-	-	-	-	-
Share-based compensation	-	-	1,779	-	-	-	1,779
Repurchase of common stock	(35)	-	-	(2,461)	-	-	(2,461)
Net earnings	-	-	-	-	21,638	-	21,638
Foreign currency translation adjustment	-	-	-	-	-	983	983

Balance, December 31, 2020	13,503	$145	$150,624	$(75,372)	$469,063	$549	$545,009

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	86	1	-	-	-	-	1
Share-based compensation	-	-	1,919	-	-	-	1,919
Repurchase of common stock	(188)	-	-	(13,455)	-	-	(13,455)
Net earnings	-	-	-	-	16,188	-	16,188
Foreign currency translation adjustment	-	-	-	-	-	(263)	(263)

Balance, June 30, 2019	13,509	$144	$139,162	$(67,454)	$357,325	$(534)	$428,643
Issuance of restricted stock awards	7	-	-	-	-	-	-
Share-based compensation	(3)	-	2,135	-	-	-	2,135
Repurchase of common stock	-	-	-	(237)	-	-	(237)
Net earnings	-	-	-	-	20,098	-	20,098
Foreign currency translation adjustment	-	-	-	-	-	(350)	(350)

Balance, September 30, 2019	13,513	$144	$141,297	$(67,691)	$377,423	$(884)	$450,289
Issuance of restricted stock awards	-	-	-	-	-	-	-
Share-based compensation	-	-	1,965	-	-	-	1,965
Repurchase of common stock	-	-	-	-	-	-	-
Net earnings	-	-	-	-	19,550	-	19,550
Foreign currency translation adjustment	-	-	-	-	-	682	682

Balance, December 31, 2019	13,513	$144	$143,262	$(67,691)	$396,973	$(202)	$472,486

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the nine months ended December 31, 2020, and 2019, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the nine months ended December 31, 2020, and 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2021, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2020 (“2020 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 32% and 41% of our technology segment’s net sales for the three months ended December 31, 2020, and 2019, respectively, and 37% and 41% of our technology segment’s net sales for the nine months ended December 31, 2020, and 2019, respectively.

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

Contract balances

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $24.4 million and $33.1 million of receivables from contracts with customers included within financing receivables as of December 31, 2020, and March 31, 2020, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	December 31, 2020	March 31, 2020
Current (included in deferred revenue)	$67,845	$54,486
Non-current (included in other liabilities)	$28,441	$16,395

Revenue recognized from the beginning contract liability balance was $9.6 million and $36.5 million for the three and nine months ended December 31, 2020, respectively, and $15.9 million and $45.3 million for the three and nine months ended December 31, 2019, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

Remainder of Year ending March 31, 2021	$13,381
Year Ending March 31, 2022	30,971
Year Ending March 31, 2023	15,062
Year Ending March 31, 2024	6,821
Year Ending March 31, 2025	700
Year Ending March 31, 2026 and thereafter	184
Total remaining performance obligations	$67,119

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and nine months ended December 31, 2020, and 2019 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Net sales	$4,182	$5,710	$22,000	$13,697
Cost of sales	3,362	4,807	14,091	11,459
Gross profit	$820	$903	$7,909	$2,238

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2020, and 2019 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Interest income on sales-type leases	$1,956	$1,272	$6,059	$4,862
Lease income on operating leases	$3,623	$4,489	$11,361	$14,908

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

December 31, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Gross receivables	$111,321	$89,629	$200,950
Unguaranteed residual value (1)	-	20,388	20,388
Initial direct costs, net of amortization	464	-	464
Unearned income	-	(12,133)	(12,133)
Reserve for credit losses (2)	(1,280)	(1,088)	(2,368)
Total, net	$110,505	$96,796	$207,301
Reported as:
Current	$74,585	$52,107	$126,692
Long-term	35,920	44,689	80,609
Total, net	$110,505	$96,796	$207,301

(1)	Includes unguaranteed residual values of $12,314 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

March 31, 2020	Notes Receivable	Lease Receivables	Financing Receivables

Minimum payments	$55,417	$69,492	$124,909
Estimated unguaranteed residual value (1)	-	21,862	21,862
Initial direct costs, net of amortization	212	247	459
Unearned income	-	(11,612)	(11,612)
Reserve for credit losses (2)	(798)	(610)	(1,408)
Total, net	$54,831	$79,379	$134,210
Reported as:
Current	$31,181	$38,988	$70,169
Long-term	23,650	40,391	64,041
Total, net	$54,831	$79,379	$134,210

(1)	Includes unguaranteed residual values of $14,972 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of  December 31, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$40,211
Year Ending March 31, 2022	24,111
Year Ending March 31, 2023	16,337
Year Ending March 31, 2024	5,992
Year Ending March 31, 2025 and thereafter	2,978
Total	$89,629

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2020	March 31, 2020

Cost of equipment under operating leases	$18,182	$21,276
Accumulated depreciation	(11,449)	(11,159)
Investment in operating lease equipment—net (1)	$6,733	$10,117

(1)	Amounts include estimated unguaranteed residual values of $2.6 million and $3.1 million as of December 31, 2020, and March 31, 2020, respectively.

The following table provides the future scheduled minimum lease rental payments for operating leases as of December 31, 2020 (in thousands):

Remainder of the Year ending March 31, 2021	$625
Year Ending March 31, 2022	2,007
Year Ending March 31, 2023	1,456
Year Ending March 31, 2024	479
Year Ending March 31, 2025 and thereafter	37
Total	$4,604

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of  December 31, 2020, and March 31, 2020, we had financing receivables of $69.4 million and $34.6 million, respectively, and operating leases of $4.4 million and $6.7 million, respectively, which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2020, and 2019, we recognized net gains of $3.0 million and $9.5 million, respectively, and total proceeds from these sales were $67.5 million and $246.0 million, respectively. For the year to date periods ended December 31, 2020, and 2019, we recognized net gains of $10.1 million and $17.0 million, respectively, and total proceeds from these sales were $259.2 million and $414.6 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both December 31, 2020, and March 31, 2020, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elected to early terminate the lease. As of December 31, 2020, our total potential liability that could result from these indemnities is immaterial. We believe the likelihood of making any such payments to be remote.

5.	LESSEE ACCOUNTING

We lease office space for periods up to 6 years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.5 million and $1.6 million for the three months ending December 31, 2020, and December 31, 2019, respectively, and $4.6 million and $4.7 million for the nine months ending December 31, 2020, and December 31, 2019, respectively, as part of selling, general, and administrative expenses.

The following table provides supplemental information about the remaining lease terms and discount rates applied as of  December 31, 2020, and March 31, 2020:

Lease term and Discount Rate	December 31, 2020	March 31, 2020
Weighted average remaining lease term (months)	33	38
Weighted average discount rate	3.8%	3.9%

The following table provides our future lease payments under our operating leases as of December 31, 2020 (in thousands):

December 31, 2020
Remainder of the year ending March 31, 2021	$967
Year ending March 31, 2022	4,390
Year ending March 31, 2023	3,166
Year ending March 31, 2024	1,323
Year ending March 31, 2025 and thereafter	917
Total lease payments	$10,763
Less: interest	(530)
Present value of lease liabilities	$10,233

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2020 (in thousands):

	Nine months ended December 31, 2020
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount

Beginning balance	$126,770	$(8,673)	$118,097
Acquisitions	8,643	-	8,643
Foreign currency translations	205	-	205
Ending balance	$135,618	$(8,673)	$126,945

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of December 31, 2020, and March 31, 2020, relates to our technology reportable segment, which we also determined to be one reporting unit. The carrying value of goodwill was $126.9 and $118.1 million as of December 31, 2020, and March 31, 2020, respectively. The increase in the balance during the nine months ended December 31, 2020, is due to our acquisition of certain assets and liabilities of Systems Management and Planning, Inc. (“SMP”), and changes in foreign currency translation of $0.2 million. Refer to Note 16, “Business Combinations” for details.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2020, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on December 31, 2020, and March 31, 2020 (in thousands):

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships & other intangibles	$77,307	$(39,371)	$37,936	$63,006	$(33,000)	$30,006
Capitalized software development	10,537	(6,845)	3,692	10,385	(5,927)	4,458
Total	$87,844	$(46,216)	$41,628	$73,391	$(38,927)	$34,464

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for other intangible assets was $2.3 million for the three months ended December 31, 2020 and $2.6 million for the three months ended December 31, 2019, and $7.3 million and $7.5 million for the nine months ended December 31, 2020, and 2019, respectively. The change in the gross carrying amount of other intangible asset is due to the addition of a customer relationship intangible asset of $14.3 million from our acquisition of SMP. Refer to Note 16, “Business Combinations” for details.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the nine months ended December 31, 2020, and 2019 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	866	570	484	1,920
Write-offs and other	(46)	(88)	(6)	(140)
Balance December 31, 2020	$2,601	$1,280	$1,088	$4,969

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	107	283	114	504
Write-offs and other	(304)	-	(2)	(306)
Balance December 31, 2019	$1,382	$788	$642	$2,812

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of December 31, 2020 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:

High CQR	$82,424	$6,952	$1,259	$856	$27	$91,518	$(60,295)	$31,223
Average CQR	14,922	3,945	576	36	-	19,479	(6,999)	12,480
Low CQR	-	-	324	-	-	324	-	324
Total	$97,346	$10,897	$2,159	$892	$27	$111,321	$(67,294)	$44,027

Lease receivables:

High CQR	$39,177	$8,137	$2,273	$713	$299	$50,599	$(18,555)	$32,044
Average CQR	25,059	7,709	1,751	403	49	34,971	(4,792)	30,179
Low CQR	-	-	-	-	-	-	-	-
Total	$64,236	$15,846	$4,024	$1,116	$348	$85,570	$(23,347)	$62,223
Total amortized cost (1)	$161,582	$26,743	$6,183	$2,008	$375	$196,891	$(90,641)	$106,250

(1)
Unguaranteed residual values of $12,314 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $464 thousand are excluded from amortized cost.

(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of December 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$406	$2,264	$967	$3,637	$8,839	$12,476	$98,845	$111,321
Lease receivables	4,272	1,832	1,295	7,399	3,584	10,983	74,587	85,570
Total	$4,678	$4,096	$2,262	$11,036	$12,423	$23,459	$173,432	$196,891

The following table provides an aging analysis of our lease receivables by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$951	$105	$922	$1,978	$1,181	$33,581	$36,740	$(4,766)	$(19,823)	$12,151
Average CQR	46	107	112	265	1,106	31,381	32,752	(3,646)	(18,693)	10,413
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$997	$212	$1,034	$2,243	$2,287	$64,962	$69,492	$(8,412)	$(38,516)	$22,564

The following table provides an aging analysis of our notes receivable by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$1,332	$2	$280	$1,614	$2,878	$29,057	$33,549	$(18,341)	$15,208
Average CQR	140	44	142	326	1,135	19,995	21,456	(16,636)	4,820
Low CQR	63	-	152	215	-	197	412	-	412
Total	$1,535	$46	$574	$2,155	$4,013	$49,249	$55,417	$(34,977)	$20,440

Our financial assets on nonaccrual status were not significant as of December 31, 2020, and March 31, 2020.

8.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Other current assets:
Deposits & funds held in escrow	$376	$926
Prepaid assets	7,626	7,946
Other	512	384
Total	$8,514	$9,256

Property, equipment and other assets
Property and equipment, net	$7,921	$7,153
Deferred costs - non-current	20,650	10,957
Right-of-use assets	9,986	13,066
Other	4,830	1,420
Total	$43,387	$32,596

Other current liabilities:
Accrued expenses	$13,054	$10,024
Accrued income taxes payable	2,249	406
Contingent consideration - current	-	220
Short-term lease liability	4,292	4,815
Other	11,500	7,521
Total	$31,095	$22,986

Other liabilities:
Deferred revenue	$28,708	$16,693
Long-term lease liability	5,941	8,326
Other	5,183	2,708
Total	$39,832	$27,727

9.	CREDIT FACILITY AND NOTES PAYABLE

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

Under the floor plan component, we had outstanding balances of $177.1 million and $127.4 million as of December 31, 2020, and March 31, 2020, respectively, and are presented as accounts payable – floorplan. The fair value of the outstanding balance under the credit facility was equal to its carrying value as of December 31, 2020, and March 31, 2020.

On May 15, 2020, we executed an amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275 million. Additionally, we have an election to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100 million, changed the interest rate to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%), and modified certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

As of December 31, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million. Our borrowing availability under the credit facility varies based upon the value of the receivables and inventory of ePlus Technology, inc., and certain of its subsidiaries. Under the accounts receivable component, we had no outstanding balance as of December 31, 2020 and $35 million outstanding as of March 31, 2020. The accounts receivable component is presented as recourse notes payable – current.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of December 31, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

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

As of March 31, 2020, we had $2.3 million of recourse borrowings that were collateralized by investments in notes receivable and leases. We had no recourse borrowings as of December 31, 2020. Our principal and interest payments are generally due monthly in amounts that equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for these borrowings was 2.55% as of March 31, 2020.

Non-recourse Notes Payable

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of December 31, 2020, and March 31, 2020, we had $68.3 million and $35.5 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.57% and 3.84%, as of December 31, 2020, and March 31, 2020, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business and that have not been fully resolved. The ultimate amount of liability, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is inherently uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2020, and 2019, respectively (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net earnings attributable to common shareholders - basic and diluted	$21,638	$19,550	$58,844	$55,836

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,332	13,320	13,342	13,329
Effect of dilutive shares	46	58	60	81
Weighted average shares common outstanding — diluted	13,378	13,378	13,402	13,410

Earnings per common share - basic	$1.62	$1.47	$4.41	$4.19

Earnings per common share - diluted	$1.62	$1.46	$4.39	$4.16

12.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On May 24, 2019, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning May 28, 2019, and ending on May 27, 2020. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

On May 20, 2020, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning May 28, 2020, and ending on May 27, 2021. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2020, we purchased 59,101 shares of our outstanding common stock at a value of $4.2 million under the share repurchase plan; we also purchased 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2019, we purchased 149,044 shares of our outstanding common stock at a value of $10.7 million under the share repurchase plan; we also purchased 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

As of December 31, 2020, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

Restricted Stock Activity

For the nine months ended December 31, 2020, we granted 9,871 restricted shares under the 2017 Director LTIP, and 89,873 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2019, we granted 8,646 restricted shares under the 2017 Director LTIP, and 85,132 restricted shares under the 2012 Employee LTIP. A summary of the restricted shares is as follows:

	Number of Shares	Weighted Average Grant- date Fair Value

Nonvested April 1, 2020	193,580	$73.74
Granted	99,744	$71.82
Vested	(110,292)	$70.01
Forfeited	-	$-
Nonvested December 31, 2020	183,032	$74.94

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the nine months ended December 31, 2020, we withheld 37,640 shares of common stock at a value of $2.7 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2020, and 2019, we recognized $1.8 million and $2.0 million of total share-based compensation expense, respectively. During the nine months ended December 31, 2020, and 2019, we recognized $5.4 million and $6.0 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $9.9 million as of December 31, 2020, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are fully vested at all times. For the three months ended December 31, 2020 and 2019, our estimated contribution expense for the plan was $0.9 million and $0.8 million, respectively. For the nine months ended December 31, 2020 and 2019, our estimated contribution expense for the plan was $2.2 million and $2.2 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of December 31, 2020, and December 31, 2019. We had no additions or reductions to our gross unrecognized tax benefits during the nine months ended December 31, 2020. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2020 and March 31, 2020 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020
Assets:
Money market funds	$5,134	$5,134	$-	$-

March 31, 2020
Assets:
Money market funds	$128	$128	$-	$-

Liabilities:
Contingent consideration	$220	$-	$-	$220

For the three and nine months ended December 31, 2020, we did not record significant adjustments to our liability for contingent consideration arising from a past business combination. In August 2020, we paid $219 thousand to fully satisfy the obligations of our contingent consideration arrangement.

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

Systems Management Planning (SMP)

On December 31, 2020, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of SMP, an established provider of technology solutions and services in upstate New York and the Northeast. The acquisition enhances ePlus’ footprint across the region, broadens its technology solution offerings especially in the areas of collaboration and supporting virtual employees, and adds to ePlus’ set of commercial, enterprise and state, local, and education customers.

Our preliminary sum of consideration transferred was $27.1 million consisting of $29.3 million paid in cash at closing less $2.2 million that is due back to us related to a working capital adjustment. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
Acquisition Date Amount
Accounts receivable	$14,329
Other assets	3,290
Identified intangible assets	14,270
Accounts payable and other current liabilities	(11,250)
Performance obligations	(2,180)

Total identifiable net assets	18,459
Goodwill	8,643

Total purchase consideration	$27,102

The identified intangible assets of $14.3 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $8.6 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2020, is not material.
As of our filing date, our accounting for this business combination is incomplete in respect to determining the final consideration transferred and the fair value of assets acquired, and liabilities assumed.

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

Our sum of consideration transferred was $15.3 million consisting of $13.8 million paid in cash at closing plus $1.7 million that was paid primarily during the year ended March 31, 2020, upon the collection of certain accounts receivable, and less $0.2 million that was repaid to us in December 2019 due to a working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
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

Our reportable segment information for the three- and nine-month periods ended December 31, 2020, and 2019 are summarized in the following tables (in thousands):

	Three Months Ended
	December 31, 2020			December 31, 2019
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$363,478	$12,034	$375,512	$360,206	$18,363	$378,569
Service	52,092	-	52,092	50,422	-	50,422
Net sales	415,570	12,034	427,604	410,628	18,363	428,991

Cost of Sales
Product	295,310	2,204	297,514	290,980	2,229	293,209
Service	31,939	-	31,939	32,086	-	32,086
Total cost of sales	327,249	2,204	329,453	323,066	2,229	325,295
Gross Profit	88,321	9,830	98,151	87,562	16,134	103,696

Selling, general, and administrative	62,377	3,013	65,390	67,759	5,331	73,090
Depreciation and amortization	3,115	28	3,143	3,619	28	3,647
Interest and financing costs	-	355	355	-	694	694
Operating expenses	65,492	3,396	68,888	71,378	6,053	77,431

Operating income	22,829	6,434	29,263	16,184	10,081	26,265

Other income			813			997

Earnings before tax			$30,076			$27,262

Net Sales
Contracts with customers	$411,175	$1,904	$413,079	$404,918	$1,689	$406,607
Financing and other	4,395	10,130	14,525	5,710	16,674	22,384
Net Sales	$415,570	$12,034	$427,604	$410,628	$18,363	$428,991

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,311	$991	$4,302	$3,691	$1,449	$5,140
Purchases of property, equipment and operating lease equipment	$959	$1	$960	$786	$1,535	$2,321

Selected Financial Data - Balance Sheet

Total assets	$887,684	$238,270	$1,125,954	$733,174	$219,434	$952,608

	Nine Months Ended
	December 31, 2020			December 31, 2019
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$1,026,845	$39,563	$1,066,408	$1,032,620	$45,047	$1,077,667
Service	149,308	-	149,308	144,261	-	144,261
Net sales	1,176,153	39,563	1,215,716	1,176,881	45,047	1,221,928

Cost of Sales
Product	820,859	6,252	827,111	825,509	6,626	832,135
Service	92,935	-	92,935	90,427	-	90,427
Total cost of sales	913,794	6,252	920,046	915,936	6,626	922,562
Gross Profit	262,359	33,311	295,670	260,945	38,421	299,366

Selling, general, and administrative	190,519	11,227	201,746	197,615	11,785	209,400
Depreciation and amortization	9,916	84	10,000	10,555	112	10,667
Interest and financing costs	266	913	1,179	-	1,898	1,898
Operating expenses	200,701	12,224	212,925	208,170	13,795	221,965

Operating income	61,658	21,087	82,745	52,775	24,626	77,401

Other income			1,095			912

Earnings before tax			$83,840			$78,313

Net Sales
Contracts with customers	$1,157,519	$3,892	$1,161,411	$1,163,184	$3,889	$1,167,073
Financing and other	18,634	35,671	54,305	13,697	41,158	54,855
Net Sales	$1,176,153	$39,563	$1,215,716	$1,176,881	$45,047	$1,221,928

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$10,444	$3,318	$13,762	$10,974	$4,243	$15,217
Purchases of property, equipment and operating lease equipment	$4,060	$167	$4,227	$3,461	$3,748	$7,209

Selected Financial Data - Balance Sheet

Total assets	$887,684	$238,270	$1,125,954	$733,174	$219,434	$952,608

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three and nine month periods ended December 31, 2020, and 2019 in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Customer end market:
Technology	$57,346	$77,841	$203,634	$251,523
Telecom, Media & Entertainment	123,441	84,707	277,020	218,217
Financial Services	60,610	56,395	154,763	149,241
State and local government and educational institutions	50,703	55,908	197,758	198,964
Healthcare	44,706	60,275	150,494	176,202
All others	78,764	75,502	192,484	182,734
Net sales	415,570	410,628	1,176,153	1,176,881

Less: Revenue from financing and other	(4,395)	(5,710)	(18,634)	(13,697)

Revenue from contracts with customers	$411,175	$404,918	$1,157,519	$1,163,184

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Vendor
Cisco Systems	$132,290	$169,265	$433,388	$488,051
NetApp	13,861	15,799	39,196	38,997
HP Inc. & HPE	14,100	15,853	47,533	57,952
Dell EMC	34,027	12,025	80,457	38,300
Arista Networks	22,157	12,862	42,420	60,578
Juniper Networks	29,781	27,419	68,076	58,843
All others	169,354	157,405	465,083	434,160
Net sales	415,570	410,628	1,176,153	1,176,881

Less: Revenue from financing and other	(4,395)	(5,710)	(18,634)	(13,697)

Revenue from contracts with customers	$411,175	$404,918	$1,157,519	$1,163,184

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement. Our revenues from contracts with customers within our financing segment consist entirely of proceeds from the sale of off-lease equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2020 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Blue Coat, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, Extreme Networks, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proofpoint, Pure Storage, Qumulo, Rubrik, Splunk, Symantec and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended December 31, 2020, the percentage of revenue by customer end market within our technology segment includes telecom, media and entertainment 23%, technology industry 18%, state and local government and educational institutions (“SLED”) 16%, healthcare 14%, and financial services 13%. The majority of our sales were generated within the United States (“US”); however, we have the ability to support our customers nationally and internationally, including physical locations in the United Kingdom (“UK”) and India. Our technology segment accounts for 97% of our net sales, and 78% of our operating income, while our financing segment accounts for 3% of our net sales, and 22% of our operating income, for the nine months ended December 31, 2020.

Impact of COVID-19 on Our Business Operations

The novel coronavirus (“COVID-19”) pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and local governments and public health authorities have required and may in the future require measures to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, safety-related modifications to workplaces, supply chain logistical changes, and closure of non-essential businesses.

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

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic including the impact of various mutations; governmental, business, and individuals’ actions in response to the pandemic; the vaccine effectiveness, duration of the vaccination process, and demand by citizens to be inoculated; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business, and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report.

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

Our key business metrics for the three- and nine-month periods ended December 31, 2020, and 2019 are summarized in the following tables (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2020	2019	2020	2019
Net sales	$427,604	$428,991	$1,215,716	$1,221,928

Gross profit	$98,151	$103,696	$295,670	$299,366
Gross margin	23.0%	24.2%	24.3%	24.5%
Operating income margin	6.8%	6.1%	6.8%	6.3%

Net earnings	$21,638	$19,550	$58,844	$55,836
Net earnings margin	5.1%	4.6%	4.8%	4.6%
Net earnings per common share - diluted	$1.62	$1.46	$4.39	$4.16

Non-GAAP: Net earnings (1)	$23,929	$21,941	$66,606	$65,628
Non-GAAP: Net earnings per common share - diluted (1)	$1.79	$1.64	$4.97	$4.89

Adjusted EBITDA (2)	$34,395	$31,856	$98,670	$95,828
Adjusted EBITDA margin	8.0%	7.4%	8.1%	7.8%

Purchases of property and equipment used internally	$959	$786	$4,060	$3,461
Purchases of equipment under operating leases	1	1,535	167	3,748
Total capital expenditures	$960	$2,321	$4,227	$7,209

Technology Segment
Net sales	$415,570	$410,628	$1,176,153	$1,176,881
Adjusted gross billings (3)	$587,825	$586,308	$1,735,283	$1,713,755

Gross profit	$88,321	$87,562	$262,359	$260,945
Gross margin	21.3%	21.3%	22.3%	22.2%

Operating income	$22,829	$16,184	$61,658	$52,775
Adjusted EBITDA (2)	$27,876	$21,687	$77,312	$70,895

Financing Segment
Net sales	$12,034	$18,363	$39,563	$45,047

Gross profit	$9,830	$16,134	$33,311	$38,421

Operating Income	$6,434	$10,081	$21,087	$24,626
Adjusted EBITDA (2)	$6,519	$10,169	$21,358	$24,933

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
GAAP: Earnings before tax	$30,076	$27,262	$83,840	$78,313
Share based compensation	1,756	1,944	5,427	6,021
Acquisition and integration expense	233	-	232	1,739
Acquisition related amortization expense	1,986	2,421	6,386	6,953
Other (income) expense	(813)	(997)	(1,095)	(912)
Non-GAAP: Earnings before provision for income taxes	33,238	30,630	94,790	92,114

GAAP: Provision for income taxes	8,438	7,712	24,996	22,477
Share based compensation	493	553	1,621	1,736
Acquisition and integration expense	65	-	65	506
Acquisition related amortization expense	541	668	1,856	1,938
Other (income) expense	(228)	(283)	(314)	(258)
Tax (expense) benefit on restricted stock	-	39	(40)	87
Non-GAAP: Provision for income taxes	9,309	8,689	28,184	26,486

Non-GAAP: Net earnings	$23,929	$21,941	$66,606	$65,628

GAAP: Net earnings per common share - diluted	$1.62	$1.46	$4.39	$4.16

Non-GAAP: Net earnings per common share - diluted	$1.79	$1.64	$4.97	$4.89

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
GAAP: Net earnings per common share - diluted	$1.62	$1.46	$4.39	$4.16

Share based compensation	0.10	0.10	0.29	0.32
Acquisition and integration expense	0.01	-	0.01	0.09
Acquisition related amortization expense	0.10	0.14	0.33	0.38
Other (income) expense	(0.04)	(0.05)	(0.05)	(0.05)
Tax benefit on restricted stock	-	(0.01)	-	(0.01)
Total non-GAAP adjustments - net of tax	0.17	0.18	0.58	0.73

Non-GAAP: Net earnings per common share - diluted	$1.79	$1.64	$4.97	$4.89

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2020	2019	2020	2019
Net earnings	$21,638	$19,550	$58,844	$55,836
Provision for income taxes	8,438	7,712	24,996	22,477
Share based compensation	1,756	1,944	5,427	6,021
Interest and financing costs	-	-	266	-
Acquisition and integration expense	233	-	232	1,739
Depreciation and amortization	3,143	3,647	10,000	10,667
Other (income) expense	(813)	(997)	(1,095)	(912)
Adjusted EBITDA	$34,395	$31,856	$98,670	$95,828

Technology Segment
Operating income	$22,829	$16,184	$61,658	$52,775
Depreciation and amortization	3,115	3,619	9,916	10,555
Share based compensation	1,699	1,884	5,240	5,826
Interest and financing costs	-	-	266	-
Acquisition and integration expense	233	-	232	1,739
Adjusted EBITDA	$27,876	$21,687	$77,312	$70,895

Financing Segment
Operating income	$6,434	$10,081	$21,087	$24,626
Depreciation and amortization	28	28	84	112
Share based compensation	57	60	187	195
Adjusted EBITDA	$6,519	$10,169	$21,358	$24,933

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Technology segment net sales	$415,570	$410,628	$1,176,153	$1,176,881
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	172,255	175,680	559,130	$536,874
Adjusted gross billings	$587,825	$586,308	$1,735,283	$1,713,755

Consolidated Results of Operations

During the three months ended December 31, 2020, net sales decreased 0.3%, or $1.4 million, to $427.6 million, as compared to $429.0 million for the same period in the prior fiscal year. Product sales for the three months ended December 31, 2020, decreased 0.8% to $375.5 million, a decrease of $3.1 million from $378.6 million in the same period in the prior year. Services sales during the three months ended December 31, 2020, increased 3.3% to $52.1 million, an increase of $1.7 million over prior year services sales of $50.4 million due to an increase in professional services. The decrease in net sales is due to a relative decrease in our financing segment net sales of $6.3 million for the three months ended December 31, 2020 as several large transactions were completed during the same period in the prior year. In the technology segment, we saw increases in net sales from customers in the telecom, media and entertainment, financial services, and smaller other categories of customers, which was partially offset by decreases in net sales from our technology, healthcare, and SLED customers, during the three months ended December 31, 2020, compared to the prior year period.

For the nine months ended December 31, 2020, net sales decreased 0.5%, or $6.2 million, to $1.216 billion, compared to $1.222 billion in the same period in the prior fiscal year. Product sales for the nine months ended December 31, 2020, decreased 1.0%, or $11.3 million, to $1.066 billion compared to $1.078 billion in the same period in the prior year. Services sales during the nine months ended December 31, 2020, increased 3.5%, or $5.0 million, to $149.3 million compared to prior year services sales of $144.3 million. The decrease in net sales was due to several large financing segment transactions that were completed during the same period in the prior year, and due to reductions in demand from our customers in the technology and healthcare markets, which were almost entirely offset by increases in demand from our customers in the telecom, media and entertainment, financial services, and smaller other categories of customers, during the nine months ended December 31, 2020, compared to the prior year period.

Adjusted gross billings increased 0.3%, or $1.5 million, to $587.8 million for the three months ended December 31, 2020, from $586.3 million for the same period in the prior fiscal year. For the nine months ended December 31, 2020, adjusted gross billings increased 1.3%, or $21.5 million, to $1.735 billion, from $1.714 billion for the same period in the prior fiscal year. The increase in adjusted gross billings for both the three and the nine-month period were from our customers in the telecom, media and entertainment, SLED, and smaller other categories of customers which was partially offset by decreases in demand from the technology, healthcare, and financial services.

Consolidated gross profit for the three months ended December 31, 2020, decreased $5.5 million, or 5.3%, to $98.2 million, compared with $103.7 million in the same period in the prior year. Consolidated gross margins were 23.0% for the three months ended December 31, 2020, which is a decrease of 120 basis points compared to 24.2% for the same period in the prior fiscal year. The decrease in margins was due to a reduction in financing segment gross profit caused by several large transactions in the three-month period of the prior year. There also was a shift in product mix, as we sold a higher proportion hardware and third-party licenses which are recognized on a gross basis and therefore have lower product margins, and a lower proportion of our product mix was from third-party maintenance, software assurance and subscription/SaaS licenses, and services, which are recorded on a net basis.

For the nine months ended December 31, 2020, consolidated gross profit decreased $3.7 million, or 1.2%, to $295.7 million, compared with $299.4 million for the same period in the prior fiscal year. Consolidated gross margins were 24.3% for the nine months ended December 31, 2020, a decrease of 20 basis points compared to 24.5% for the same period in the prior fiscal year. The decrease in gross margin for the nine-month period was due to a reduction in financing segment gross profit caused by several large transactions in the prior year.

Our operating expenses for the three months ended December 31, 2020, decreased $8.5 million, or 11.0%, to $68.9 million, as compared to $77.4 million for the prior year period. The majority of this decrease reflects reductions in selling, general, and administrative expense of $7.7 million, or 10.5%, to $65.4 million as compared to $73.1 million in the same period in the prior year, due in part to reductions in employee salaries and benefits, travel and entertainment, advertising and marketing, and general office related expenses. As of December 31, 2020, we had 1,586 employees, including 102 employees joining ePlus from our December 31, 2020 acquisition of Systems Management and Planning, Inc. (“SMP”), a decrease of 16 from 1,602 as of December 31, 2019.

For the nine months ended December 31, 2020, operating expenses decreased $9.0 million, or 4.1%, to $212.9 million, as compared to $222.0 million in the same period in the prior year. The decrease in operating expenses for the nine months ended December 31, 2020, was due to reductions in selling, general and administrative expenses, interest and financing costs, and depreciation and amortization expense. Selling, general, and administrative expense for the nine months ended December 31, 2020, decreased $7.7 million, or 3.7%, to $201.7 million, due to decreases in travel and entertainment, advertising and marketing, employee fringe benefits, and general office related expenses, partially offset by an increase in salary expense, variable compensation, and reserve for credit losses expense. Our prior year results benefited from having only incurred a partial year of salaries and benefits expense from the addition of employees from the August 23, 2019, acquisition of ABS Technology.

Depreciation and amortization expense decreased $0.5 million, and $0.7 million for the three and nine months ended December 31, 2020, respectively. Interest and financing costs decreased $0.3 million and $0.7 million, for the three and nine months ended December 31, 2020, respectively, due to a decrease in the average balance of non-recourse notes payable outstanding and lower interest rates during the three and nine months ended December 31, 2020, as compared to the same periods in the prior year.

As a result, operating income for the three months ended December 31, 2020, increased $3.0 million, or 11.4%, to $29.3 million as compared to $26.3 million for the same period in the prior year. For the nine months ended December 31, 2020, operating income increased $5.3 million, or 6.9%, to $82.7 million, as compared to $77.4 million for the same period in the prior year.

Our effective tax rate for the three and nine months ended December 31, 2020, was 28.1% and 29.8%, respectively, compared with 28.3% and 28.7%, respectively, for the same periods in the prior year. The change in our effective tax rate was due to an adjustment to the federal benefit from state taxes.

Consolidated net earnings for the three months ended December 31, 2020, were $21.6 million, an increase of 10.7%, or $2.1 million, over the prior year’s results, due to a reduction in operating expense, partially offset by a decrease in gross profit. For the nine months ended December 31, 2020, the consolidated net earnings were $58.8 million, an increase of 5.4%, or $3.0 million, compared to the prior year’s results, due to a reduction in operating expense, partially offset by a decrease in gross profit and an increase in the provision for income taxes rate.

Adjusted EBITDA increased $2.5 million, or 8.0%, to $34.4 million and adjusted EBITDA margin increased 60 basis points to 8.0% for the three months ended December 31, 2020, as compared to the prior year period of 7.4%. For the nine months ended December 31, 2020, adjusted EBITDA increased $2.8 million, or 3.0%, to $98.7 million and the adjusted EBITDA margin increased 30 basis points to 8.1% as compared to the prior year period of 7.8% for the nine months ended December 31, 2020, compared to the prior year period.

Diluted earnings per share increased 11.0%, or $0.16, to $1.62 per share for the three months ended December 31, 2020, as compared to $1.46 per share for the three months ended December 31, 2019. Non-GAAP diluted earnings per share increased 9.1%, or $0.15, to $1.79 for the three months ended December 31, 2020, as compared to $1.64 for the three months ended December 31, 2019. For the nine months ended December 31, 2020, diluted earnings per share increased 5.5%, or $0.23, to $4.39 per share, as compared to $4.16 per share compared to the prior year period. Non-GAAP diluted earnings per share increased 1.6%, or $0.08, to $4.97 for the nine months ended December 31, 2020, as compared to $4.89 for the nine months ended December 31, 2019.

Cash and cash equivalents increased slightly by 0.3% to $86.5 million at December 31, 2020, as compared to $86.2 million as of March 31, 2020. Major uses of cash during the nine months ended December 31, 2020, were the acquisition of SMP of $27.1 million and the repurchase of $6.9 million in outstanding shares of our common stock. Our cash position benefited from the payroll tax deferral under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that deferred $4.8 million in payments that will be paid in December 2021 and December 2022. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions in the US, UK, Canada, Iceland, and Spain. The financing segment derives revenue from leasing IT and medical equipment and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance and other services.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2020, compared to the three and nine months ended December 31, 2019

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales
Product	$363,478	$360,206	$1,026,845	$1,032,620
Services	52,092	50,422	149,308	144,261
Total	415,570	410,628	1,176,153	1,176,881

Cost of sales
Product	295,310	290,980	820,859	825,509
Services	31,939	32,086	92,935	90,427
Total	327,249	323,066	913,794	915,936

Gross profit	88,321	87,562	262,359	260,945

Selling, general, and administrative	62,377	67,759	190,519	197,615
Depreciation and amortization	3,115	3,619	9,916	10,555
Interest and financing costs	-	-	266	-
Operating expenses	65,492	71,378	200,701	208,170

Operating income	$22,829	$16,184	$61,658	$52,775

Adjusted gross billings	$587,825	$586,308	$1,735,283	$1,713,755
Adjusted EBITDA	$27,876	$21,687	$77,312	$70,895

Net sales: Net sales for the three months ended December 31, 2020, were $415.6 million compared to $410.6 million in the same period in the prior year, an increase of 1.2% or $4.9 million, due to increases in net sales from customers in the telecom, media and entertainment, financial services, and smaller other categories of customers, which was partially offset by decreases in net sales from our technology, healthcare, and SLED customers. Product sales increased 0.9%, or $3.3 million, to $363.5 million due to a shift in mix to sales of hardware and third-party licenses, partially offset by reductions in third-party maintenance, software assurance, subscriptions/SaaS licenses, and services where we recognize revenue on a net basis. Services revenues increased 3.3%, or $1.7 million to $52.1 million to due to an increase in managed services for the three months ended December 31, 2020.

For the nine months ended December 31, 2020, net sales decreased 0.1%, or $0.7 million to $1.176 billion compared to $1.177 billion during the same period in the prior year. Product sales for the nine months ended December 31, 2020, decreased 0.6%, or $5.8 million to $1.027 billion due to a higher proportion of sales from third party services that are recognized on a net basis. Services revenues increased 3.5%, or $5.0 million to $149.3 million to due to an increase in managed services for the nine months ended December 31, 2020.

Adjusted gross billings increased 0.3%, or $1.5 million, to $587.8 million for the three months ended December 31, 2020, from $586.3 million for the same period in the prior fiscal year. For the nine months ended December 31, 2020, adjusted gross billings increased 1.3%, or $21.5 million, to $1.735 billion, from $1.714 billion for the same period in the prior fiscal year. For both the three and nine month periods ended December 31, 2020, increases in adjusted gross billings were from our customers in the telecom, media and entertainment, SLED, and smaller other categories of customers which was partially offset by decreases in demand from the technology, health care, and financial services.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2020, we had open orders of $413.9 million and deferred revenue of $96.3 million. As of December 31, 2019, we had open orders of $253.8 million and deferred revenues of $71.4 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve-month periods ended December 31, 2020, and 2019 are summarized below:

	Twelve Months Ended December 31,
	2020	2019	Change
Revenue by customer end market:
Technology	18%	22%	(4%)
Telecom, Media & Entertainment	23%	17%	6%
SLED	16%	17%	(1%)
Healthcare	14%	15%	(1%)
Financial Services	13%	14%	(1%)
All others	16%	15%	1%
Total	100%	100%

	Twelve Months Ended December 31,
	2020	2019	Change
Revenue by vendor:
Cisco Systems	36%	42%	(6%)
NetApp	4%	3%	1%
HP Inc. & HPE	4%	5%	(1%)
Dell/EMC	8%	3%	5%
Juniper Networks	5%	5%	0%
Arista Networks	4%	5%	(1%)
All others	39%	37%	2%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended December 31, 2020, we had an increase in the percentage total revenues from customers in the telecom, media and entertainment industry, and all other customer category, and decreases in the percentage of total revenues in the technology, SLED, healthcare, and financial services markets. These changes were driven by changes caused by the COVID-19 pandemic, changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from our top six suppliers, which, when combined, is a fairly constant percentage of over 60% of total revenues for the twelve-month periods ended December 31, 2020, and 2019. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: For the three months ended December 31, 2020, cost of sales increased 1.3%, or $4.2 million, due to a proportional increase in net sales. Our gross margin was 21.3% for both the three months ended December 31, 2020, and 2019. Cost of sales for the nine months ended December 31, 2020, decreased 0.2% or $2.1 million which is in-line with the decrease in net sales. For the nine months ended December 31, 2020, gross margin increased by 10 basis points to 22.3%, as compared to 22.2% for the prior year period. Product gross margin was stable at 20.1% for both the nine months ended December 31, 2020, and 2019; service gross margin increased by 50 basis points to 37.8%, compared to 37.3% in the same period in the prior year due to an increase in both professional services and managed services margins. Vendor incentives earned as a percentage of sales decreased 30 basis points and 20 basis points for the three and nine months ended December 31, 2020, respectively, resulting in an unfavorable impact on gross margin, as compared to same periods in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses of $62.4 million for the three months ended December 31, 2020, decreased by $5.4 million, or 7.9% from $67.8 million in the same period in the prior year. Salaries and benefits decreased $3.1 million, or 5.4% to $53.7 million, compared to $56.8 million during the same period in the prior year due to a decrease in employees. Our technology segment had 1,551 employees as of December 31, 2020, which includes 102 employees from our December 31, 2020 acquisition of SMP, a decrease of 16 from 1,567 as of December 31, 2019, or a reduction of 118 employees when the SMP employees are excluded. For the nine months ended December 31, 2020, selling, general, and administrative expenses decreased by $7.1 million, or 3.6%, to $190.5 million compared to $197.6 million in the same period in the prior year. Salaries and benefits increased $1.7 million, or 1.0% to $164.6 million, compared to $162.9 million during the same period in the prior year. Our prior year results benefited from having only incurred partial year-to-date salaries from employees added in the August 23, 2019, acquisition of ABS Technology. The increase in salary and variable compensation expense was partially offset by reductions in employee benefits, and other fringe benefits and employee stock compensation, for the nine months ended December 31, 2020, as compared to the prior year period.

General and administrative expenses decreased $3.1 million, or 27.6%, to $8.1 million during the three months ended December 31, 2020, compared to $11.2 million in the same period in the prior year, due to a decrease in advertising and marketing, travel and entertainment expenses, and other general office related expenses resulting in part from restrictions on travel due to the COVID-19 pandemic. Acquisition related expenses were $0.2 million higher and the reserve for credit losses expense was $0.5 million higher for the three months ended December 31, 2020, than in the same period in the prior year. For the nine months ended December 31, 2020, general and administrative expenses decreased $8.1 million, or 24.7%, to $24.8 million. The decrease in selling, general and administrative expenses was primarily due to decreases in travel and entertainment expenses and advertising and marketing costs resulting from travel restrictions due in part to the COVID-19 pandemic as well as decreases in professional fees and other general office related expenses. Acquisition related expenses were $1.5 million lower and the reserve for credit losses expense was $0.9 million higher for the nine months ended December 31, 2020 than in the same period in the prior year.

Depreciation and amortization: Depreciation and amortization decreased $0.5 million, or 13.9%, to $3.1 million during the three months ended December 31, 2020, and decreased $0.6 million, or 6.1%, to $9.9 million for the nine months ended December 31, 2020, compared to the prior year periods.

Interest and financing costs: Interest and financing costs were $0.3 million for the nine months ended December 31, 2020, compared to none in the same period in the prior year. There were no interest and financing costs for the three months ended December 31, 2020, and 2019. The $0.3 million in interest and financing costs is due to $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility during the first quarter of the fiscal year.

Segment operating income: As a result of the foregoing, operating income was $22.8 million, an increase of $6.6 million, or 40.7%, for the three months ended December 31, 2020, as compared to $16.2 million in the same period in the prior year. For the nine months ended December 31, 2020, operating income was $61.7 million, an increase of $8.9 million, or 16.8%, compared to $52.8 million for the same period in the prior year.

For the three months ended December 31, 2020, adjusted EBITDA was $27.9 million, an increase of $6.2 million, or 28.5%, compared to $21.7 million in the same period in the prior year. Adjusted EBITDA was $77.3 million, an increase of $6.4 million, or 9.1%, for the nine months ended December 31, 2020, compared to $70.9 million for the same period in the prior year.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net sales	$12,034	$18,363	$39,563	$45,047

Cost of sales	2,204	2,229	6,252	6,626

Gross profit	9,830	16,134	33,311	38,421

Selling, general, and administrative	3,013	5,331	11,227	11,785
Depreciation and amortization	28	28	84	112
Interest and financing costs	355	694	913	1,898
Operating expenses	3,396	6,053	12,224	13,795

Operating income	$6,434	$10,081	$21,087	$24,626

Adjusted EBITDA	$6,519	$10,169	$21,358	$24,933

Net sales: Net sales decreased by $6.3 million, or 34.5%, to $12.0 million for the three months ended December 31, 2020, as compared to prior year results due to gains on several significant transactions in the prior year, which were partially offset by higher portfolio earnings. During the three months ended December 31, 2020, and 2019, we recognized net gains on sales of financial assets of $3.0 million and $9.5 million, respectively, and the fair value of assets received from these sales were $67.5 million and $246.0 million, respectively.

For the nine months ended December 31, 2020, net sales decreased $5.5 million, or 12.2%, to $39.6 million as compared to the same period in the prior year of $45.0 million due to gains on several significant transactions in the prior year, and a reduction in post-contract earnings, partially offset by an increase in other financing revenues and portfolio earnings. During the nine months ended December 31, 2020, and 2019, we recognized net gains on sales of financial assets of $10.1 million and $17.0 million, respectively, and the fair value of assets received from these sales were $259.2 million and $414.6 million, respectively. At December 31, 2020, we had $214.0 million in financing receivables and operating leases, compared to $162.7 million as of December 31, 2019, an increase of $51.3 million, or 31.5%.

Cost of sales: Cost of sales, which consists of depreciation expense from operating leases, remained constant at $2.2 million for the three months ended December 31, 2020, and decreased $0.4 million, to $6.3 million for the nine months ended December 31, 2020, as compared to the prior year periods. Gross profit decreased $6.3 million, or 39.1%, to $9.8 million, for the three months ended December 31, 2020, and decreased $5.1 million, or 13.3% to $33.3 million, for the nine months ended December 31, 2020, as compared to the prior year periods, due to several large transactions in the quarter ended December 31, 2019.

Selling, general and administrative: Selling, general, and administrative expenses decreased by $2.3 million or 43.5%, which was primarily due to a decrease in variable compensation as a result of lower gross profit, a reduction in credit loss reserve expense, and lower general and administrative expense for the three months ended December 31, 2020, as compared to the prior year period. For the nine months ended December 31, 2020, selling, general, and administrative expenses decreased by $0.6 million or 4.7%, which was primarily due to a decrease in variable compensation of $0.6 million, and general and administrative expenses of $0.6 million, partially offset by an increase in allowance for credit losses of $0.5 million, as compared to the same periods in the prior year.

Interest and financing costs: Interest and financing costs decreased by 48.8% to $0.4 million for the three months ended December 31, 2020, and decreased by 51.9% to $0.9 million for the nine months ended December 31, 2020, compared to the same periods in the prior year, due to a decrease in the average balance and average interest rate on total notes payable outstanding. Total notes payable for the financing segment was $68.3 million as of December 31, 2020, as compared to $68.4 million as of December 31, 2019. Our weighted average interest rate for non-recourse notes payable was 3.57% and 3.69%, as of December 31, 2020, and 2019, respectively.

Segment operating income: As a result of the foregoing, operating income and adjusted EBITDA decreased $3.6 million and $3.7 million, respectively, or 36.2% and 35.9%, to $6.4 million and $6.5 million, respectively, for the three months ended December 31, 2020, over the prior year period. For the nine months ended December 31, 2020, operating income and adjusted EBITDA decreased $3.5 million and $3.6 million, respectively, or 14.4% and 14.3%, to $21.1 million and $21.4 million, respectively.

Consolidated

Other income: Other income of $0.8 million, decreased $0.2 million, or 18.5%, due to a distribution from a claim for $0.8 million we recognized in the prior year, which was mostly offset by favorable foreign exchange rate during the three months ended December 31, 2020, as compared to the prior year period. Other income for the nine months ended December 31, 2020, was $1.1 million, compared to $0.9 million for the nine months ended December 31, 2019, due to a favorable foreign exchange rate in the current year period, mostly offset by the distribution from a claim of $0.8 million we recognized in the prior year.

Income taxes: Our provision for income tax expense was $8.4 million and $25.0 million for the three and nine months ended December 31, 2020, as compared to $7.7 million and $22.5 million for the same periods in the prior year. Our effective income tax rates for the three and nine months ended December 31, 2020, was 28.1% and 29.8%, respectively, as compared to 28.3% and 28.7% for the three and nine months ended December 31, 2019. The change in our effective income tax rates for the three and nine months ended December 31, 2020 compared to the same period in the prior year were primarily due to changes in our state income tax rates.

Net earnings: The foregoing resulted in net earnings of $21.6 million for the three months ended December 31, 2020, an increase of $2.1 million, or 10.7%, as compared to $19.6 million of the same period in the prior year. For the nine months ended December 31, 2020, net earnings were $58.8 million, an increase of $3.0 million, or 5.4%, as compared to $55.8 million in the same period in the prior year.

Basic and fully diluted earnings per common share was $1.62 for the three months ended December 31, 2020, an increase of 10.2% and 11.0%, respectively, as compared to $1.47 and $1.46 for the basic and fully diluted earnings per common share for the same periods in the prior year. For the nine months ended December 31, 2020, basic and fully diluted earnings per common share were $4.41 and $4.39, an increase of 5.3% and 5.5%, respectively, as compared to $4.19 and $4.16 for the same periods in the prior year.

Non-GAAP diluted earnings per share increased 9.1% to $1.79 for the three months ended December 31, 2020, as compared to $1.64 for the three months ended December 31, 2019. Non-GAAP diluted earnings per share increased 1.6% to $4.97 for the nine months ended December 31, 2020, as compared to $4.89 for the nine months ended December 31, 2019.

Weighted average common shares outstanding used in the calculation of basic earnings per common share for both the three and nine months ended December 31, 2020 and 2019 was 13.3 million. Weighted average common shares outstanding used in the calculation of diluted earnings per common share for both the three and nine months ended December 31, 2020, and 2019 was 13.4 million.

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

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$5,244	$(74,728)
Net cash used in investing activities	(30,659)	(20,044)
Net cash provided by financing activities	26,382	74,648
Effect of exchange rate changes on cash	(735)	(137)

Net increase (decrease) in cash and cash equivalents	$232	$(20,261)

Cash flows from operating activities. We had $5.2 million provided by operating activities during the nine months ended December 31, 2020, compared to $74.7 million used in operating activities for the nine months ended December 31, 2019. See below for a breakdown of operating cash flows by segment (in thousands):

	Nine Months Ended December 31,
	2020	2019
Technology segment	$43,694	$(18,146)
Financing segment	(38,450)	(56,582)
Net cash provided by (used in) operating activities	$5,244	$(74,728)

Technology Segment: In the nine months ended December 31, 2020, our technology segment provided $43.7 million from operating activities primarily due to cash generated from earnings. Additionally, we had net borrowing on the floor plan component of our credit facility of $44.1 million which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

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

The following table presents the components of the cash conversion cycle for our Technology segment:

	As of December 31,
	2020	2019

(DSO) Days sales outstanding (1)	62	57
(DIO) Days inventory outstanding (2)	13	10
(DPO) Days payable outstanding (3)	(51)	(41)
Cash conversion cycle	24	26

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

Our cash conversion cycle decreased to 24 days at December 31, 2020, compared to 26 days at December 31, 2019. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO increased 10 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date; however, certain of our suppliers temporarily increased our terms to 90 days. Our DSO increased 5 days due to an increase in sales during the quarter ended December 31, 2020, to customers with terms greater than or equal to net 60 days. The 3 day increase in DIO was due to an increase in average inventory balances of 21.9%, or $12.7 million, due to pending projects for our customers and some delays in receiving by our customers whose offices were temporarily closed due to COVID-19.

Financing Segment: In the nine months ended December 31, 2020, our financing segment used $38.5 million from operating activities, primarily due to changes in financing receivables- net of $67.1 million, partially offset by earnings of $15.4 million and an increase in accounts payable trade of $12.5 million. In the nine months ended December 30, 2019, our financing segment used $56.6 million from operating activities, primarily due to the issuance of new financing receivables. We recognize the change in financing receivables, including the issuance of financing receivables offset by repayments of financing receivables and the proceeds from the transfer of financing receivables, when we account for the transfer as a sale, as part of operating activities.

Cash flows related to investing activities. In the nine months ended December 31, 2020, we used $30.7 million from investing activities, consisting of $27.1 million for the acquisition of SMP, $4.2 million for purchases of property, equipment and operating lease equipment offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment. In the nine months ended December 31, 2019, we used $20.0 million from investing activities, consisting of $14.2 million for acquisitions and $7.2 million for purchases of property, equipment, and operating lease equipment, and offset by $1.4 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities. In the nine months ended December 31, 2020, cash provided by financing activities was $26.4 million consisting of net borrowings on floor plan facility of $44.1 million, net borrowings of non-recourse and recourse notes payable of $24.8 million, which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility, $6.9 million in repurchase of common stock, and $0.6 million paid to the sellers of a prior acquisition.

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

As of December 31, 2020, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million. Our borrowing availability under the credit facility varies based upon the value of the receivables and inventory of ePlus Technology, inc. and certain of its subsidiaries.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of December 31, 2020, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at December 31, 2020	Balance as of December 31, 2020	Maximum Credit Limit at March 31, 2020	Balance as of March 31, 2020
$275,000	$177,084	$300,000	$127,416

Accounts Receivable Component. ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is recorded as recourse notes payable on our consolidated balance sheets. Our borrowings and repayments under the accounts receivable component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2020, there was an outstanding balance for the accounts receivable component of $35.0 million. As of December 31, 2020, there was no outstanding balance for the accounts receivable component. As of December 31, 2020, and March 31, 2020, the maximum credit limit was $100.0 million and $50.0 million, respectively. We may from time to time maintain a balance on the accounts receivable component to assist in mitigating risk arising from COVID-19.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of December 31, 2020, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of December 31, 2020, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

The UK’s leaving the European Union (“Brexit”) could impact revenue items, cost items, tax, goodwill impairments and liquidity, among others. The most obvious immediate impact is the effect of foreign exchange fluctuations on revenue and cost items. We have determined that our foreign currency exposure for our UK operations is insignificant in relation to total consolidated operations, and we believe those potential fluctuations in currency exchange rates and other Brexit-related economic and operational risks will not have a material effect on our results of operations and financial position.

We evaluate Brexit-related developments on a regular basis to determine if such developments are anticipated to have a material impact on our results on operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We provide for costs relating to contingencies when a loss is probable, and the amount is reasonably determinable. In the opinion of management, there was not at least a reasonable possibility that we may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies for asserted legal and other claims. However, the outcome of legal proceedings and claims brought against us is subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our consolidated financial statements for that reporting period could be materially adversely affected.

Item 1A.	Risk Factors

There has not been any material change in the risk factors previously disclosed in Part I, Item 1A of our 2020 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of ePlus inc. common stock during the nine months ended December 31, 2020.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	-	$-	-	339,324	(2)
May 1, 2020 through May 27, 2020	996	$66.75	-	339,324	(3)
May 28, 2020 through May 31, 2020	-		-	500,000	(4)
June 1, 2020 through June 30, 2020	36,644	$71.94	-	500,000	(5)
July 1, 2020 through July 31, 2020	-		-	500,000	(6)
August 1, 2020 through August 31, 2020	-	$-	-	500,000	(7)
September 1, 2020 through September 30, 2020	24,318	$73.37	24,318	475,682	(8)
October 1, 2020 through October 31, 2020	25,455	$70.67	25,455	450,227	(9)
November 1, 2020 through November 30, 2020	9,328	$70.99	9,328	440,899	(10)
December 1, 2020 through December 31, 2020	-	$-	-	440,899	(11)

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

(9)
The share purchase authorization in place for the month ended October 31, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of October 31, 2020, the remaining authorized shares to be purchased were 450,227.

(10)
The share purchase authorization in place for the month ended November 30, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of November 30, 2020, the remaining authorized shares to be purchased were 440,899.

(11)
The share purchase authorization in place for the month ended December 31, 2020, had purchase limitations on the number of shares of up to 500,000 shares. As of December 31, 2020, the remaining authorized shares to be purchased were 440,899.

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

ePlus inc.

Date: February 3, 2021	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 3, 2021	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)