Form 10-K
period 2021-03-31
EPLUS INC
filed 2021-05-21
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2020, was $967,253,381. The outstanding number of shares of common stock of ePlus as of May 18, 2021, was 13,502,767.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

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
•
changes in the Information Technology (“IT”) industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), software as a service (“SaaS”) and platform as a service (“PaaS”);

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

GENERAL

ePlus inc., sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”, was founded in 1990. We conduct our operations through two business segments. Our technology segment sells IT hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist of the financing of IT equipment, software and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional and managed services, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for over 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of world class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2021, the percentage of revenue by customer end market within our technology segment includes 25% for the telecommunications, media and entertainment industry, 17% for the technology industry, 16% for state and local government, and educational institutions (“SLED”), 13% for healthcare, and 13% for financial services. Sales to a Verizon Communications Inc. represented 19% and 15% of our net sales for the years ended March 31, 2021 and 2020, respectively. Sales to no one customer exceeded 10% of net sales for the year ended March 31, 2019. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounted for 96% of our net sales, and 71% of our operating income, while our financing segment accounted for 4% of our net sales, and 29% of our operating income for the year ended March 31, 2021.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We have identified and focused on several specific trends that we believe will create higher growth in the broader US IT market:

•
Multi-Cloud Strategy. Over the past several years, public, private and hybrid cloud architectures and cloud-enabled frameworks have become a core foundation of modern IT. Our strategy is to assist our customers in aligning cloud strategy with business objective, creating an enterprise cloud foundation, enabling multi-cloud capabilities, accelerating cloud migrations, modernizing the datacenter and extending to the cloud, and optimizing cloud deployments along with their associated costs. We focus on being a guide to customers on their Journey to Modernization of applications, data, and platforms. This strategy leverages our strength in deploying private clouds, extending them to public cloud and incorporating the necessary elements of networking and security. By understanding our customers’ environment, applications, and business requirements, we deploy solutions that leverage the most appropriate technology on the most appropriate platform with the most appropriate consumption model. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring, and analytics. Our cloud strategy is tightly aligned with all our key strategic initiatives, including data center, security, networking, collaboration, and emerging technology.

•
Increasing sophistication and incidences of IT security breaches and cyber-attacks. Over the last decade, cyber-attacks have become more sophisticated, numerous, and invasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets and business operations from a constant stream of advanced threats. Cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. Additional drivers include data privacy concerns of both user data and machine data as companies continue to pursue digital transformation efforts. For most organizations, it is no longer a matter of if a cyber-attack will occur; the question is when and what impact it will have on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, data protection, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must identify their risks, implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks while ensuring a data-centric security model that is scalable to meet today’s digital demands.

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

•
Customer IT decision-making is shifting from IT departments to line-of- business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. In addition, many of the services create recurring annuity revenue streams payable over time, rather than upfront revenue. Our partners are also evolving by developing more annuity models through subscription and consumption-based models operating both on-premises and the cloud.

•
Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time the prevalence of security threats, increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks, the proliferation of mobile devices, dispersed workforces, employees working from home, bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.

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

•
Advanced Professional and Managed Services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. Our solutions and services include the following:

•
ePlus managed services proactively monitors and manages a broad range of technologies on premises and in the cloud such as service desk, Infrastructure, Cloud Managed Backup and Recovery, Cloud Hosted Infrastructure & Managed Power Protection. a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on a an ITIL Framework with SOC 1/2 and HIPAA accreditation;

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

•
Staff augmentation services provide customers with flexible headcount options, which may range from service desk to infrastructure to software developer skills. Staff augmentation allows customers to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO), used to complement existing personnel and build three-to-five-year IT roadmaps.

•	Service desk provides outsourced functions including but not limited to server and desktop support to respond to our customers’ business demands while minimizing overhead.

•	Project management services enhance productivity and collaboration management and enable successful implementations and adoption of solutions for our customers.

Financing Segment

We specialize in financing arrangements, including sales-type and operating leases; loans, and consumption-based financing arrangements; and underwriting and management and disposal of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management, and asset management.

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

We offer enhanced financing solutions, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

•	Front-end processing, such as procurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment;

•	Lifecycle and asset ownership services, including asset management, change management, and property tax filing; and

•	End-of-life services such as equipment audit, removal, and disposal.

OUR COMPETITIVE STRENGTHS

Large Addressable Market with Long-term Growth Opportunities Driven by Increasing IT Complexity

We sell IT solutions focusing on the data center, network, cloud, security, virtualization, and mobility segments of the industry, facilitated by our professional and managed service solutions. We primarily target our sales efforts toward middle-market and large commercial entities, state and local governments, education, and healthcare customers throughout the US and in certain markets in Europe and Asia. We believe IT departments in these organizations are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third-parties who can provide complex, multi-vendor technology solutions, such as our company.

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

Deep Expertise in Advanced Technology to Address Cloud, Security, Digital Infrastructure and other Emerging IT Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors that we leverage to help our customers achieve positive business outcomes. We have over 650 employees that collectively hold approximately 2,200 certification titles, across more than 60 vendors, with a heavy concentration in our top vendors.

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

Proven Track Record of Successfully Integrating Acquisitions and Accelerating Growth

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated nearly 30 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint.

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customers and vendor relationships, retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

Financial Performance Characterized by Growth and Profitability

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 4.2% on net sales and 7.0% for consolidated gross profit, respectively, from fiscal year 2017 to fiscal year 2021.

Through our organic expansion and acquisitions, we have increased our employee base by 33.0% from March 31, 2017 to March 31, 2021. The increase in our employee base has largely been in customer facing roles, which represented 92.5% of the total increase in headcount over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

Be Our Customers’ Partner of Choice for Comprehensive IT and Lifecycle Solutions, Including Consulting, Managed and Professional Services, and Financing

We seek to become the primary provider of IT solutions and flexible financing solutions for each of our customers, whether on-premise, cloud, hybrid or managed services-based. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies, vendors, licensing, and service options are factors that will lead to a growing demand from existing customers. We have many experienced pre-sales engineers who engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities with access to many, category-focused subject-matter experts, which allow them to sell in a consultative business outcome-based manner that increases the likelihood of cross-selling our solutions. Our account executives are supported by experienced and professional inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

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

Our managed services portfolio expanded this year to include Managed SDWAN, Service Desk, Carrier Expense Management, Cloud Cost Optimization, Vulnerability Management as a Service (VMaas), Managed UCM, Hyperflex, Nutanix and Aruba monitoring and management. We have further increased our breadth and depth of engineering expertise through the integration of recent acquisitions, supplementing our Cisco service offerings, expanding our Netapp SSC/EMS portfolio, and security solutions releases. We have also enhanced our Managed Services and consolidated all ePlus annuity-based service solutions into a single service management platform to enhance customer experience. Likewise, we have increased automation of Service Level Target reporting to ensure remediation and response are top-of-mind.

Build Our Geographic Footprint

We intend to increase our direct sales and go-to-market capabilities in each of our geographic areas. We actively seek to acquire new account relationships through personal relationships, electronic commerce, leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We also seek to broaden our customer base, expand our geographic reach, and improve our technology and professional services delivery capabilities. During the last fiscal year, we continued to expand our sales and delivery capabilities across multiple international markets as we see more demand for solutions within this market.

Recruit, Retain, and Develop Employees

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to hire experienced sales people and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and enhance our technical and skill base through strategic acquisitions. Once recruited, we believe that that our culture, competitive performance-based compensation, policies and labor practices contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus.

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

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We actively seek to acquire new account relationships through personal relationships, electronic commerce, leveraging our partnerships with vendors and targeted demand-generation activities to increase awareness of our solutions. We target middle-market and large commercial entities and state and local governments, and educational institution. We currently have over 3,500 customers. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2021, our sales force consisted of 589 sales, marketing and sales support personnel organized regionally across the US, UK, India, and Singapore.

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

In the US, our registered trademarks include e+®, ePlus®, Procure+®, Manage+®, Docpak®, Viewmark®, OneSource®, Where Technology Means More® and GRIT: Girls Re-Imagining Tomorrow ®. We also have registered IGXGlobal®, and IGXGlobal an ePlus Technology, inc. Company® and certain variations thereon in the United Kingdom and the European Union (“EU”). We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We have over 20 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials. We believe our trademarks and copyrights have significant value and are an important factor in the marketing of our products.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Ingram Micro, Arrow Enterprises, Tech Data, and Synnex Corporation are our largest distributors. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which allows us to keep our inventory of any product and shipping expenses to a minimum. For the year ended March 31, 2021, our four largest distributors accounted for over 30% of our purchases related to our technology segment net sales.

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

In our financing segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third-parties and the continued monitoring of our customers’ credit profile. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology segment is the supplier of the assets being financed, we retain certain procurement risks. Our financing arrangements with our customers are generally fixed rate.

As a result of COVID-19, we have tightened our credit lines with many of our customers, particularly in the customer end markets under significant duress such as retail. Some customers have requested extended terms which we are assessing on a case by case basis. In our financing segment, we reduced our exposure by transferring certain transactions on a non-recourse basis.

Credit Risk Loss Experience: During the fiscal year ended March 31, 2021, we increased our allowance for credit losses by $1,436 thousand and incurred actual credit losses of $178 thousand. During the fiscal year ended March 31, 2020, we increased our allowance for credit losses by $1,004 thousand and incurred actual credit losses of $429 thousand.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2021, we recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $476.8 million and deferred revenue of $99.1 million. As of March 31, 2020, we had open orders of $277.6 million and deferred revenues of $72.2 million. We expect that most of the open orders and approximately 75% of deferred revenue as of March 31, 2021 will be recognized within the next 12 months.

HUMAN CAPITAL

Our employees’ collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2021, we employed a total of 1,560 employees, including 1,510 in the US, 18 in the United Kingdom, 30 in India, and 2 in Singapore. We believe we have a good relationship with our employees, and none are represented by a labor union.

Our Culture

In the early days of the COVID-19 pandemic, our Chief Executive Officer introduced the motto of “Be Safe, Be Smart, and Be Kind.” to convey the timeless qualities that embody the culture we have spent 30 years building and have been even more important during this past year. Through our Code of Conduct, policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners consistent with the “Be Safe, Be Smart, Be Kind” motto, with respect and equality for all persons.

Corporate social responsibility is also an important part of our culture and focus efforts around supporting the communities in which we live and work. A sample of our efforts include participating in One Tree Planted, Habitat for Humanity, and Be the Match. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow in partnership with Cisco Systems, Inc. GRIT exists for the sole purpose of introducing diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cyber security and artificial intelligence.

Functional Areas of our Employee Base

The functional areas of our employees are as follows:

	Year Ended March 31,
	2021	2020	Change
Sales and marketing	589	605	(16)
Professional services	662	666	(4)
Administration	217	212	5
Software development and internal IT	85	89	(4)
Management	7	7	-
	1,560	1,579	(19)

Nearly one-third of our employees have a tenure of six or more years, and 15% have a tenure of more than 10 years.

Covid-19 Safety

During the past year, considering COVID-19, we implemented a flexible work from home strategy for all our offices, and provided training, policies and face coverings for our employees who perform essential services onsite with customers and in our integration centers, supporting critical infrastructure sectors. Our flexible work from home strategy during the pandemic is designed to keep our employees and their families as well as our communities safe, and to support those who cannot return to the office due to childcare responsibilities while schools and day care centers are closed.

Attracting Talent

While we operate in a competitive labor environment, we believe that that our culture, competitive performance-based compensation, policies and labor practices contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. New this fiscal year, we added Martin Luther King, Jr. Day to our corporate holidays, which complements two personal days to allow employees flexibility for other holidays. In recent years, we have received several Comparably Talent Awards in the Large Companies category, including in 2020: Best CEO, Best Company Work-Life Balance, and Best CEO for Women.

Training and Development

As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. New employees are assigned 30 short training videos during their first eight months of employment, covering soft skills, compliance, and our specific business. All employees have access to ePlus University, which offers thousands of on-demand courses, from business and technical skills to leadership to compliance. We also provide live and recorded presentations from numerous in-house leaders and experts in a variety of topics, as well as in-person workshops on management skills and leadership. All employees are supported in, and expected to, remain current in the knowledge areas relevant to their position.

Our employee base of highly skilled, experienced personnel includes account executives, pre-sales and inside-sales staff trained on our broad solutions capabilities and category-focuses subject-matter experts. Additionally, we have over 650 employees that collectively hold approximately 2,200 certification titles, across more than 60 vendors, with a heavy concentration in our top vendors.

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2021. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Mark P. Marron	59	Chief Executive Officer, President, and Director

Elaine D. Marion	53	Chief Financial Officer

Darren Raiguel	50	Chief Operating Officer and ePlus Technology, inc. President

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

Elaine Marion – Chief Financial Officer

Elaine D. Marion joined us in 1998. Ms. Marion became our Chief Financial Officer on September 1, 2008. From 2004 to 2008, Ms. Marion served as our Vice President of Accounting. Prior to that, she was the Controller of ePlus Technology, inc., a subsidiary of ePlus, from 1998 to 2004. Ms. Marion currently serves on the Advisory Board of the School of Business at the University of Mary Washington and as chair of the George Mason University School of Business Dean’s Advisory Council. Ms. Marion is a graduate of George Mason University, where she earned a Bachelor of Science degree in Business Administration with a concentration in Accounting.

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

There are many factors that could adversely affect our business, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.

Risks Specific to Our Business

Actual or anticipated epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ and suppliers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the impact of the disease caused by the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization, or the actual or public perception of the risks related to any epidemic, pandemic, outbreak, or other public health crisis. The risk of COVID-19 pandemic, or public perception of the risks associated with the COVID-19 pandemic, could cause customers to delay or cancel orders, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products and services to our customers. Quarantines or other cancellations of public events as well as governmental containment actions could also adversely affect our customers' financial condition, resulting in reduced spending for the products and services we sell or uncollectible accounts receivable, leases or notes receivable or our customers’ ability to receive goods we ship to their locations. Moreover, the COVID-19 pandemic has resulted in a high percentage of our employees who work from home, which could adversely affect our ability to adequately staff and manage our businesses. Risks or regulations related to an epidemic, pandemic, or other health crisis, such as COVID-19, has and may continue to lead to the complete or partial closure of one or more of our offices or configuration centers or the operations of our customers or our sourcing partners. Office closures of our customers may reduce our ability to provide onsite professional services and staffing. The ultimate extent to which the current COVID-19 pandemic and the distribution and efficacy of the vaccine will affect the financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of the current pandemic.

We began monitoring the COVID-19 outbreak and following the guidance of public health authorities in January 2020. In March 2020, we put in place a number of protective measures in response to the COVID-19 outbreak that is taking place world-wide. These measures include having employees work from home to the extent their job function enables them to do so, cancelling all non-essential business travel, asking some employees to self-quarantine at home, adjusting our facilities’ janitorial and sanitary policies. We have and may continue to include various health-related measures, such as requiring employees and visitors to undergo a health screening or wear a mask. In addition, our employees may have health issues related to COVID-19 and may have unpredictable work schedules due to childcare responsibilities as many schools and childcare centers are closed. We are regularly revisiting the measures we are taking in response to the evolving COVID-19 pandemic, and we are likely to take additional action in response to the various requirements and recommendations of governmental and other health authorities. In addition, as Stay at Home orders by state and local governments are lifted or changed, additional risks may arise, including infections within our employee base, office closures, and/or closures at customers sites. These existing measures and any future actions, such as additional or renewed Stay at Home orders, may result in a disruption to our business.

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

As our employees return to the workplace, we may face challenges implementing newly required processes technologies, and procedures specific to COVID-19, including paid time off laws and health screenings. Additionally, as the facts, guidance and perception are rapidly changing, we may face challenges responding to actual or possible COVID-19 exposure in the workplace, training managers to address an anticipated uptick in leave and accommodation issues, and issuing corporate communications to effectively assuage and respond to employee concerns regarding COVID-19.

If we lost one or more of our large volume customers, our earnings may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of our largest customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. Our accounts receivable-trade balance as of March 31, 2021, and 2020, included approximately 20% concentration of invoices due from Verizon Communications Inc.

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

As a result of COVID-19, many of our customers may be susceptible to economic slowdowns or recessions and may be unable to pay for their purchases or repay the leases or note receivable to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net earnings, and assets in our financing segment. Unfavorable economic conditions also could increase our financing segment’s funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

As of March 31, 2021, and 2020, we had an allowance for credit losses of $4.4 million and $3.2 million, respectively.

The terms of our Credit Facility or lines of credit with our vendors or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology segment, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or WFCDF. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component. As of March 31, 2021, the facility agreement had an aggregate limit of the two components of $275 million, and the accounts receivable component had a sub-limit of $100 million, which bears interest assessed at a rate of two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%).

The loss of the technology segment’s credit facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met each quarter and either party may terminate the agreement for any reason with 90-days notice. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

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

We rely on a small number of key vendors in our supply chain, and do not have long-term supply or guaranteed price agreements or assurance of stock availability with our vendors.

A substantial portion of our revenue within our technology segment depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 36%, 40%, and 42% of our technology segment net sales for the years ended March 31, 2021, 2020, and 2019, respectively. Products manufactured by NetApp, Hewlett Packard, Juniper Networks, Dell/EMC, and Arista Networks, collectively represented approximately 23% - 24% of technology segment net sales for the last three years. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, changes or the addition of trade laws, duties or tariffs, currency fluctuations, significant labor disputes such as strikes, natural disasters, political or social unrest, pandemics (such as the COVID-19 pandemic) or other public health crises, or other adverse events affecting any of our vendors’ facilities, could disrupt our supply chain. We could experience product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations.

As we do not stock inventory that is not related to an order we have received from our customers, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis.

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

We rely on arrangements with third-parties to perform certain professional services, staffing services, managed services, warranties, configuration services, and other services for our customers. If these third-parties do not perform these services in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected. In addition, the acquisition of third-party companies by our competitors may impact our revenue.

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

Our business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers, and others. In addition, we rely on our vendors that provide goods and services to us to operate our business to have adequate security measures in place to protect our operations. Also, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers with whom we share confidential information grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including ransomware attacks and other types of cyberattacks. The evolving nature of such threats, considering new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

As a result of COVID-19, a high percentage of our employees are working from home. As a result of employees’ desire to remain current on the virus and its impacts, there may be increased risks relating to cyber security in the form of malware, hacking or phishing schemes, as criminals and cyberterrorists attempt to steal passwords, cookies, and other sensitive data. In addition, the vulnerability of our employees’ home network may also increase this risk.

We may fail to innovate or create new solutions which align with changing market and customer demand.

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our propriety software, and financing, we expect to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, create solutions which may integrate evolving vendor products and services as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design, and fulfillment services, and we may lack the skills or personnel to execute, or COVID-19 may impact our ability to innovate due to travel restrictions, staff availability, or closed lab or data center locations. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduced revenue and financial performance.

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

We may not have adequately designed or maintained our IT systems for internal use or solutions we offer to our customers or have adequate or competent IT personnel to support our business.

We depend heavily upon the accuracy and reliability of our information, telecommunication, cybersecurity, and other systems which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third-parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

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

Products as complex as those used to provide our electronic commerce solutions or cloud automation solutions can contain unknown and undetected errors, performance problems, or use open-source code. We may have serious defects following introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future and certain errors we consider to be minor may be serious to our customers.

Our software products, or automation solutions, may be circumvented or sabotaged by third-parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity to our proprietary software solutions because of a power loss at our data center, interruption in internet availability, or defects in our software. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that would be detrimental to our reputation and to our business.

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

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. Prior to COVID-19, the US was in a low unemployment environment which resulted in difficulties in hiring or retaining sufficient personnel to maintain and grow our business. COVID-19 initially resulted in significant unemployment; however, recently unemployment has reduced. While we are currently experiencing an increasingly competitive labor market, we are uncertain as to the employment environment in the future, or how that environment will impact our workforce.

In addition, changes to immigration laws, prior to, because of, and subsequent to COVID-19, may impact our ability to hire or retain talent. Changes in laws relating to non-compete and non-solicitation agreements make it difficult to manage hiring and retention. In some cases, our competitors have required their employees to agree to such agreements as part of their employment, and in some cases, we may not be able to enforce similar restrictions; both scenarios present challenges and costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

If we fail to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or fail to integrate a completed acquisition our earnings may be affected.

Mergers and acquisitions are significant factors in our growth strategy. If we fail to identify businesses available for purchase or at an acceptable valuation, our growth strategy may be negatively affected and, as such, our results of operations.

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge particularly during the pandemic where most tasks must take place remotely, may divert management’s attention from other business concerns, and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our earnings and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural or business environment issues, or that may not have adequate internal controls as may be required by law.

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

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party that can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user-names, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the impact and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

We may be required to expend significant capital and other resources to protect against security breaches or to remediate the subsequent risks and issues caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and remediate any problems caused by any breach, subject us to liability, damage our reputation, and diminish the value of our brand. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage for errors and omissions or security breaches will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including additional exclusions, premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

Loss of services by any of our executive officers or senior management and/or failure to successfully implement a succession plan could adversely affect our business.

The loss of the services by our executive officers or senior management and/or failure to successfully implement a succession plan could disrupt management of our business and impair the execution of our business strategies. We believe that our success depends in part upon our ability to retain the services of our executive officers and senior management and successfully implement a succession plan. Our executive officers are at the forefront in determining our strategic direction and focus. The loss of our executive officers’ and senior management’s services without replacement by qualified successors could adversely affect our ability to effectively manage our overall operations and successfully execute current or future business strategies and could cause other instability within our workforce.

A natural disaster or other adverse event at one of our primary configuration centers or a third-party provider location could negatively impact our business.

We have configuration centers in the US and third-party providers in the UK and Netherlands. The configuration centers contain inventory owned by us and our customers, which serve as distribution centers for orders, as we do not drop ship directly to the customer. We perform services in those warehouses such as product configuration services, and warehouse and logistics services. If the configuration centers were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate in facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

Our earnings may fluctuate, which could adversely affect the price of our common stock.

Our earnings are susceptible to fluctuations for several reasons, including, but not limited to, variability in the timing of large transactions in our technology and financing segments, and the risk factors discussed herein. In addition, our cost structure is based, in part, on expected sales and gross profit. Therefore, if we experience any unexpected sales or gross profit shortfall, we may not be able to adjust our cost structure rapidly which could have an adverse effect on our business, results of operations or cash flows. In the event our sales or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

Our results of operations are subject to fluctuations in foreign currency.

We have several foreign subsidiaries and conduct business in various countries and currencies. As result of these foreign operations, we have exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the functional currencies of our subsidiaries could cause fluctuations in our results of operations. Our operations in foreign countries are insignificant. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

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

If market and economic conditions deteriorate as a result of COVID-19 or otherwise, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2021, we had goodwill and other intangible assets of $126.6 million and $38.6 million, respectively.

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

Risks Related to the Economy and our Industry

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US.

For example, there continues to be substantial uncertainty regarding the economic impact of the Referendum on the UK’s Membership of the European Union (“EU”) (referred to as “Brexit”). An agreement was reached between the UK and the EU in relation to their future relationship in certain areas, which included a new trade and cooperation agreement relating principally to the free trade in goods (the "EU-UK Trade and Cooperation Agreement"). While the EU-UK Trade and Cooperation Agreement provides clarity in respect of the free trade in goods between the UK and the EU, there remain uncertainties related to the stability and effects of the new relationship. Potential adverse consequences of Brexit and the uncertainties around EU-UK Trade and Cooperation Agreement include global market uncertainty, volatility in currency exchange rates, additional costs and operational burdens associated with increased operational restrictions on imports and exports between the UK and other countries and potentially increased regulatory complexities, each of which could have a negative impact on our business, financial condition, or results of operations. We have established two subsidiaries in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our international operations as well as result in higher costs associated with serving our customers.

Changes in the IT industry, customers’ usage, or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services we sell.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, PaaS, software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin. Over the past several years, we have seen a significant increase in adjusted gross billings recorded on a net basis due to the industry shift to ‘as a service’ offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

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

We depend on continued innovations in hardware, software, and services offerings by our vendors, as well as the competitiveness of their offerings and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software, and services offerings, such as cloud-based solutions, including IaaS, SaaS, and PaaS. We depend on innovations in hardware, software, and services offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software, and services offerings––for example by not providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers––our business, results of operations or cash flows could be adversely affected.

We also depend upon our vendors for the development and marketing of hardware, software, and services to compete effectively with hardware, software, and services of vendors whose products and services we do not currently offer or are not authorized to offer in one or more customer channels. In addition, our success depends on our ability to develop relationships with and sell hardware, software, and services from emerging vendors, as well as vendors that we have not historically represented in the marketplace. To the extent that a vendor's offering that is highly in demand is not available to us for resale in one or more customer channels, and there is not a competitive offering from another vendor that we are authorized to sell in such customer channels, or we are unable to develop relationships with new technology providers or companies that we have not historically represented, or we partner with a vendor that is not in demand or the demand for whose products significantly decreases, our business, results of operations, or cash flows could be adversely impacted.

Risks Related to Laws and Regulations

Failure to comply with new laws or changes to existing laws may adversely impact our business.

Our operations are subject to numerous US and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that our employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures.

In addition, many countries and state and local governments have issued Stay at Home orders to combat COVID-19. These orders may mandate or recommend office closures, telework, or health or safety actions, such as social distancing in the workplace, masks, or health screening. The orders frequently change, and each order is different and must be interpreted and applied to the jurisdiction. Additional risk may arise from these orders as they are lifted or changed which may include infections in our employee base, office closures, closures at customers sites, and additional Stay at Home orders or mandated or recommended safety actions. Additionally, many employment related regulations, such as leave and accommodation matters, have been issued by federal, state, and local governments. These regulations continue to undergo revisions. We may fail to interpret or follow the regulations or orders properly which may result in sanction, penalties, fines, or litigation.

Failure to comply with our public-sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business.

Revenues in our public sector are derived from sales to SLED customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated and SLED customer purchases are subject to availability of funds from taxation, grants, or other sources. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment, or ineligibility from doing business with the government and other customers in the SLED sector. Contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default and are subject to audits. In addition, most contracts require successfully bidding and award of the contract. These bid processes can be complex and require extensive review of terms and conditions and data compilation. Multiple bidders may win a product category, which creates aggressive competition even after contract award. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.

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

The uncertainty regarding the phase-out of LIBOR may negatively impact our operating results.

LIBOR, the interest rate benchmark used as a reference rate on our credit facility variable rate debt is expected to cease publication as of June 30, 2023. The US Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, announced the replacement of the US dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). SOFR is a new index calculated by short-term repurchase agreements, backed by US Treasury securities. Whether or not SOFR attains market traction as a LIBOR replacement for US dollar denominated instruments, and whether other benchmarks will attain traction in other markets, remains in question and the future of LIBOR at this time is uncertain. We will also need to consider new contracts and whether the contracts should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt which may be detrimental to our financial position or operating results.

We face risks of claims from third-parties for intellectual property infringement, including counterfeit products, that could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third parties and/or are counterfeit products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or indemnification; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event of such claims, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

We may be unable to protect our intellectual property and costs to protect our intellectual property may affect our earnings.

The success of our business strategy depends, in part, upon proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trademark, and trade secret laws, and contractual provisions with our customers, subcontractors, and employees to protect our proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some of our agreements with our customers and technology licensors contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future that could seriously harm our business and operating results. Our means of protecting our intellectual property rights may not be adequate.

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

Risks Related to Ownership of Our Stock

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

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings, if any. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2021, we leased approximately 316 thousand square feet of space of office and warehouse space across 37 different properties in the US, UK, and India . Some of our subsidiaries operate in shared office space to support sales, marketing activities and produce cost efficiency. Some sales and technical service personnel work from either home offices or at customer sites. Our largest office location is our headquarters in Herndon, Virginia. The lease contract on this space terminates on December 31, 2022. We believe that our office and warehouse spaces are suitable and adequate for our present needs. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased properties with equivalent properties.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 10, “ Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

At March 31, 2021, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 20, 2021, there were approximately 150 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2021, and 2020. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”), out of funds legally available. Generally, we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our total purchases of 96,741 shares of ePlus inc. common stock during the fiscal year ended March 31, 2021, including a total of 59,101 shares purchased as part of the publicly announced share repurchase plans or programs.

Period	Total number of shares purchased (1)	Average Price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2020 through April 30, 2020	-	$-	-	339,324	(2)
May 1, 2020 through May 27, 2020	996	$66.75	-	339,324	(3)
May 28, 2020 through May 31, 2020	-	$-	-	500,000	(4)
June 1, 2020 through June 30, 2020	36,644	$71.94	-	500,000	(5)
July 1, 2020 through July 31, 2020	-	$-	-	500,000	(6)
August 1, 2020 through August 31, 2020	-	$-	-	500,000	(7)
September 1, 2020 through September 30, 2020	24,318	$73.37	24,318	475,682	(8)
October 1, 2020 through October 31, 2020	25,455	$70.67	25,455	450,227	(9)
November 1, 2020 through November 30, 2020	9,328	$70.99	9,328	440,899	(10)
December 1, 2020 through December 31, 2020	-	$-	-	440,899	(11)
January 1, 2021 through January 31, 2021	-	$-	-	440,899	(12)
February 1, 2021 through February 29, 2021	-	$-	-	440,899	(13)
March 1, 2021 through March 31, 2021	-	$-	-	440,899	(14)

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

(3)	As of May 27, 2020, the authorization under the then existing share repurchase plan expired.
(4)
On May 20, 2020, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2020 and continuing to May 27, 2021. As of May 31, 2020, the remaining authorized shares to be purchased were 500,000.

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

(12)
The share purchase authorization in place for the month ended January 31, 2021 had purchase limitations on the number of shares of up to 500,000 shares. As of January 31, 2021, the remaining authorized shares to be purchased were 440,899.

(13)
The share purchase authorization in place for the month ended February 28, 2021 had purchase limitations on the number of shares of up to 500,000 shares. As of February 28, 2021, the remaining authorized shares to be purchased were 440,899.

(14)
The share purchase authorization in place for the month ended March 31, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of March 31, 2021, the remaining authorized shares to be purchased were 440,899.

The timing and expiration date of the share repurchase authorizations are included in Note 12, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable

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

For a discussion of results for the year ended March 31, 2020 compared to the results for the year ended March 31, 2019, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the Securities and Exchange Commission on May 22, 2020.

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

We continue to strengthen our relationships with vendors focused on emerging technologies, which have enabled us to provide our customers with new and evolving IT solutions. We are an authorized reseller of over 1,000 vendors, but primarily of approximately 100 vendors, including Arista Networks, Check Point, Cisco Systems, Dell EMC, F5 Networks, FireEye, Fortinet, Gigamon, Hewlett Packard Enterprise, HP Inc., Juniper, Lenovo, McAfee, NetApp, Nutanix, Oracle, Palo Alto Networks, Pure Storage, Splunk, VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

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

As COVID-19 impacts continue to expand across the country and globe, we have been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment. We have implemented a flexible work from home strategy applicable to all offices and operational continuity plans to provide sufficient resources to continue supporting our customers. For employees who wish to return to the office, we have reopened our headquarters along with other sales offices with limited capacity and with required health and safety protocols in place. We plan to reopen our other offices using a phased approach. Our configuration centers have remained open with our employees working in them following required health and safety protocols. In addition, we also have a procedure to review and approve employees’ business-related travel. Our managed service teams are distributed across the US with the ability to leverage technology to provide coverage while working from home. While we and many of our customers and vendor partners have restricted travel, we are leveraging video and other collaborative tools to continue to be responsive.

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

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic including the impact of various mutations; governmental, business, and individuals’ actions in response to the pandemic; the efficacy of the vaccine, duration of the vaccination distribution, and demand by people to be inoculated; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business, and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our consolidated financial statements, as well as Non-GAAP performance measurement tools. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics are as follows (dollars in thousands):

	Year Ended March 31,
Consolidated	2021	2020	2019
Net sales	$1,568,323	$1,588,404	$1,372,673

Gross profit	$393,554	$391,191	$330,388
Gross margin	25.1%	24.6%	24.1%
Operating income margin	6.8%	6.0%	5.8%

Net earnings	$74,397	$69,082	$63,192
Net earnings margin	4.7%	4.3%	4.6%
Net earnings per common share - diluted	$5.54	$5.15	$4.65

Non-GAAP: Net earnings (1)	$85,567	$82,167	$69,580
Non-GAAP: Net earnings per common share - diluted (1)	$6.38	$6.13	$5.12

Adjusted EBITDA (2)	$128,245	$119,359	$100,415
Adjusted EBITDA margin	8.2%	7.5%	7.3%

Technology Segment
Net sales	$1,507,954	$1,530,138	$1,329,520
Adjusted gross billings (3)	$2,263,865	$2,227,885	$1,918,995

Gross profit	$346,235	$340,588	$294,662
Gross margin	23.0%	22.3%	22.2%

Operating income	$75,665	$62,155	$56,738
Adjusted EBITDA (2)	$97,219	$85,840	$77,202

Financing Segment
Net sales	$60,369	$58,266	$43,153

Gross profit	$47,319	$50,603	$35,726

Operating income	$30,670	$33,124	$22,796
Adjusted EBITDA (2)	$31,026	$33,519	$23,213

(1)
Non-GAAP Net earnings and Non-GAAP Net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects.

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

	Year Ended March 31,
	2021	2020	2019
GAAP: Earnings before tax	$106,906	$95,959	$86,230
Share based compensation	7,167	7,954	7,244
Acquisition and integration expense	271	1,676	1,813
Acquisition related amortization expense	9,116	9,217	7,423
Other income	(571)	(680)	(6,696)
Non-GAAP: Earnings before provision for income taxes	122,889	114,126	96,014

GAAP: Provision for income taxes	32,509	26,877	23,038
Share based compensation	2,188	2,218	1,988
Acquisition and integration expense	78	490	522
Acquisition related amortization expense	2,730	2,487	1,916
Other income	(143)	(200)	(1,702)
Tax benefit on restricted stock	(40)	87	672
Non-GAAP: Provision for income taxes	37,322	31,959	26,434

Non-GAAP: Net earnings	$85,567	$82,167	$69,580

	Year Ended March 31,
	2021	2020	2019
GAAP: Net earnings per common share - diluted	$5.54	$5.15	$4.65

Share based compensation	0.38	0.43	0.38
Acquisition and integration expense	0.01	0.09	0.09
Acquisition related amortization expense	0.48	0.51	0.40
Other income	(0.03)	(0.04)	(0.35)
Tax benefit on restricted stock	-	(0.01)	(0.05)
Total non-GAAP adjustments - net of tax	$0.84	$0.98	$0.47
Non-GAAP: Net earnings per common share - diluted	$6.38	$6.13	$5.12

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

	Year Ended March 31,
Consolidated	2021	2020	2019
Net earnings	$74,397	$69,082	$63,192
Provision for income taxes	32,509	26,877	23,038
Share based compensation	7,167	7,954	7,244
Interest and financing costs	521	294	-
Acquisition and integration expense	271	1,676	1,813
Depreciation and amortization	13,951	14,156	11,824
Other income	(571)	(680)	(6,696)
Adjusted EBITDA	$128,245	$119,359	$100,415

Technology Segment
Operating income	$75,665	$62,155	$56,738
Depreciation and amortization	13,839	14,016	11,812
Share based compensation	6,923	7,699	6,839
Interest and financing costs	521	294	-
Acquisition and integration expense	271	1,676	1,813
Adjusted EBITDA	$97,219	$85,840	$77,202

Financing Segment
Operating income	$30,670	$33,124	$22,796
Depreciation and amortization	112	140	12
Share based compensation	244	255	405
Adjusted EBITDA	$31,026	$33,519	$23,213

(3)
We define Adjusted gross billings as our technology segment net sales calculated in accordance with US GAAP, adjusted to exclude the costs incurred related to sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services. We have provided below a reconciliation of Adjusted gross billings to technology segment net sales, which is the most directly comparable financial measure to this Non-GAAP financial measure.

	Year Ended March 31,
	2021	2020	2019
Technology segment net sales	$1,507,954	$1,530,138	$1,329,520
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	755,911	697,747	589,475
Adjusted gross billings	$2,263,865	$2,227,885	$1,918,995

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

Financial Summary

During the year ended March 31, 2021, net sales decreased 1.3% to $1,568.3 million, or a decrease of $20.1 million compared to $1,588.4 million in the prior fiscal year. Product sales for the year ended March 31, 2021, decreased 2.1% to $1,366.2 million, or a decrease of $29.1 million compared to $1,395.3 million in the prior year. Services sales during the year ended March 31, 2021, increased 4.7% to $202.2 million, or an increase of $9.1 million, over prior year services sales of $193.1 million. The decrease in net sales was mostly due a change in product sales mix, with a greater portion in sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues and cost of sales are presented on a net basis. We had decreases in net sales to customers in the technology and healthcare markets, which were almost entirely offset by increases in net sales to customers in the telecom, media and entertainment, financial services, and a few smaller other categories of customers, during the year ended March 31, 2021, compared to the prior year.

Adjusted gross billings increased by 1.6%, or $36.0 million, to $2,263.9 million for the year ended March 31, 2021, compared to $2,227.9 million in the prior fiscal year. The increase in Adjusted gross billings was due to higher demand from our current customers, as well as from our acquisitions. Adjusted gross billings increased year over year while net sales decreased slightly due to a shift in mix to a higher proportion of third-party maintenance, software assurance, subscriptions/SaaS licenses, and services which we recognize revenue on a net basis.

Consolidated gross profit increased 0.6%, to $393.6 million, compared to $391.2 million in the prior fiscal year due to higher margins. Consolidated gross margin increased 50 basis points to 25.1% for the year ended March 31, 2021, compared to 24.6% for the year ended March 31, 2020. The increase in gross margin was due to expanded gross profit and margins of our technology segment, due to a shift in revenue mix resulting from our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and sales of third-party maintenance agreements, software assurance, subscriptions/SaaS licenses, and services. The increase in gross margin was partially offset by lower margins in our finance segment due to gains on several large transactions in the prior year.

For the year ended March 31, 2021, operating expenses decreased $8.7 million, or 2.9%, to $287.2 million, as compared to $295.9 million in the prior year. The decrease in operating expenses for the year ended March 31, 2021, was due to reductions in selling, general and administrative expenses, interest and financing costs, and depreciation and amortization expense.

Selling, general, and administrative expense for the year, decreased $7.9 million, or 2.8%, to $271.3 million, due to decreases in travel and entertainment, advertising and marketing, employee fringe benefits, a reduction in acquisition related expense, general office related expenses, and salary expense, partially offset by an increase in variable compensation, and our provision for credit losses. As of March 31, 2021, we had 1,560 employees, a decrease of 1.1% from 1,579 as of March 31, 2020. Depreciation and amortization expense decreased by $0.2 million and interest and financing costs decreased $0.6 million, due to a decrease in the average balance of non-recourse and recourse notes payable outstanding during the year.

Operating income increased $11.1 million, or 11.6%, to $106.3 million and operating margin increased by 80 basis points to 6.8%, as compared to the year ended March 31, 2020. The increase in operating earnings was due to a year over year reductions in selling, general and administrative expense and an increase in gross profit.

Our effective tax rate for the year ended March 31, 2021, was 30.4%, compared to 28.0% for the same period in the prior year primarily due to non-deductible executive compensation. The higher effective tax rate had a negative effect on earnings for the year ended March 31, 2021.

Net earnings for the year ended March 31, 2021, increased 7.7% to $74.4 million, as compared to $69.1 million for the year ended March 31, 2020. Net earnings for the year ended March 31, 2020 included other income of $1.0 million from payments received from distributions from various legal claims.

Adjusted EBITDA for the year ended March 31, 2021, was $128.2 million, an increase of $8.9 million, or 7.4%, compared to the prior year. Adjusted EBITDA margin was 8.2% for the year ended March 31, 2021 an increase of 70 basis points over the prior year.

For the year ended March 31, 2021, diluted earnings per share were $5.54, an increase of $0.39, or 7.6%, compared to the prior year of $5.15 per diluted share. Non-GAAP diluted earnings per share was $6.38 for fiscal year 2021, an increase of $0.25, or 4.1%, from $6.13 per diluted share in the prior year.

Cash and cash equivalents increased $43.3 million, or 50.2%, to $129.6 million at March 31, 2021, compared to March 31, 2020. The increase is primarily the result of cash flows from operations, which was partially offset by an increase in working capital required for the growth in our technology segment, and an increase in our cash conversion cycle, investments in our financing portfolio, and the repurchase of shares of our common stock for $6.9 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

Segment Overview

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment derives revenue from sales of product, project-related advanced professional services, managed services and staff augmentation. The technology segment sells primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides internet-based business-to-business supply chain management solutions for information technology products.

Customers who purchase IT equipment and services from us may have a customer master agreement (“CMA”) with our company, which stipulates the terms and conditions of the relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses. Our service engagements are generally governed by statements of work and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as variable discounts applied against the list price, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain, and these programs continually change and, therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

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

Financing revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases;

•	Transactional gains: Net gains or losses on the sale of financial assets; and

•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole or buyout fees; and the sale of off-lease (used) equipment.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We estimate a loss rate for each pool using the historical loss rate as a basis and adjust for differences in asset specific risk and current conditions. Since the onset of COVID-19, we have recognized an increase in the allowance to reflect forecasted credit deterioration. Should our actual credit losses be different from our estimates, this will result in adjustments to credit losses that could adversely affect our operating results.

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

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method. For each acquisition, we recognize most assets acquired, and liabilities assumed at their fair values at the acquisition date. Our valuations of certain assets acquired, including customer relationships and trade names, and certain liabilities assumed, such as performance obligations, involve significant judgement and estimation. Additionally, our determination of the purchase price may include an estimate for the fair value of contingent consideration. We utilize independent valuation specialists to assist us in determining the fair value of certain assets and liabilities. Our valuations utilize significant estimates, such as forecasted revenues and profits. Changes in our estimates could significantly impact the value of certain assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

The information set forth in Note 2, “Recent Accounting Pronouncements” to the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K is incorporated herein by reference.

RESULTS OF OPERATIONS

The Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020

Technology Segment

The results of operations for our technology segment for the years ended March 31, 2021 and 2020 were as follows (in thousands):

	Year Ended March 31,
	2021	2020	Change
Net sales
Product	$1,305,789	$1,337,022	$(31,233)	(2.3%)
Services	202,165	193,116	9,049	4.7%
Total	1,507,954	1,530,138	(22,184)	(1.4%)

Cost of sales
Product	1,036,627	1,069,110	(32,483)	(3.0%)
Services	125,092	120,440	4,652	3.9%
Total	1,161,719	1,189,550	(27,831)	(2.3%)

Gross profit	346,235	340,588	5,647	1.7%

Selling, general, and administrative	256,210	264,123	(7,913)	(3.0%)
Depreciation and amortization	13,839	14,016	(177)	(1.3%)
Interest and financing costs	521	294	227	77.2%
Operating expenses	270,570	278,433	(7,863)	(2.8%)

Operating income	$75,665	$62,155	$13,510	21.7%

Adjusted gross billings	$2,263,865	$2,227,885	$35,980	1.6%
Adjusted EBITDA	$97,219	$85,840	$11,379	13.3%

Net sales: Net sales for the year ended March 31, 2021, decreased by $22.2 million, or 1.4%, to $1,508.0 million due to a decrease in net sales to our customers in technology, healthcare, and all the other category of customers, partially offset by increases in net sales to our customers in the telecom, media and entertainment, financial services, and SLED sectors. Product sales decreased 2.3%, or $31.2 million, to $1,305.8 million and services revenues increased 4.7%, or $9.0 million, to $202.2 million due to an increase in managed services for the year ended March 31, 2021, as compared to the prior year.

Adjusted gross billings increased to $2,263.9 million, or 1.6%, from $2,227.9 million in the prior year. The increase in Adjusted gross billings was due to our acquisition of Systems Management and Planning, Inc. (“SMP”) and an increase in organic demand from our customers in the telecom, media and entertainment, SLED, financial services, and smaller other categories of customers. Despite the increase in Adjusted gross billings, we had a decrease in net sales due a shift in mix to more third-party maintenance, software assurance, subscriptions/SaaS licenses, and services for which we recognize revenue on a net basis.

We analyze sales by customer end market and by manufacturer. The percentage of net sales by industry and vendor are summarized below:

	Twelve Months Ended March 31,
	2021	2020	Change
Revenue by customer end market:
Technology	17%	21%	(4%)
Telecom, Media & Entertainment	25%	19%	6%
SLED	16%	16%	0%
Healthcare	13%	15%	(2%)
Financial Services	13%	13%	0%
All others	16%	16%	0%
Total	100%	100%

	Twelve Months Ended March 31,
	2021	2020	Change
Revenue by vendor:
Cisco Systems	36%	40%	(4%)
NetApp	4%	4%	0%
HP Inc. & HPE	4%	5%	(1%)
Dell/EMC	7%	6%	1%
Juniper Networks	6%	4%	2%
Arista Networks	3%	5%	(2%)
All others	40%	36%	4%
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year, with over 80% of our sales being generated from customers within the five end markets specified above. In fiscal year 2021, we had an increase in the percentage total revenues from customers in the telecom, media and entertainment industry, and decreases in the percentage of total revenues in the technology, and, healthcare industry. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers. The percentage of sales revenues for SLED, financial services, and the all other category remained constant year over year

The majority of our revenues by vendor are derived from our top six suppliers, which, when combined, is a fairly constant percentage of 60% or more of total revenues for the twelve-month periods ended March 31, 2021, and 2020.

Cost of sales: The 2.3% decrease in cost of sales was due to the decrease in product sales and a change in product sales mix, with a greater portion from sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues and cost of sales are presented on a net basis, and with a greater portion from services revenue, for which we have higher profit margins.

Gross profit: Gross profit increased 1.7%, to $346.2 million, compared to $340.6 million in the prior fiscal year due to higher margins. Gross margin on product sales increased 60 basis points to 20.6% due a shift in product mix to a greater proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services. The gross margin on services increased 50 basis points to 38.1%. for the year ended March 31, 2021, due to the increase in managed services, as compared to the prior year. Vendor incentives earned as a percentage of sales for the year ended March 31, 2021 declined by 30 basis points, which has a negative effect on gross margin, as compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $256.2 million for the year ended March 31, 2021, decreased by $7.9 million, or 3.0% compared to the prior year, due to decreases in travel and entertainment, advertising and marketing, acquisition related expense, and general office related expenses, partially offset by an increase in variable compensation. Salaries and benefits, including variable compensation, increased $2.8 million or 1.3% to $221.8 million, compared to $219.0 million during the prior year, due to higher variable compensation a result of the increase in gross profit.

Our technology segment had 1,526 employees as of March 31, 2021, which is a decrease of 17, or 1.1%, from 1,543 at March 31, 2020. We added 102 employees on December 31, 2020 due to our acquisition of SMP. Our overall decrease of 17 employees from March 31, 2020 to March 31, 2021 was primarily attributable to an overall decrease of 14 positions in sales and marketing.

General and administrative expenses, excluding acquisition related expense and provision for credit losses, decreased $9.3 million, or 21.7%, to $33.6 million during the year ended March 31, 2021, compared to $42.9 million the prior year. Contributing to the year over year decrease in general and administrative expense were reductions in travel and entertainment, advertising and marketing, and general office related expenses. Some of the reduction in general and administrative expense was driven by changes as a result of the COVID-19 pandemic and management cost reduction efforts. Acquisition related expenses in the year ended March 31, 2021 were $1.4 million lower than the prior year expense which included adjustments to contingent consideration related to a previous acquisition of $1.4 million.

Depreciation and amortization expense: Depreciation and amortization expense decreased $0.2 million, or 1.3%, to $13.8 million during the fiscal year ended March 31, 2021, compared to $14.0 million in the prior year.

Interest and financing costs: Interest and financing costs were $0.5 million for the year ended March 31, 2021, compared to $0.3 million in the prior year.

Segment earnings: As a result of the foregoing, operating income increased $13.5 million, or 21.7%, to $75.7 million for the year ended March 31, 2021, compared to $62.2 million in the prior year and Adjusted EBITDA increased 13.3% to $97.2 million for the year ended March 31, 2021, compared to $85.8 million in the prior year.

Financing Segment

The results of operations for our financing segment for the years ended March 31, 2021, and 2020 were as follows (in thousands):

	Year Ended March 31,
	2021	2020	Change
Net sales	$60,369	$58,266	$2,103	3.6%

Cost of sales	13,050	7,663	5,387	70.3%

Gross profit	47,319	50,603	(3,284)	(6.5%)

Selling, general, and administrative	15,053	15,059	(6)	(0.0%)
Depreciation and amortization	112	140	(28)	(20.0%)
Interest and financing costs	1,484	2,280	(796)	(34.9%)
Operating expenses	16,649	17,479	(830)	(4.7%)

Operating income	$30,670	$33,124	$(2,454)	(7.4%)

Adjusted EBITDA	$31,026	$33,519	$(2,493)	(7.4%)

Net sales: Net sales increased by $2.1 million, or 3.6%, to $60.4 million for the year ended March 31, 2021. The increase was due to higher post contract earnings, portfolio earnings, and other financing revenues, partially offset by gains on several significant transactions in the prior year. Post-contract earnings increased by $4.4 million to $23.8 million as compared to $19.4 million in the prior year due to gain on the sale of equipment at the end of leases. Portfolio earnings increased $1.8 million to $16.5 million, due to increases in sales-type lease earnings and notes receivable earnings over the prior fiscal year. Other financing revenues increased $3.2 million to $5.6 million, compared to the prior year primarily due to higher profit being recognized upon the extension of certain operating leases where the modified leases were determined to be sales-type leases. Transactional gains decreased $7.3 million to $14.5 million compared to the prior year which had a high volume of sales of financing receivables, particularly with government-related customers. Total proceeds from sales of financing receivables were $364.0 million and $593.7 million for the years ended March 31, 2021, and 2020, respectively.

Cost of sales: Cost of sales, which consists of depreciation expense from operating leases and cost of off-lease equipment sales, increased 70.3%, or $5.4 million, to $13.1 million for the year ended March 31, 2021, as compared to the prior year, due to an increase in the cost of off-lease equipment sales of $4.4 million and increase in operating lease depreciation of $0.9 million. Gross profit decreased 6.5%, or $3.3 million, to $47.3 million primarily due to gains on several significant transactions in the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $15.1 million for both the years ended March 31, 2021 and 2020. Increases in our provision for credit losses of $0.4 million and variable compensation of $0.3 million, were offset by reductions in general and administrative expense of $0.6 million and salaries and benefits of $0.1 million, for the year ended March 31, 2021 as compared to the prior year. Our financing segment employed 34 people as of March 31, 2021, compared to 36 employees as of March 31, 2020, a decrease of 5.6%. Certain support functions for the financing segment are outsourced to the technology segment.

Interest and financing costs: Interest and financing costs decreased by $0.8 million, or 34.9%, to $1.5 million for the year ended March 31, 2021, as compared to the prior year. Our total notes payable for the financing segment increased as of March 31, 2021, to $56.1 million from $37.8 million for the prior year, although our average balance of notes payable outstanding during the year was lower than during the year ended March 31, 2020. Our weighted average interest rate for our non-recourse notes payable was 3.35% as of March 31, 2021, compared to 3.84% for March 31, 2020.

Segment earnings: As a result of the foregoing, operating income decreased $2.5 million, or 7.4%, to $30.7 million for the year ended March 31, 2021, as compared to the prior year. Adjusted EBITDA decreased $2.5 million, or 7.4%, to $31.0 million for the year ended March 31, 2021, as compared to the prior year.

Consolidated

Other income: Other income and expense during the year ended March 31, 2021, was income of $0.6 million and included foreign exchange rate gain of $0.5 million and interest income of $0.1 million. Other non-operating income of $0.7 million for the prior year included $1.0 million from payments received from distributions from various legal claims and interest income of $0.1 million, partially offset by foreign exchange rate loss of $0.4 million.

Income taxes: Our effective income tax rates for the years ended March 31, 2021, and 2020 were 30.4% and 28.0%, respectively. The increase in our effective income tax rate is primarily due to non-deductible executive compensation.

Net earnings: Net earnings were $74.4 million for the year ended March 31, 2021, an increase of 7.7% or $5.3 million as compared to $69.1 million in the prior fiscal year. The net earnings increase was due primarily to the increase in operating profits from our technology segment, partially offset by lower financing segment profits and the higher tax rate in the current year compared to the year ended March 31, 2020.

Basic and fully diluted earnings per common share for the year ended March 31, 2021, were $5.58 and $5.54, and increased 7.7% and 7.6% over the prior year, respectively. Basic and fully diluted earnings per common share were $5.18 and $5.15, respectively, for the year ended March 31, 2020.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for both the years ended March 31, 2021 and 2020, were 13.3 million and 13.4 million, respectively.

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

Cash Flows

The following table summarizes our sources and uses of cash for the years ended March 31, 2021, and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$129,507	$(74,174)
Net cash used in investing activities	(35,756)	(20,339)
Net cash provided by (used in) financing activities	(49,802)	100,634
Effect of exchange rate changes on cash	(617)	294
Net increase in cash and cash equivalents	$43,332	$6,415

Cash flows from operating activities

Our operating activities provided $129.5 million during the year ended March 31, 2021, compared to using $74.2 million during the year ended March 31, 2020. The following table provides a breakdown of operating cash flows by segment for the years end March 31, 2021, and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Technology segment	$153,332	$(15,812)
Financing segment	(23,825)	(58,362)
Net cash provided by (used in) operating activities	$129,507	$(74,174)

Technology Segment: During the year ended March 31, 2021, operating cash flows provided by our technology segment were $153.3 million due to cash generated from earnings and changes in working capital. Cash used by the accounts payable – floor plan facility was $34.4 million. Accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

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

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2021	2020

(DSO) Days sales outstanding (1)	69	71
(DIO) Days inventory outstanding (2)	15	11
(DPO) Days payable outstanding (3)	(47)	(45)
Cash conversion cycle	37	37

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

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2021 and 2020 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle remained at 37 days for March 31, 2021 compared to 37 days for March 31, 2020 as a 4 day increase in DIO was offset by a 2 day decrease in DSO and a 2 day increase in DPO from March 31, 2020 to March 2021.

Financing Segment: During the year ended March 31, 2021, our financing segment used $23.8 million from operating activities, primarily due to the issuance of new financing receivables.

During the year ended March 31, 2020, our financing segment used $58.4 million from operating activities, primarily due to the issuance of new financing receivables.

Cash flows related to investing activities

During the year ended March 31, 2021, we used $35.8 million from investing activities, consisting of $27.0 million for our acquisition of SMP and $11.5 million for purchases of property, equipment and operating lease equipment, and offset by $2.8 million of proceeds from the sale of property, equipment, and operating lease equipment.

During the year ended March 31, 2020, we used $20.3 million from investing activities, consisting of $15.0 million for acquisitions and $7.0 million for purchases of property, equipment and operating lease equipment, and offset by $1.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities

During the year ended March 31, 2021, we used $49.8 million from financing activities. We had net repayments on the accounts receivable component of our credit facility of $35.0 million, offset by net borrowings of non-recourse and recourse notes payable of $27.1 million by our financing segment. Contributing to cash outflows was net repayments on floor plan facility of $34.4 million, repurchase of common stock of $6.9 million, and payments to payoff contingent consideration agreements and hold backs from prior fiscal year acquisitions of $0.6 million.

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

Credit facility — Technology segment

Within our technology segment, ePlus Technology, inc., and certain of its subsidiaries have a financing facility from WFCDF to finance their working capital requirements for inventories and accounts receivable. There are two components of this facility: (1) a floor plan component; and (2) an accounts receivable component.

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

As of March 31, 2021, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million. Our borrowing availability under the credit facility varies based upon the value of the receivables and inventory of ePlus Technology, inc. and certain of its subsidiaries.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at March 31, 2021	Balance as of March 31, 2021	Maximum Credit Limit at March 31, 2020	Balance as of March 31, 2020
$275,000	$98,653	$300,000	$127,416

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

As of March 31, 2021, we did not have any outstanding balance under the accounts receivable component of the WFCDF credit facility. The maximum credit limit under this facility was $100.0 million. As of March 31, 2020, we had $35.0 million outstanding under the accounts receivable component of the WFCDF credit facility and a maximum credit limit of $75.0 million. We may from time to time maintain a balance on the accounts receivable component to assist in mitigating risk arising from COVID-19.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or other contractually narrow or limited purposes. As of March 31, 2021, and 2020, we were not involved in any unconsolidated special purpose entity transactions.

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

Contractual Obligations

Our estimated future undiscounted payments under contractual obligations that existed as of March 31, 2021 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Non-recourse notes payable (1)	$56,520	$50,709	$5,169	$642	$-
Recourse notes payable	19,158	5,577	13,581	-	-
Operating lease obligations	9,413	4,006	4,489	918	-
Hosted software	8,054	2,840	3,765	1,449	-
Total	$93,145	$63,132	$27,004	$3,009	$-

(1) Our customers are responsible for repaying the debt from a secured borrowing accounted for as non-recourse debt. The lender assumes the credit risk and generally their only recourse, upon default by the customer, is against the customer and the specific equipment under lease.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash flow may be adversely affected by the risks related to COVID-19 pandemic, which may result in delays in the collections of our accounts receivables or non-payment.

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions are funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of March 31, 2021, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

Brexit could impact revenue items, cost items, tax, goodwill impairments liquidity, and foreign currency exposure, among others. We have determined that our foreign currency exposure for our UK operations is insignificant in relation to total consolidated operations and we believe those potential fluctuations in currency exchange rates and other Brexit-related economic and operational risks will not have a material effect on our results of operations and financial position.

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

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2021, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2021.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2021, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-3.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “- Board Committees” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2021 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2022” is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule

See "Financial Statement Schedule II - Valuation and Qualifying Accounts" on page S-1.

(a)(3) Exhibit List

Exhibits 10.2 through 10.10 and 10.36 through 10.38 are management contracts or compensatory plans or arrangements.

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

10.25
Amended and Restated Agreement for Wholesale Financing, dated July 23, 2012, by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2012).

10.26
Amendment No. 1, dated July 31, 2014, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014).

10.27
Amendment No. 2, dated July 24, 2015, to Amended and Restated Agreement for Wholesale Financing by and between General Electric Commercial Distribution Finance and ePlus Technology, inc. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2015).

10.28
Amendment No. 3, dated October 20, 2015, to Amended and Restated Agreement for Wholesale Financing by and among ePlus Technology, inc. and its subsidiary ePlus Technology Services, inc. and GE Commercial Distribution Finance Corporation (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2015).

10.29
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

10.30
Amendment No. 5, dated July 27, 2017, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 3, 2017).

10.31
Amendment No. 6, dated February 15, 2018, to Amended and Restated Agreement for Wholesale Financing by and between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (f/k/a GE Commercial Distribution Finance Corporation) (Incorporated herein by reference to Exhibit 10.20 to our Annual Report of Form 10-K for the fiscal year ended March 31, 2018).

10.32
Amendment No. 7, dated January 15, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2019).

10.33
Amendment No. 8, dated November 12, 2019, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC.  (Incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.34
Amendment No. 9, dated March 31, 2020, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on  April 3, 2020).

10.35
Amendment No. 10, dated May 18, 2020, to Amended and Restated Agreement for Wholesale Financing between ePlus Technology, inc. and Wells Fargo Commercial Distribution Finance, LLC. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2020).

10.36	Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2018).

10.37
Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S Raiguel.  (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on February 6, 2020).

10.38	ePlus inc. Cash Incentive Plan, effective April 1, 2018, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

21	Subsidiaries of ePlus inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(b) See item 15(a)(3) above.

(c) See Item 15(a)(1) and 15(a)(2) above.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePlus inc.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
Date: May 20, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director
(Principal Executive Officer)
Date: May 20, 2021

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 20, 2021

/s/ BRUCE M. BOWEN By: Bruce M. Bowen, Director
Date: May 20, 2021

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 20, 2021

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Chairman
Date: May 20, 2021

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 20, 2021

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 20, 2021

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison
Date: May 20, 2021

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 20, 2021

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s conclusion related to the recognition of sales of third-party software included the following, among others:

•	We tested the design and operating effectiveness of management’s controls over the determination of gross or net recognition of third-party software and support sales.
•	For a selection of contracts, we performed the following procedures:
–	Inspected the customer invoice and purchase order to determine whether the sale represented a valid transaction with a customer.
–	Compared the cost per the Company’s records to the cost per the vendor invoice.
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

•
For a selection of transactions, we evaluated the Company’s determination of sale or secured borrowing, by evaluating, among other factors, if the transferred assets have been isolated from the Company. Specifically, we performed the following procedures:

–	Obtained the executed transfer agreement and evaluated whether the Company:
◾	Assigned its rights, titles, interests, estates, claims, and demands to the third-party assignee
◾
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
May 20, 2021

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the "Company") as of March 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021, of the Company and our report dated May 20, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 20, 2021

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2021	March 31, 2020
ASSETS

Current assets:
Cash and cash equivalents	$129,562	$86,231
Accounts receivable—trade, net	391,567	374,998
Accounts receivable—other, net	41,053	36,570
Inventories	69,963	50,268
Financing receivables—net, current	106,272	70,169
Deferred costs	28,201	22,306
Other current assets	10,976	9,256
Total current assets	777,594	649,798

Financing receivables and operating leases—net	90,165	74,158
Deferred tax asset—net	1,468	-
Property, equipment and other assets	42,289	32,596
Goodwill	126,645	118,097
Other intangible assets—net	38,614	34,464
TOTAL ASSETS	$1,076,775	$909,113

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$165,162	$82,919
Accounts payable—floor plan	98,653	127,416
Salaries and commissions payable	36,839	30,952
Deferred revenue	72,802	55,480
Recourse notes payable—current	5,450	37,256
Non-recourse notes payable—current	50,397	29,630
Other current liabilities	30,061	22,986
Total current liabilities	459,364	386,639

Recourse notes payable - long-term	12,658	-
Non-recourse notes payable - long-term	5,664	5,872
Deferred tax liability—net	-	2,730
Other liabilities	36,679	27,727
TOTAL LIABILITIES	514,365	422,968

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,503 outstanding at March 31, 2021 and 13,500 outstanding at March 31, 2020	145	144
Additional paid-in capital	152,366	145,197
Treasury stock, at cost, 993 shares at March 31, 2021 and 896 shares at March 31, 2020	(75,372)	(68,424)
Retained earnings	484,616	410,219
Accumulated other comprehensive income—foreign currency translation adjustment	655	(991)
Total Stockholders' Equity	562,410	486,145
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,076,775	$909,113

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2021	2020	2019

Net sales
Product	$1,366,158	$1,395,288	$1,223,195
Services	202,165	193,116	149,478
Total	1,568,323	1,588,404	1,372,673
Cost of sales
Product	1,049,677	1,076,773	952,464
Services	125,092	120,440	89,821
Total	1,174,769	1,197,213	1,042,285

Gross profit	393,554	391,191	330,388

Selling, general, and administrative	271,263	279,182	237,082
Depreciation and amortization	13,951	14,156	11,824
Interest and financing costs	2,005	2,574	1,948
Operating expenses	287,219	295,912	250,854

Operating income	106,335	95,279	79,534

Other income (expense)	571	680	6,696

Earnings before tax	106,906	95,959	86,230

Provision for income taxes	32,509	26,877	23,038

Net earnings	$74,397	$69,082	$63,192

Net earnings per common share—basic	$5.58	$5.18	$4.70
Net earnings per common share—diluted	$5.54	$5.15	$4.65

Weighted average common shares outstanding—basic	13,337	13,327	13,448
Weighted average common shares outstanding—diluted	13,417	13,415	13,578

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2021	2020	2019

NET EARNINGS	$74,397	$69,082	$63,192

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	1,646	(720)	(803)

Other comprehensive income (loss)	1,646	(720)	(803)

TOTAL COMPREHENSIVE INCOME	$76,043	$68,362	$62,389

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$74,397	$69,082	$63,192

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,991	19,156	18,639
Reserve for credit losses	1,436	1,004	170
Share-based compensation expense	7,169	7,954	7,243
Deferred taxes	(4,198)	(2,185)	3,280
Payments from lessees directly to lenders—operating leases	(34)	(70)	(156)
Gain on disposal of property, equipment, and operating lease equipment	(2,742)	(814)	(2,027)
Gain on sale of financial receivables	-	-	(9,077)
Changes in:
Accounts receivable	(5,056)	(64,388)	(34,306)
Inventories-net	(16,798)	115	(10,929)
Financing receivables—net	(42,104)	(109,355)	(7,883)
Deferred costs and other assets	(16,503)	(20,982)	5,412
Accounts payable-trade	76,772	(8,884)	12,456
Salaries and commissions payable, deferred revenue, and other liabilities	37,177	35,193	(6,603)
Net cash provided by (used in) operating activities	129,507	(74,174)	39,411

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	2,791	1,705	3,619
Purchases of property, equipment, and operating lease equipment	(11,513)	(7,009)	(11,629)
Cash used in acquisitions, net of cash acquired	(27,034)	(15,035)	(49,764)
Purchases of assets to be leased or financed	-	-	(10,368)
Issuance of financing receivables	-	-	(175,410)
Repayments of financing receivables	-	-	73,942
Proceeds from sale of financing receivables	-	-	73,405
Net cash used in investing activities	(35,756)	(20,339)	(96,205)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	66,403	141,369	83,924
Repayments of non-recourse and recourse notes payable	(74,328)	(31,880)	(43,054)
Repurchase of common stock	(6,948)	(14,425)	(18,754)
Repayments of financing of acquisitions	(556)	(5,763)	(7,634)
Net borrowings (repayments) on floor plan facility	(34,373)	11,333	3,974
Net cash provided by (used in) financing activities	(49,802)	100,634	18,456

Effect of exchange rate changes on cash	(617)	294	(44)

Net increase (decrease) in cash and cash equivalents	43,332	6,415	(38,382)

Cash and cash equivalents, beginning of period	86,231	79,816	118,198

Cash and cash equivalents, end of period	$129,563	$86,231	$79,816

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2021	2020	2019

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,436	$2,260	$1,862
Cash paid for income taxes	$31,690	$28,356	$19,938
Cash paid for amounts included in the measurement of lease liabilities	$5,780	$5,613	$-
Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$2,045	$-	$520
Purchases of property, equipment, and operating lease equipment	$(372)	$(329)	$(1,874)
Purchases of assets to be leased or financed	$-	$-	$(13,663)
Issuance of financing receivables	$-	$-	$(119,024)
Proceeds from sale of financing receivables	$-	$-	$142,418
Consideration for acquisitions	$-	$(241)	$(257)
Borrowing of non-recourse and recourse notes payable	$121,826	$114,439	$75,164
Repayments of non-recourse and recourse notes payable	$(34)	$(70)	$(156)
Vesting of share-based compensation	$7,937	$8,990	$12,816
New operating lease assets obtained in exchange for lease obligations	$1,146	$6,035	$-

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, April 1, 2018	13,761	$142	$130,000	$(36,016)	$277,945	$532	$372,603
Issuance of restricted stock awards	75	1	-	-	-	-	1
Share-based compensation	-	-	7,243	-	-	-	7,243
Repurchase of common stock	(225)	-	-	(17,983)	-	-	(17,983)
Net earnings	-	-	-	-	63,192	-	63,192
Foreign currency translation adjustment	-	-	-	-	-	(803)	(803)
Balance, March 31, 2019	13,611	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	93	1	-	-	-	-	1
Share-based compensation	-	-	7,954	-	-	-	7,954
Repurchase of common stock	(204)	-	-	(14,425)	-	-	(14,425)
Net earnings	-	-	-	-	69,082	-	69,082
Foreign currency translation adjustment	-	-	-	-	-	(720)	(720)
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	100	1	-	-	-	-	1
Share-based compensation	-	-	7,169	-	-	-	7,169
Repurchase of common stock	(97)	-	-	(6,948)	-	-	(6,948)
Net earnings	-	-	-	-	74,397	-	74,397
Foreign currency translation adjustment	-	-	-	-	-	1,646	1,646
Balance, March 31, 2021	13,503	$145	$152,366	$(75,372)	$484,616	$655	$562,410

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2021, 2020, and 2019

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

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired during fiscal years 2021, 2020 and 2019 are included in the consolidated financial statements from the dates of acquisition.

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual asset values, vendor consideration, lease classification, goodwill and intangibles, allowance for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off financing receivables when we deem them to be uncollectable. Through the year ended March 31, 2021, we recognized an increase in the allowance to reflect the forecasted credit deterioration due to the COVID-19 pandemic.

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

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. We have a lockbox account whose purpose is to collect and distribute customer payments under financing arrangements. As of March 31, 2021, we had $0.7 million being held in trust for third-party recipients within our lockbox account. There were no amounts being held in trust for third-party recipients as of March 31, 2020. As of March 31, 2021, and March 31, 2020, there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance as of March 31, 2021, and 2020 included approximately 20% concentration of invoices due from Verizon Communications Inc. The risk on our accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. The credit risk is further mitigated by transferring certain of our financing receivables to financial institutions on a non-recourse basis and, for our lease receivables, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 36%, 40%, and 42%, of our technology segment net sales for the years ended March 31, 2021, 2020, and 2019, respectively.

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

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2021, the carrying amounts of our notes receivables, recourse and non-recourse payables were $112.6 million, $18.1 million and $56.1 million, respectively, and their fair values were $113.2 million, $18.1 million and $56.3 million, respectively. On March 31, 2020, the carrying amounts of our notes receivables, recourse and non-recourse payables were $54.8 million, $37.3 million and $35.5 million, respectively, and their fair values were $55.4 million, $37.3 million and $35.5 million, respectively.

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

FOREIGN CURRENCY TRANSLATION — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive loss, which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense) on our consolidated statement of operations. We recognized a gain of $0.5 million, a loss of $0.4 million, and a gain of $0.4 million due to foreign currency translations for the years ended March 31, 2021, 2020, and 2019, respectively.

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

IMPLEMENTATION COSTS OF A HOSTING ARRANGEMENT- We capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We classify these capitalized costs in the same balance sheet line item as the amounts prepaid for the related hosting arrangement and we present the amortization of these capitalized costs in the same income statement line item as the service fees for the related hosting arrangement. We amortize the capitalized implementation costs over the term of the hosting arrangement.

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

LESSEE ACCOUNTING — We lease office space for periods up to 6 years. At the lease commencement date, we recognize operating lease liabilities based on the present value of the future minimum lease payments. In determining the present value of future minimum lease payments, we use our incremental borrowing rate based on the information available at the commencement date. When the future minimum payments encompass non-lease components, we account for the lease and non-lease components as a single lease component. We elected not to recognize right-of-use assets and lease liabilities for leases with an initial term of 12 months or less. We recognize lease expense on a straight-line basis over the lease term beginning on the commencement date.

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

We typically invoice our customers for third-party products upon shipment, unless our customers lease the equipment through our financing segment, in which case the arrangement is accounted for as a lease in accordance with Codification Topic 842, Leases ("Codification Topic 842"). We typically invoice our customers for third-party software upon delivery and third-party services at the point of sale, unless our customers finance these products through our financing segment, in which case we record a financing receivable based on the terms of the arrangement.

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

We recognize sales of off-lease equipment within our financing segment when control passes to the customer, which is typically the date that title to the equipment is transferred per the sales agreement.

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

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We capitalized development costs for internal use software of $0.2 million, $0.2 million and $2.5 million during the years ended March 31, 2021, 2020 and 2019, respectively. We had capitalized costs, net of amortization, of approximately $3.4 million and $4.5 million at March 31, 2021, and March 31, 2020, respectively, that is included in the accompanying consolidated balance sheets as a component of other intangible assets-net.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2021, and 2020 were $18.2 million and $20.8 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

CREDIT LOSSES — We adopted ASU 2016-13 on April 1, 2020. The amendments in this update replaced the incurred loss impairment methodology in current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Our adoption of this update, including the cumulative-effect adjustment to retained earnings, is not significant to our financial statements. Refer to Note 7, “Allowance for Credit Losses” for additional information.

3. REVENUES

Contract balances

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $54.6 million, $33.1 million and $16.2 million of receivables from contracts with customers included within financing receivables as of March 31, 2021, 2020 and 2019, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	March 31,
	2021	2020	2019
Current (included in deferred revenue)	$72,299	$54,486	$46,356
Non-current (included in other liabilities)	$26,042	$16,395	$13,593

Revenue recognized from the beginning contract liability balance was $42.2 million and $53.5 million for the fiscal year ended March 31, 2021, and 2020, respectively.

Performance obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2022	$38,097
2023	16,560
2024	7,784
2025	794
2026 and thereafter	246
Total remaining performance obligations	$63,481

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the years ended March 31, 2021, and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Net sales	$27,196	$15,631
Cost of sales	17,855	13,039
Gross profit	$9,341	$2,592

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the years ended March 31, 2021, and 2020 (in thousands):

	Year Ended March 31,
	2021	2020
Interest income on sales-type leases	$7,602	$6,623
Lease income on operating leases	$15,864	$18,534

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables - net (in thousands):

March 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$112,641	$68,393	$181,034
Unguaranteed residual value (1)	-	14,876	14,876
Initial direct costs, net of amortization	425	-	425
Unearned income	-	(8,393)	(8,393)
Allowance for credit losses (2)	(1,212)	(1,171)	(2,383)
Total, net	$111,854	$73,705	$185,559
Reported as:
Current	$73,175	$33,097	$106,272
Long-term	38,679	40,608	79,287
Total, net	$111,854	$73,705	$185,559

(1)	Includes unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

March 31, 2020	Notes Receivable	Lease Receivables	Financing Receivables
Minimum payments	$55,417	$69,492	$124,909
Estimated unguaranteed residual value (1)	-	21,862	21,862
Initial direct costs, net of amortization	212	247	459
Unearned income	-	(11,612)	(11,612)
Allowance for credit losses (2)	(798)	(610)	(1,408)
Total, net	$54,831	$79,379	$134,210
Reported as:
Current	$31,181	$38,988	$70,169
Long-term	23,650	40,391	64,041
Total, net	$54,831	$79,379	$134,210

(1)	Includes unguaranteed residual values of $14,972 thousand for sales type leases, which have been sold and accounted for as sales.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2021 (in thousands):

Year ending March 31, 2022	$36,900
2023	16,358
2024	9,628
2025	3,356
2026 and thereafter	2,151
Total	$68,393

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2021	March 31, 2020
Cost of equipment under operating leases	$18,748	$21,276
Accumulated depreciation	(7,870)	(11,159)
Investment in operating lease equipment—net (1)	$10,878	$10,117

(1)	Amounts include estimated unguaranteed residual values of $2.5 million and $3.1 million as of March 31, 2021, and 2020, respectively.

The following table provides the future scheduled minimum lease rental payments for operating leases as of March 31, 2021 (in thousands):

Year ending March 31, 2022	$4,744
2023	3,756
2024	1,034
2025	37
Total	$9,571

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2021, and March 31, 2020, we had financing receivables of $60.5 million and $34.6 million, respectively, and operating leases of $3.3 million and $6.7 million, respectively which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2021, 2020, and 2019, we recognized net gains of $14.5 million, $21.8 million, and $9.1 million, respectively, and total proceeds from these sales were $364.0 million, $593.7 million, and $276.1 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both March 31, 2021, and March 31, 2020, we had deferred revenue of $0.4 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2021, our total potential liability that could result from these indemnities is immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $6.1 million and $5.6 million as part of selling, general, and administrative expenses during the years ended March 31, 2021, and March 31, 2020, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2021, and March 30, 2020, are as follows:

	Year Ended March 31,
Lease term and Discount Rate	2021	2020
Weighted average remaining lease term (months)	32	38
Weighted average discount rate	3.7%	3.9%

The following table provides our future lease payments under our operating leases as of March 31, 2021 (in thousands):

Year ending March 31, 2022	$4,006
2023	3,166
2024	1,323
2025	884
2026	34
Total lease payments	9,413
Less: interest	(439)
Present value of lease liabilities	$8,974

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2021, and March 31, 2020, respectively (in thousands):

	March 31, 2021			March 31, 2020
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$126,770	$(8,673)	$118,097	$119,480	$(8,673)	$110,807
Acquisitions	8,328	-	8,328	7,410	-	7,410
Foreign currency translations	220	-	220	(120)	-	(120)
Ending balance	$135,318	$(8,673)	$126,645	$126,770	$(8,673)	$118,097

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of March 31, 2021, and March 31, 2020, relates to our technology reportable segment, which we also determined to be one reporting unit. The carrying value of goodwill was $126.6 and $118.1 million as of March 31, 2021, and March 31, 2020, respectively. The increase in the balance during the year ended March 31, 2021, is due to our acquisition of certain assets and liabilities of Systems Management and Planning, Inc. (“SMP”) of $8.3 million and favorable changes in foreign currency translation of $0.2 million. Refer to Note 16, “Business Combinations” for details.
We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In our annual tests as of October 1, 2020, and 2019, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following at March 31, 2021, and March 31, 2020 (in thousands):

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,335	$(42,115)	$35,220	$63,006	$(33,000)	$30,006
Capitalized software development	10,553	(7,159)	3,394	10,385	(5,927)	4,458
Total	$87,888	$(49,274)	$38,614	$73,391	$(38,927)	$34,464

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

The change in the gross carrying amount of other intangible asset is due to the addition of a customer relationship intangible asset of $14.3 million from our acquisition of SMP. Refer to Note 16, “Business Combinations” for details.

Total amortization expense for customer relationships & other intangible assets was $10.3 million, $9.4 million, and $7.9 million for the years ended March 31, 2021, 2020 and 2019, respectively. The following table provides the future amortization expense for customer relationships & other intangible assets as of March 31, 2021 (in thousands):

Year ending March 31, 2022	$10,073
2023	8,028
2024	6,218
2025	4,647
2026 and thereafter	6,254
Total	$35,220

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2021, 2020 and 2019 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of March 31, 2018	$1,538	$486	$640	$2,664
Provision for credit losses	195	250	(110)	335
Write-offs and other	(154)	(231)	-	(385)
Balance as of March 31, 2019	1,579	505	530	2,614
Provision for credit losses	627	293	84	1,004
Write-offs and other	(425)	-	(4)	(429)
Balance as of March 31, 2020	1,781	798	610	3,189
Provision for credit losses	367	503	566	1,436
Write-offs and other	(84)	(89)	(5)	(178)
Balance as of March 31, 2021	$2,064	$1,212	$1,171	$4,447

The following table provides our allowance for credit losses and minimum payments associated with our notes receivables and lease-related receivables disaggregated based on our impairment method as of March 31, 2020 (in thousands):

	March 31, 2020
	Notes Receivable	Lease- Receivables
Allowance for credit losses:
Ending balance: collectively evaluated for impairment	$736	$610
Ending balance: individually evaluated for impairment	62	-
Ending balance	$798	$610

Minimum payments:
Ending balance: collectively evaluated for impairment	$55,005	$69,492
Ending balance: individually evaluated for impairment	412	-
Ending balance	$55,417	$69,492

We evaluate our customers using an internally assigned credit quality rating (“CQR”).

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2021 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:

High CQR	$93,793	$6,250	$769	$771	$19	$101,602	$(63,471)	$38,131
Average CQR	7,689	2,468	550	8	-	10,715	(2,896)	7,819
Low CQR	-	-	324	-	-	324	-	324
Total	$101,482	$8,718	$1,643	$779	$19	$112,641	$(66,367)	$46,274

Lease receivables:

High CQR	$28,898	$5,885	$1,798	$463	$125	$37,169	$(7,468)	$29,701
Average CQR	23,445	3,482	1,017	270	40	28,254	(4,592)	23,662
Low CQR	-	-	-	-	-	-	-	-
Total	$52,343	$9,367	$2,815	$733	$165	$65,423	$(12,060)	$53,363

Total amortized cost (1)	$153,825	$18,085	$4,458	$1,512	$184	$178,064	$(78,427)	$99,637

(1)
Unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $425 thousand are excluded from amortized cost.

(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of March 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$648	$910	$673	$2,231	$3,240	$5,471	$107,170	$112,641
Lease receivables	804	132	643	1,579	2,566	4,145	61,278	65,423
Total	$1,452	$1,042	$1,316	$3,810	$5,806	$9,616	$168,448	$178,064

The following table provides an aging analysis of our lease receivables by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Minimum Lease Payments	Total Minimum Lease Payments	Unearned Income	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$951	$105	$922	$1,978	$1,181	$33,581	$36,740	$(4,766)	$(19,823)	$12,151
Average CQR	46	107	112	265	1,106	31,381	32,752	(3,646)	(18,693)	10,413
Low CQR	-	-	-	-	-	-	-	-	-	-
Total	$997	$212	$1,034	$2,243	$2,287	$64,962	$69,492	$(8,412)	$(38,516)	$22,564

The following table provides an aging analysis of our notes receivable by CQR as of March 31, 2020 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Unbilled Notes Receivable	Total Notes Receivable	Non- Recourse Notes Payable	Net Credit Exposure

High CQR	$1,332	$2	$280	$1,614	$2,878	$29,057	$33,549	$(18,341)	$15,208
Average CQR	140	44	142	326	1,135	19,995	21,456	(16,636)	4,820
Low CQR	63	-	152	215	-	197	412	-	412
Total	$1,535	$46	$574	$2,155	$4,013	$49,249	$55,417	$(34,977)	$20,440

Our financial assets on nonaccrual status were not significant as of March 31, 2021, and March 31, 2020.

8.	PROPERTY, EQUIPMENT, AND OTHER ASSETS AND LIABILITIES

PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	March 31, 2021	March 31, 2020
Furniture, fixtures and equipment	$26,612	$24,657
Leasehold improvements	6,918	6,964
Capitalized software	4,153	3,513
Vehicles	546	315
Total assets	38,229	35,449
Accumulated depreciation and amortization	(30,841)	(28,296)
Property and equipment - net	$7,388	$7,153

For the years ended March 31, 2021, 2020 and 2019, depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $5.4 million, $4.8 million, and $4.7 million, respectively.

OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	March 31, 2021	March 31, 2020
Other current assets:
Deposits & funds held in escrow	$759	$926
Prepaid assets	9,939	7,946
Other	278	384
Total	$10,976	$9,256

Property, equipment and other assets:
Property and equipment, net	$7,388	$7,153
Deferred costs - non-current	19,063	10,957
Right-of-use assets	8,763	13,066
Other	7,075	1,420
Total	$42,289	$32,596

Other current liabilities:
Accrued expenses	$13,598	$10,024
Accrued income taxes payable	4,439	406
Contingent consideration - current	-	220
Short-term lease liability	3,934	4,815
Other	8,090	7,521
Total	$30,061	$22,986

Other liabilities:
Deferred revenue - non-current	$26,309	$16,693
Long-term lease liability	5,040	8,326
Other	5,330	2,708
Total	$36,679	$27,727

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

Under the floor plan component, we had outstanding balances of $98.7 million and $127.4 million as of March 31, 2021, and March 31, 2020, respectively, and are presented as accounts payable – floorplan. The fair value of the outstanding balance under the credit facility was equal to its carrying value as of March 31, 2021, and March 31, 2020.

On May 18, 2020, we executed an amendment to the WFCDF credit facility that increased the aggregate limit of the two components, except during a temporary uplift, to $275 million. Additionally, we have an election to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Further, the amendment increased the limit on the accounts receivable component of the WFCDF credit facility to $100 million, changed the interest rate to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%), and modified certain restrictions on ePlus Technology, inc.’s ability to pay dividends to ePlus inc.

As of March 31, 2021, the limit of the two components of the credit facility was $275 million, and the accounts receivable component had a sub-limit of $100 million. Our borrowing availability under the credit facility varies based upon the value of the receivables and inventory of ePlus Technology, inc., and certain of its subsidiaries. Under the accounts receivable component, we had no outstanding balance as of March 31, 2021 and $35 million outstanding as of March 31, 2020. The accounts receivable component is presented as recourse notes payable – current.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

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

Recourse Notes Payable

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us in addition to the assets serving as collateral. We had $18.1 million and $2.3 million as of March 31, 2021 and March 31, 2020, respectively in recourse borrowings that were collateralized by investments in notes receivable and leases. Our principal and interest payments are generally due periodically at the same time payments are due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for these borrowings was 3.50% as of March 31, 2021 and 2.55% as of March 31, 2020.

Non-recourse Notes Payable

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2021, and March 31, 2020, we had $56.1 million and $35.5 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.35% and 3.84%, as of March 31, 2021, and March 31, 2020, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. The ultimate amount of liability and expenses, if any, for any claims of any type (either alone or in the aggregate) may materially and adversely affect our financial condition, results of operations and liquidity. In addition, the ultimate outcome of any litigation is uncertain. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current or future transactions or events.

11.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2021, 2020 and 2019 (in thousands, except per share data).

	2021	2020	2019

Net earnings attributable to common shareholders - basic and diluted	$74,397	$69,082	$63,192

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,337	13,327	13,448
Effect of dilutive shares	80	88	130
Weighted average shares common outstanding — diluted	13,417	13,415	13,578

Earnings per common share - basic	$5.58	$5.18	$4.70

Earnings per common share - diluted	$5.54	$5.15	$4.65

12.	STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On May 24, 2019, our board of directors authorized the repurchase up to 500,000 shares of our outstanding common stock over a 12-month period beginning on May 28, 2019 through May 27, 2020. On May 20, 2020, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning May 28, 2020 and ending on May 27, 2021. On March 18, 2021, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning May 28, 2021 and ending on May 27, 2022.

These plans authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2021, we purchased 59,101 shares of our outstanding common stock at an average cost of $71.83 per share for a total purchase price of $4.2 million under the share repurchase plan; we also acquired 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2020, we purchased 161,976 shares of our outstanding common stock at an average cost of $70.39 per share for a total purchase price of $11.4 million under the share repurchase plan. We also acquired 41,817 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13.	SHARE-BASED COMPENSATION

Share-Based Plans

In each of the years ended March 31, 2021, 2020 and 2019, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”).

2012 Employee LTIP

On September 13, 2012, our stockholders approved the 2012 Employee LTIP that was adopted by the Board on July 10, 2012. Under the 2012 Employee LTIP, 1,500,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees. The purpose of the 2012 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. The 2012 Employee LTIP is administered by the Compensation Committee. Shares issuable under the 2012 Employee LTIP may consist of authorized but unissued shares or shares held in our treasury. Shares under the 2012 Employee LTIP will not be used to compensate our outside directors, who may be compensated under the separate 2017 Director LTIP, as discussed below. Under the 2012 Employee LTIP, the Compensation Committee will determine the time and method of exercise or vesting of the awards.

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

Stock Option Activity

During the years ended March 31, 2021, 2020, and 2019, we did not grant any stock options, nor did we have any outstanding stock options.

Restricted Stock Activity

During the year ended March 31, 2021, we granted 10,337 restricted shares under the 2017 Director LTIP and 89,873 restricted shares under the 2012 Employee LTIP.

Cumulatively, as of March 31, 2021, we granted a total of 33,580 restricted shares under the 2017 Director LTIP and 994,428 restricted shares under the 2012 Employee LTIP

A summary of the non-vested restricted shares for year ended March 31, 2021, as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2020	193,580	$73.74
Granted	100,210	$71.89
Vested	(110,412)	$70.03
Forfeited	-	$-
Nonvested March 31, 2021	183,378	$74.97

In each of the years ended March 31, 2021, 2020 and 2019, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2021, 2020, and 2019 was $71.89, $72.93, and $94.22, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2021, 2020, and 2019 was $7.7 million, $7.6 million, and $6.6 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP and the 2017 Director LTIP allows us to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2021, we withheld 37,640 shares of common stock, at a value of $2.7 million, which was included in treasury stock. For the year ended March 31, 2020, we withheld 41,817 shares of common stock, at a value of $3.0 million, which was included in treasury stock.

Compensation Expense

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2021, 2020 and 2019, we recognized $7.2 million, $8.0 million and $7.2 million, respectively, of total share-based compensation expense. We recognized tax benefits related to share-based compensation of $2.2 million, $2.2 million, and $2.0 million for the years ended March 31, 2021, 2020, and 2019, respectively, which were included as a reduction to our provision for income taxes. As of March 31, 2021, the total unrecognized compensation expense related to non-vested restricted stock was $8.2 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required. The decision whether to make contributions is entirely within our discretion. For the years ended March 31, 2021, 2020 and 2019, our employer contributions for the plan were approximately $3.0 million, $2.8 million, and $2.4 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2021, and March 31, 2020. We had no additions or reductions to our gross  uncertain income tax positions during the year ended March 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2018, 2019 and 2020 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2021	2020	2019

Statutory federal income tax rate	21.0%	21.0%	21.0%
Income tax expense computed at the U.S. statutory federal rate	$22,450	$20,182	$18,139
Effect of federal reduction of statutory rate	-	-	-
State income tax expense—net of federal benefit	6,941	5,659	4,795
Non-deductible executive compensation	2,052	613	630
Other	1,066	423	(526)
Provision for income taxes	$32,509	$26,877	$23,038
Effective income tax rate	30.4%	28.0%	26.7%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019
Current:
Federal	$26,054	$19,367	$12,709
State	9,882	9,520	6,591
Foreign	770	200	454
Total current expense	36,706	29,087	19,754

Deferred:
Federal	(3,067)	(492)	3,826
State	(1,096)	(1,799)	(249)
Foreign	(34)	81	(293)
Total deferred expense (benefit)	(4,197)	(2,210)	3,284

Provision for income taxes	$32,509	$26,877	$23,038

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2021	2020
Deferred tax assets:
Accrued vacation	$2,537	$1,966
Deferred revenue	4,227	3,175
Allowance for credit losses	1,048	792
Restricted stock	772	1,575
Other deferred tax assets	1,552	608
Accrued bonus	2,277	2,426
Lease liabilities	2,476	2,550
Other credits and carryforwards	-	1,385
Gross deferred tax assets	14,889	14,477
Less: valuation allowance	-	(1,385)
Net deferred tax assets	14,889	13,092

Deferred tax liabilities:
Property and equipment	(2,391)	(2,102)
Operating leases	(6,948)	(10,098)
Prepaid expenses	(912)	(817)
Right-of-use assets	(2,419)	(2,535)
Tax deductible goodwill	(751)	(270)
Total deferred tax liabilities	(13,421)	(15,822)

Net deferred tax asset (liability)	$1,468	$(2,730)

On March 31, 2016, we established a deferred tax asset for state capital loss carryforwards which expired on March 31, 2021. We believed that it was more likely than not that the benefit from this deferred tax asset would not be realized and a full valuation allowance was provided. As the carryforward period for these state capital losses expired as of March 31, 2021, we reversed the deferred tax asset and valuation allowance.

15.	FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2021, and March 31, 2020 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets:
Money market funds	$45,134	$45,134	$-	$-

March 31, 2020
Assets:
Money market funds	$128	$128	$-	$-
Liabilities:
Contingent consideration	$220	$-	$-	$220

For the year ended March 31, 2021, we did not record significant adjustments to our liability for contingent consideration arising from a past business combination. In August 2020, we paid $219 thousand to fully satisfy the obligations of a contingent consideration arrangement.

During the year ended March 31, 2020 we recorded adjustments of $1.4 million to reflect increases in the fair value of our existing contingent consideration liabilities and paid $10.1 million to satisfy the obligations of our contingent consideration arrangements.

16.	BUSINESS COMBINATIONS

Systems Management Planning (SMP)

On December 31, 2020, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of SMP, an established provider of technology solutions and services in upstate New York and the Northeast. The acquisition enhances ePlus’ footprint across the region, broadens our technology solution offerings especially in the areas of collaboration and supporting virtual employees, and adds to ePlus’ set of commercial, enterprise and state, local, and education customers.

Our sum of consideration transferred was $27.0 million consisting of $29.0 million paid in cash at closing less $2.0 million that was paid back to us in our quarter ended March 31, 2021 related to a working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$14,526
Other assets	3,344
Identified intangible assets	14,280
Accounts payable and other current liabilities	(11,424)
Performance obligations	(2,020)
Total identifiable net assets	18,706
Goodwill	8,328
Total purchase consideration	$27,034

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

ABS Technology

On August 23, 2019, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of Innovative Systems & Solutions, Inc. (“ABS Technology”), a Virginia Beach, Virginia- headquartered solutions provider with deep expertise in managed services, networking, collaboration, and security solutions. ABS Technology enhances ePlus’ existing solutions portfolio and market position in Richmond and southern Virginia.

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

The identified intangible assets of $5.7 million consist of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

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

SLAIT Consulting, LLC (SLAIT)

On January 18, 2019, our subsidiary, ePlus Technology, inc., acquired 100% of the stock of SLAIT, Consulting, LLC (“SLAIT”), an IT consulting and solutions provider with a focus on security advisory and managed services, managed help desk, specialized IT, staffing, and data center solutions. SLAIT is headquartered in Virginia Beach, Virginia and has locations in Richmond, Virginia, and Charlotte, North Carolina. SLAIT provides consultative services in governance, risk management and compliance; bespoke help desk and managed services solutions, and has relationships with fast-growing emerging vendors and related sales and engineering capabilities.

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

Our segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker (“CODM”) for deciding how to allocate resources and for assessing performance. Our CODM is our Chief Executive Officer and President. Our CODM conducts our operations through two operating segments, our technology segment and our financing segment. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial, state and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial, state and local governments, and government contractors. Our CODM uses several measures to allocate resources and assess performance. Our reported measure is earnings before taxes.

Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2021			2020			2019
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total
Sales
Product	$1,305,789	$60,369	$1,366,158	$1,337,022	$58,266	$1,395,288	$1,180,042	$43,153	$1,223,195
Service	202,165	-	202,165	193,116	-	193,116	149,478	-	149,478
Net sales	1,507,954	60,369	1,568,323	1,530,138	58,266	1,588,404	1,329,520	43,153	1,372,673

Cost of Sales
Product	1,036,627	13,050	1,049,677	1,069,110	7,663	1,076,773	945,037	7,427	952,464
Service	125,092	-	125,092	120,440	-	120,440	89,821	-	89,821
Total cost of sales	1,161,719	13,050	1,174,769	1,189,550	7,663	1,197,213	1,034,858	7,427	1,042,285
Gross Profit	346,235	47,319	393,554	340,588	50,603	391,191	294,662	35,726	330,388

Selling, general, and administrative	256,210	15,053	271,263	264,123	15,059	279,182	226,112	10,970	237,082
Depreciation and amortization	13,839	112	13,951	14,016	140	14,156	11,812	12	11,824
Interest and financing costs	521	1,484	2,005	294	2,280	2,574	-	1,948	1,948
Operating expenses	270,570	16,649	287,219	278,433	17,479	295,912	237,924	12,930	250,854

Operating income	75,665	30,670	106,335	62,155	33,124	95,279	56,738	22,796	79,534

Other income			571			680			6,696

Earnings before tax			$106,906			$95,959			$86,230

Net Sales
Contracts with customers	$1,484,104	$12,369	$1,496,473	$1,514,507	$4,589	$1,519,096	$1,308,405	$3,577	$1,311,982
Financing and other	23,850	48,000	71,850	15,631	53,677	69,308	21,115	39,576	60,691
Net Sales	$1,507,954	$60,369	$1,568,323	$1,530,138	$58,266	$1,588,404	$1,329,520	$43,153	$1,372,673

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$14,568	$5,423	$19,991	$14,516	$4,640	$19,156	$12,661	$5,978	$18,639
Purchases of property, equipment and operating lease equipment	$4,752	$6,761	$11,513	$4,842	$2,167	$7,009	$6,042	$5,587	$11,629

Selected Financial Data - Balance Sheet

Total assets	$828,576	$248,199	$1,076,775	$709,854	$199,259	$909,113	$607,998	$178,200	$786,198

Technology Segment Disaggregation of Revenue

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Year Ended March 31,
	2021	2020	2019
Customer end market:
Technology	$251,683	$324,239	$293,362
Telecom, Media & Entertainment	371,913	289,958	175,260
Financial Services	198,761	191,679	202,074
State and local government and educational institutions	245,919	243,092	223,330
Healthcare	200,067	233,894	193,754
All others	239,611	247,276	241,740
Net sales	1,507,954	1,530,138	1,329,520

Less: Revenue from financing and other	(23,850)	(15,631)	(21,115)

Revenue from contracts with customers	$1,484,104	$1,514,507	$1,308,405

	Year Ended March 31,
	2021	2020	2019
Vendor
Cisco Systems	$537,041	$607,719	$556,182
NetApp	58,020	59,812	48,858
HP Inc. & HPE	59,838	71,802	74,348
Dell / EMC	107,336	84,939	61,284
Arista Networks	51,789	75,281	57,850
Juniper Networks	91,946	68,339	48,943
All others	601,984	562,246	482,055
Net sales	1,507,954	1,530,138	1,329,520

Less: Revenue from financing and other	(23,850)	(15,631)	(21,115)

Revenue from contracts with customers	$1,484,104	$1,514,507	$1,308,405

Financing Segment Disaggregation of Revenue

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

Geographic information

The geographic information for the years ended March 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended March 31,
	2021	2020	2019

Net sales:
US	$1,476,466	$1,508,329	$1,284,482
Non US	91,857	80,075	88,191
Total	$1,568,323	$1,588,404	$1,372,673

	March 31,
	2021	2020
Long-lived tangible assets:
US	$33,504	$38,297
Non US	931	1,233
Total	$34,435	$39,530

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

Sales to Verizon Communications Inc. represented 19% and 15% of net sales for the year ended March 31, 2021 and March 31, 2020, all of which related to our technology segment. Sales to no one customer exceeded 10% of net sales for the year ended March 31, 2019.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for sales returns: (1)
Year ended March 31, 2019	899	1,305	(1,352)	852
Year ended March 31, 2020	852	2,678	(2,492)	1,038
Year ended March 31, 2021	1,038	2,909	(2,758)	1,189

Allowance for credit losses:
Year ended March 31, 2019	2,664	335	(385)	2,614
Year ended March 31, 2020	2,614	1,004	(429)	3,189
Year ended March 31, 2021	3,189	1,436	(178)	4,447

Valuation for deferred taxes:
Year ended March 31, 2019	1,335	(270)	-	1,065
Year ended March 31, 2020	1,065	320	-	1,385
Year ended March 31, 2021	1,385	-	(1,385)	-

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $7.4 million, $6.5 million, and $5.3 million as of March 31, 2021, 2020, and 2019, respectively.