Form 10-Q
period 2021-06-30
EPLUS INC
filed 2021-08-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____.

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 2, 2021, was 13,505,354.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
the duration and ongoing impact of the novel coronavirus (“COVID-19”) pandemic, which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures to try to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and pressure on prices;

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

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	availability of products from our vendors;
•
significant and rapid inflation may cause price and wage increases, as well as increases in operating costs which may impact the arrangements that have pricing commitments over the term of the agreement.

•	future growth rates in our core businesses;
•	reduction of vendor incentives provided to us;
•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	the possibility of goodwill impairment charges in the future;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	adapting to meet changes in markets and competitive developments;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	our ability to secure our own and our customers’ electronic and other confidential information, and remain secure during a cyber-security attack;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;

•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	changes to or loss of members of our senior management team and/or failure to successfully implement succession plans;
•	exposure to changes in, interpretations of, or enforcement trends in legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, and trade agreements);
•	our contracts may not be adequate to protect us, and we are subject to audit which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace;
•	disruptions or a security breach in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully perform due diligence and integrate acquired businesses;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$93,840	$129,562
Accounts receivable—trade, net	465,424	391,567
Accounts receivable—other, net	33,979	41,053
Inventories	77,752	69,963
Financing receivables—net, current	63,082	106,272
Deferred costs	27,812	28,201
Other current assets	12,309	10,976
Total current assets	774,198	777,594

Financing receivables and operating leases—net	98,277	90,165
Deferred tax asset—net	1,468	1,468
Property, equipment and other assets	41,282	42,289
Goodwill	126,651	126,645
Other intangible assets—net	35,540	38,614
TOTAL ASSETS	$1,077,416	$1,076,775

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$149,685	$165,162
Accounts payable—floor plan	139,574	98,653
Salaries and commissions payable	31,758	36,839
Deferred revenue	76,821	72,802
Recourse notes payable—current	5,997	5,450
Non-recourse notes payable—current	12,700	50,397
Other current liabilities	29,870	30,061
Total current liabilities	446,405	459,364
Recourse notes payable - long-term	11,016	12,658
Non-recourse notes payable - long-term	2,587	5,664
Other liabilities	33,789	36,679
TOTAL LIABILITIES	493,797	514,365

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,536 outstanding at June 30, 2021 and 13,503 outstanding at March 31, 2021	146	145
Additional paid-in capital	154,101	152,366
Treasury stock, at cost, 1,038 shares at June 30, 2021 and 993 shares at March 31, 2021	(79,483)	(75,372)
Retained earnings	508,134	484,616
Accumulated other comprehensive income—foreign currency translation adjustment	721	655
Total Stockholders' Equity	583,619	562,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,077,416	$1,076,775

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020

Net sales
Product	$361,057	$307,240
Services	55,592	47,791
Total	416,649	355,031
Cost of sales
Product	277,227	226,634
Services	33,910	29,840
Total	311,137	256,474

Gross profit	105,512	98,557

Selling, general, and administrative	68,775	69,467
Depreciation and amortization	3,926	3,516
Interest and financing costs	359	577
Operating expenses	73,060	73,560

Operating income	32,452	24,997

Other income	123	98

Earnings before tax	32,575	25,095

Provision for income taxes	9,057	7,735

Net earnings	$23,518	$17,360

Net earnings per common share—basic	$1.76	$1.30
Net earnings per common share—diluted	$1.75	$1.30

Weighted average common shares outstanding—basic	13,333	13,322
Weighted average common shares outstanding—diluted	13,441	13,388

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2021	2020

NET EARNINGS	$23,518	$17,360

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	66	37

Other comprehensive income	66	37

TOTAL COMPREHENSIVE INCOME	$23,584	$17,397

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$23,518	$17,360

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,082	4,779
Reserve for credit losses	(261)	787
Share-based compensation expense	1,735	1,885
Deferred taxes	-	1
Payments from lessees directly to lenders—operating leases	(32)	(8)
Gain on disposal of property, equipment, and operaing lease equipment	(148)	(25)
Changes in:
Accounts receivable	(68,641)	(14,880)
Inventories-net	(7,800)	(43,038)
Financing receivables—net	193	(24,745)
Deferred costs and other assets	61	4,973
Accounts payable-trade	(15,393)	53,675
Salaries and commissions payable, deferred revenue, and other liabilities	(4,450)	5,630
Net cash provided by (used in) operating activities	(65,136)	6,394

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	843	118
Purchases of property, equipment and operating lease equipment	(6,994)	(2,277)
Net cash used in investing activities	(6,151)	(2,159)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	3,199	10,332
Repayments of non-recourse and recourse notes payable	(4,819)	(1,874)
Repurchase of common stock	(3,807)	(2,703)
Net borrowings (repayments) on floor plan facility	40,921	48,285
Net cash provided by financing activities	35,494	54,040

Effect of exchange rate changes on cash	71	(124)

Net increase (decrease) in cash and cash equivalents	(35,722)	58,151

Cash and cash equivalents, beginning of period	129,562	86,231

Cash and cash equivalents, end of period	$93,840	$144,382

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$519	$558
Cash paid for income taxes	$7,275	$193
Cash paid for amounts included in the measurement of lease liabilities	$1,182	$1,503

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$978	$-
Purchases of property, equipment, and operating lease equipment	$(2,619)	$(237)
Borrowing of non-recourse and recourse notes payable	$-	$22,824
Repayments of non-recourse and recourse notes payable	$(32)	$(8)
Vesting of share-based compensation	$7,493	$7,472
Repurchase of common stock	$(304)	$-
New operating lease assets obtained in exchange for lease obligations	$-	$726

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	13,503	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	78	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(45)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66

Balance, June 30, 2021	13,536	$146	$154,101	$(79,483)	$508,134	$721	$583,619

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	91	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(38)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	13,553	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional and managed services and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises in North America, the United Kingdom (“UK”), and other European countries.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2021, and 2020, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2021, and 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2022, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2021 (“2021 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 42%  of our technology segment’s net sales for the three months ended June 30, 2021, and 37% for the three months ended June 30, 2020.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2021.

2.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $49.6 million and $54.6 million of receivables from contracts with customers included within financing receivables as of  June 30, 2021, and March 31, 2021, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	June 30, 2021	March 31, 2021
Current (included in deferred revenue)	$76,261	$72,299
Non-current (included in other liabilities)	$24,065	$26,042

Revenue recognized from the beginning contract liability balance was $21.5 million and $15.6 million  for the three months ended June 30, 2021, and 2020, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands).

Remainder of the year ending March 31, 2022	$31,218
Year ending March 31, 2023	18,709
Year ending March 31, 2024	9,023
Year ending March 31, 2025	1,161
Year ending March 31, 2026 and thereafter	461
Total remaining performance obligations	$60,572

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three months ended June 30, 2021, and 2020 (in thousands):

	Three months ended June 30,
	2021	2020
Net sales	$3,817	$10,163
Cost of sales	3,365	5,327
Gross profit	$452	$4,836

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three  months ended June 30, 2021, and 2020 (in thousands):

	Three months ended June 30,
	2021	2020
Interest income on sales-type leases	$1,290	$2,219
Lease income on operating leases	$5,210	$3,838

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

June 30, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$80,654	$58,360	$139,014
Unguaranteed residual value (1)	-	14,207	14,207
Initial direct costs, net of amortization	242	-	242
Unearned income	-	(7,691)	(7,691)
Allowance for credit losses (2)	(1,289)	(873)	(2,162)
Total, net	$79,607	$64,003	$143,610
Reported as:
Current	$39,452	$23,630	$63,082
Long-term	40,155	40,373	80,528
Total, net	$79,607	$64,003	$143,610

(1)	Includes unguaranteed residual values of $9,071 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

March 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$112,641	$68,393	$181,034
Unguaranteed residual value (1)	-	14,876	14,876
Initial direct costs, net of amortization	425	-	425
Unearned income	-	(8,393)	(8,393)
Allowance for credit losses (2)	(1,212)	(1,171)	(2,383)
Total, net	$111,854	$73,705	$185,559
Reported as:
Current	$73,175	$33,097	$106,272
Long-term	38,679	40,608	79,287
Total, net	$111,854	$73,705	$185,559

(1)	Includes unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2021	March 31, 2021
Cost of equipment under operating leases	$26,434	$18,748
Accumulated depreciation	(8,685)	(7,870)
Investment in operating lease equipment—net (1)	$17,749	$10,878

(1)	Amounts include estimated unguaranteed residual values of $3.5 million and $2.5 million as of June 30, 2021, and March 31, 2021, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2021, and March 31, 2021, we had financing receivables of $12.4 million and $60.5 million, respectively, and operating leases of $5.7 million and $3.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, "Credit Facility and Notes Payable."

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2021, and 2020, we recognized net gains of $3.2 million and $2.5 million, respectively, and total proceeds from these sales were $75.3 million and $73.2 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both June 30, 2021, and March 31, 2021, we had deferred revenue of $0.3 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of June 30, 2021, the total potential payments that could result from these indemnities is immaterial.

4.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.3 million and $1.6 million for the three months ending June 30, 2021, and June 30, 2020, respectively, as part of selling, general, and administrative expenses.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2021 (in thousands):

	Three months ended June 30, 2021
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,318	$(8,673)	$126,645
Foreign currency translations	6	-	6
Ending balance	$135,324	$(8,673)	$126,651

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of June 30, 2021, relates to our technology segment, which we also determined to be one reporting unit. The change in our goodwill balance during the three months ended June 30, 2021, is due solely to foreign currency translation.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on June 30, 2021, and March 31, 2021 (in thousands):

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,345	$(44,819)	$32,526	$77,335	$(42,115)	$35,220
Capitalized software development	10,486	(7,472)	3,014	10,553	(7,159)	3,394
Total	$87,831	$(52,291)	$35,540	$87,888	$(49,274)	$38,614

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $3.0 million and $2.5 million for the three months ended June 30, 2021, and June 30, 2020, respectively.

6.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the three months ended June 30, 2021, and 2020 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	(40)	77	(298)	(261)
Write-offs and other	(22)	-	-	(22)
Balance June 30, 2021	$2,002	$1,289	$873	$4,164

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	329	341	117	787
Write-offs and other	-	-	-	-
Balance June 30, 2020	$2,110	$1,139	$727	$3,976

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of June 30, 2021 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017 and prior	Total	Transfers (2)	Net credit exposure
Notes receivable:
High CQR	$12,389	$47,165	$4,298	$529	$225	$15	$64,621	$(20,944)	$43,677
Average CQR	6,529	6,556	2,329	290	5	-	15,709	(3,449)	12,260
Low CQR	-	-		324	-		324	-	324
Total	$18,918	$53,721	$6,627	$1,143	$230	$15	$80,654	$(24,393)	$56,261

Lease receivables:
High CQR	$9,322	$16,485	$4,423	$1,736	$247	$98	$32,311	$(7,301)	$25,010
Average CQR	6,020	13,634	2,719	754	186	31	23,344	(4,222)	19,122
Low CQR	150	-	-	-	-	-	150	-	150
Total	$15,492	$30,119	$7,142	$2,490	$433	$129	$55,805	$(11,523)	$44,282

Total amortized cost (1)	$34,410	$83,840	$13,769	$3,633	$663	$144	$136,459	$(35,916)	$100,543

(1)
Unguaranteed residual values of $9,071 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $242 thousand are excluded from amortized cost.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2021 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$93,793	$6,250	$769	$771	$19	$101,602	$(63,471)	$38,131
Average CQR	7,689	2,468	550	8	-	10,715	(2,896)	7,819
Low CQR	-	-	324	-	-	324	-	324
Total	$101,482	$8,718	$1,643	$779	$19	$112,641	$(66,367)	$46,274

Lease receivables:
High CQR	28,898	$5,885	$1,798	$463	$125	$37,169	(7,468)	$29,701
Average CQR	23,445	3,482	1,017	270	40	28,254	(4,592)	23,662
Low CQR	-	-	-	-	-	-	-	-
Total	$52,343	$9,367	$2,815	$733	$165	$65,423	$(12,060)	$53,363

Total amortized cost (1)	$153,825	$18,085	$4,458	$1,512	184	$178,064	(78,427)	$99,637

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

The following table provides an aging analysis of our financing receivables as of June 30, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$38	$5	$555	$598	$5,042	$5,640	$75,014	$80,654
Lease receivables	539	550	1,377	2,466	784	3,250	52,555	55,805
Total	$577	$555	$1,932	$3,064	$5,826	$8,890	$127,569	$136,459

The following table provides an aging analysis of our financing receivables as of March 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$648	$910	$673	$2,231	$3,240	$5,471	$107,170	$112,641
Lease receivables	804	132	643	1,579	2,566	4,145	61,278	65,423
Total	$1,452	$1,042	$1,316	$3,810	$5,806	$9,616	$168,448	$178,064

Our financial assets on nonaccrual status were not significant as of June 30, 2021, and March 31, 2021.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	June 30, 2021	March 31, 2021
Other current assets:
Deposits & funds held in escrow	$461	$759
Prepaid assets	11,547	9,939
Other	301	278
Total	$12,309	$10,976

Property, equipment and other assets
Property and equipment, net	$7,607	$7,388
Deferred costs - non-current	17,645	19,063
Right-of-use assets	7,580	8,763
Other	8,450	7,075
Total	$41,282	$42,289

Other current liabilities:
Accrued expenses	$13,638	$13,598
Accrued income taxes payable	6,564	4,439
Short-term lease liability	3,561	3,934
Other	6,107	8,090
Total	$29,870	$30,061

Other liabilities:
Deferred revenue - non-current	$24,324	$26,309
Long-term lease liability	4,180	5,040
Other	5,285	5,330
Total	$33,789	$36,679

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	CREDIT FACILITY AND NOTES PAYABLE

CREDIT FACILITY

Within our technology segment, ePlus Technology, inc. and certain of its subsidiaries finance their operations, in addition to funds generated from operations, with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

The WFCDF credit facility has an aggregate limit for the two components, except during a temporary uplift, of $275 million. We may elect to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Additionally, the WFCDF credit facility has a limit on the accounts receivable component of $100 million. WFCDF charges us an interest rate equal to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%).

As of June 30, 2021, the limit of the two components of the credit facility was $275 million. On July 2, 2021, we elected to temporarily increase the aggregate limit to $350 million.

Our borrowing availability under the credit facility varies based upon the value of the receivables and inventory of ePlus Technology, inc., and certain of its subsidiaries. We had outstanding balances of $139.6 million and $98.7 million under the floor plan component as of June 30, 2021, and March 31, 2021, respectively. This component is presented as part of as accounts payable – floorplan. We had no outstanding balance under the accounts receivable component as of June 30, 2021, and as of March 31, 2021. This component is presented as part of recourse notes payable – current. The fair value of the outstanding balances under the WFCDF credit facility were approximately equal to their carrying value as of June 30, 2021, and March 31, 2021.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2021, and March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end, and requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ written notice.

The loss of the WFCDF credit facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. We had $17.0 million and $18.1 million in recourse borrowings as of June 30, 2021, and March 31, 2021, respectively, that is resulting from one installment payment arrangement. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments to calculate our payable balance using an interest rate of 3.50% as of both June 30, 2021, and March 31, 2021.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of June 30, 2021, and March 31, 2021, we had $15.3 million and $56.1 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.66% and 3.35%, as of June 30, 2021, and March 31, 2021, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that period could be adversely affected. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the us in the future, and these matters could relate to prior, current or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2021, and 2020, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2021	2020

Net earnings attributable to common shareholders - basic and diluted	$23,518	$17,360

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,333	13,322
Effect of dilutive shares	108	66
Weighted average shares common outstanding — diluted	13,441	13,388

Earnings per common share - basic	$1.76	$1.30

Earnings per common share - diluted	$1.75	$1.30

11.	STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On March 18, 2021, our board of directors authorized the repurchase of up to 500,000 shares of our outstanding common stock over a 12-month period beginning May 28, 2021, and ending on May 27, 2022. The plan authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

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

During the three months ended June 30, 2021, we purchased 17,629 shares of our outstanding common stock at a value of $1.6 million under the share repurchase plan; we also purchased 27,715 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2020, no shares of our outstanding common stock were purchased under the share repurchase plan; we purchased 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of June 30, 2021, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee Long-Term Incentive Plan ("2012 Employee LTIP"). These share-based plans define fair market value as the previous trading day's closing price when the grant date falls on a date the stock was not traded.

RESTRICTED STOCK ACTIVITY

For the three months ended June 30, 2021, we granted 414 shares under the 2017 Director LTIP, and 77,861 restricted shares under the 2012 Employee LTIP. For the three months ended June 30, 2020, we granted 716 shares under the 2017 Director LTIP, and 89,873 restricted shares under the 2012 Employee LTIP. A summary of the grants is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2021	183,378	$74.97
Granted	78,275	$92.20
Vested	(81,276)	$78.32
Nonvested June 30, 2021	180,377	$80.94

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we may purchase a sufficient number of shares due to the participant to satisfy their minimum tax withholding on employee stock awards. For the three months ended June 30, 2021, we withheld 27,715 shares of common stock at a value of $2.6 million, which was included in treasury stock.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2021, and 2020, we recognized $1.7 million and $1.9 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to non-vested restricted stock was $13.7 million as of June 30, 2021, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. For the three months ended June 30, 2021, and 2020, our estimated contribution expense for the plan was $0.8 million and $0.7 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of June 30, 2021, and June 30, 2020. We had no additions or reductions to our gross unrecognized tax benefits during the three months ended June 30, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2021, and March 31, 2021 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets:
Money market funds	$6,136	$6,136	$-	$-

March 31, 2021
Assets:
Money market funds	$45,134	$45,134	$-	$-

15.	BUSINESS COMBINATIONS

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

Our sum of consideration transferred was $27.0 million consisting of $29.0 million paid in cash at closing less $2.0 million that was paid back to us in our quarter ended March 31, 2021, related to a working capital adjustment. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):
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

16.	SEGMENT REPORTING

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

Our reportable segment information for the three month periods ended June 30, 2021, and 2020 are summarized in the following table (in thousands):

	Three Months Ended
	June 30, 2021			June 30, 2020
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$344,766	$16,291	$361,057	$293,433	$13,807	$307,240
Service	55,592	-	55,592	47,791	-	47,791
Net sales	400,358	16,291	416,649	341,224	13,807	355,031

Cost of Sales
Product	271,015	6,212	277,227	224,543	2,091	226,634
Service	33,910	-	33,910	29,840	-	29,840
Total cost of sales	304,925	6,212	311,137	254,383	2,091	256,474

Gross Profit	95,433	10,079	105,512	86,841	11,716	98,557

Selling, general, and administrative	66,153	2,622	68,775	65,556	3,911	69,467
Depreciation and amortization	3,898	28	3,926	3,488	28	3,516
Interest and financing costs	159	200	359	265	312	577
Operating expenses	70,210	2,850	73,060	69,309	4,251	73,560

Operating income	25,223	7,229	32,452	17,532	7,465	24,997

Other income			123			98

Earnings before tax			$32,575			$25,095

Net Sales
Contracts with customers	$396,541	$5,418	$401,959	$333,987	$960	$334,947
Financing and other	3,817	10,873	14,690	7,237	12,847	20,084
Net Sales	$400,358	$16,291	$416,649	$341,224	$13,807	$355,031

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$4,103	$1,979	$6,082	$3,634	$1,145	$4,779
Purchases of property, equipment and operating lease equipment	$1,307	$5,687	$6,994	$2,048	$229	$2,277

Selected Financial Data - Balance Sheet

Total assets	$868,276	$209,140	$1,077,416	$834,264	$224,598	$1,058,862

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended June 30,
	2021	2020
Customer end market:
Telecom, Media & Entertainment	$112,192	$56,652
Technology	69,140	69,967
State and local government and educational institutions	65,415	70,563
Healthcare	54,688	46,535
Financial Services	30,011	47,421
All others	68,912	50,086
Net sales	400,358	341,224

Less: Revenue from financing and other	(3,817)	(7,237)

Revenue from contracts with customers	$396,541	$333,987

	Three Months Ended June 30,
	2021	2020
Vendor
Cisco Systems	$166,902	$127,932
Dell / EMC	26,340	31,081
Juniper Networks	24,714	13,579
HP Inc. & HPE	17,202	17,038
Arista Networks	11,498	6,820
NetApp	10,457	15,421
All others	143,245	129,353
Net sales	400,358	341,224

Less: Revenue from financing and other	(3,817)	(7,237)

Revenue from contracts with customers	$396,541	$333,987

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement. Our revenues from contracts with customers within our financing segment consist entirely of proceeds from the sale of off-lease equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report, and in Part II, Item 1A. “Risk Factors” in this Report.

EXECUTIVE OVERVIEW

Business Description

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, staffing, professional, managed, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the trailing twelve-month period ended June 30, 2021, the percentage of revenue by customer end market within our technology segment includes telecom, media and entertainment 27%, technology 16%, state and local government and educational institutions (“SLED”) 15%, healthcare 13%, and financial services 12%. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounts for 96% of our net sales, and 78% of our operating income, while our financing segment accounts for 4% of our net sales, and 22% of our operating income, for the three months ended June 30, 2021.

Business Trends

COVID-19 Pandemic Update

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

As COVID-19 impacts continue across the country and globe, we have been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment. Most of our offices are open, with required health and safety protocols in place. However, we have implemented a flexible work from home strategy applicable to all offices and operational continuity plans to provide sufficient resources to continue supporting our customers, and we will continue to evaluate returning to the office on an ongoing basis. Our configuration centers have remained open with our employees working in them following required health and safety protocols. In addition, we also have a procedure to review our employees’ business-related travel in accordance with health regulations and guidance. Our managed service teams are distributed across the US with the ability to leverage technology to provide coverage while working from home. While we and many of our customers and vendor partners have restricted travel, we are leveraging video and other collaborative tools to continue to be responsive.

Our account relationship teams are actively engaging with our customers, to ensure they have the support needed in adjusting to changes in the business environment and government directives. Also, we are working closely with our vendor partners to address varying impacts on their supply chain which has been impacted by materials shortages.

We continue to execute against and adjust our business continuity plans to maximize our ability to support our employees and customers in concert with our partners. We have an internal resource page to support specific customer inquiries from security to collaboration to financing options. We remain committed to driving positive business outcomes.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic including the impact of variants; governmental, business, and individuals’ actions in response to the pandemic; the efficacy of vaccines, the duration of the vaccination distribution, and the willingness of people to be inoculated; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact business and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report.

Supply Constraints

A worldwide shortage of certain IT products is resulting from shortages in semiconductors and other components of those products. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, the costs of products, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely persist for at least the next few quarters.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited consolidated financial statements, as well as Non-GAAP performance measurement tools. Generally, a Non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Non-GAAP measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Our key business metrics for the three month periods ended June 30, 2021, and 2020 are summarized in the following tables (dollars in thousands):

	Three Months Ended June 30,
Consolidated	2021	2020
Net sales	$416,649	$355,031

Gross profit	$105,512	$98,557
Gross margin	25.3%	27.8%
Operating income margin	7.8%	7.0%

Net earnings	$23,518	$17,360
Net earnings margin	5.6%	4.9%
Net earnings per common share - diluted	$1.75	$1.30

Non-GAAP: Net earnings (1)	$26,353	$20,207
Non-GAAP: Net earnings per common share - diluted (1)	$1.96	$1.51

Adjusted EBITDA (2)	$38,272	$30,714
Adjusted EBITDA margin	9.2%	8.7%

Purchases of property and equipment used internally	$1,307	$2,106
Purchases of equipment under operating leases	5,687	171
Total capital expenditures	$6,994	$2,277

Technology Segment
Net sales	$400,358	$341,224
Adjusted gross billings (3)	$633,007	$546,394

Gross profit	$95,433	$86,841
Gross margin	23.8%	25.4%

Operating income	$25,223	$17,532
Adjusted EBITDA (2)	$30,958	$23,161

Financing Segment
Net sales	$16,291	$13,807

Gross profit	$10,079	$11,716

Operating Income	$7,229	$7,465
Adjusted EBITDA (2)	$7,314	$7,553

(1)
Non-GAAP Net earnings and Non-GAAP Net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP Net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP Net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP Net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP Net earnings and Non-GAAP Net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended June 30,
	2021	2020
GAAP: Earnings before tax	$32,575	$25,095
Share based compensation	1,735	1,907
Acquisition and integration expense	-	29
Acquisition related amortization expense	2,696	2,228
Other income	(123)	(98)
Non-GAAP: Earnings before provision for income taxes	36,883	29,161

GAAP: Provision for income taxes	9,057	7,735
Share based compensation	496	587
Acquisition and integration expense	-	9
Acquisition related amortization expense	757	667
Other income	(35)	(30)
Tax benefit (expense) on restricted stock	255	(14)
Non-GAAP: Provision for income taxes	10,530	8,954

Non-GAAP: Net earnings	$26,353	$20,207

GAAP: Net earnings per common share - diluted	$1.75	$1.30

Non-GAAP: Net earnings per common share - diluted	$1.96	$1.51

	Three Months Ended June 30,
	2021	2020
GAAP: Net earnings per common share - diluted	$1.75	$1.30

Share based compensation	0.09	0.10
Acquisition related amortization expense	0.15	0.12
Other income	(0.01)	(0.01)
Tax benefit (expense) on restricted stock	(0.02)	-
Total non-GAAP adjustments - net of tax	0.21	0.21

Non-GAAP: Net earnings per common share - diluted	$1.96	$1.51

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

	Three Months Ended June 30,
Consolidated	2021	2020
Net earnings	$23,518	$17,360
Provision for income taxes	9,057	7,735
Share based compensation	1,735	1,907
Interest and financing costs	159	265
Acquisition and integration expense	-	29
Depreciation and amortization	3,926	3,516
Other income	(123)	(98)
Adjusted EBITDA	$38,272	$30,714

Technology Segment
Operating income	$25,223	$17,532
Depreciation and amortization	3,898	3,488
Share based compensation	1,678	1,847
Interest and financing costs	159	265
Acquisition and integration expense	-	29
Adjusted EBITDA	$30,958	$23,161

Financing Segment
Operating income	$7,229	$7,465
Depreciation and amortization	28	28
Share based compensation	57	60
Adjusted EBITDA	$7,314	$7,553

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

	Three Months Ended June 30,
	2021	2020
Technology segment net sales	$400,358	$341,224
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	232,649	205,170
Adjusted gross billings	$633,007	$546,394

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

Consolidated Results of Operations

During the three months ended June 30, 2021, net sales increased 17.4%, or $61.6 million, to $416.6 million, as compared to $355.0 million for the same period in the prior fiscal year. Product sales for the three months ended June 30, 2021, increased 17.5% to $361.1 million, an increase of $53.8 million from $307.2 million in the same period in the prior year. Services sales during the three months ended June 30, 2021, increased 16.3% to $55.6 million, an increase of $7.8 million over prior year services sales of $47.8 million due to increases in both managed services and professional services. In the technology segment, we saw increases in net sales from customers in the telecom, media and entertainment, healthcare, and smaller other categories of customers, which was partially offset by decreases in net sales from customers in financial services, SLED, and technology, during the three months ended June 30, 2021, compared to the prior year period.

Adjusted gross billings increased 15.9%, or $86.6 million, to $633.0 million for the three months ended June 30, 2021, from $546.4 million for the same period in the prior fiscal year. There was an increase in adjusted gross billings from our customers in telecom, media and entertainment, healthcare, and all the other categories of customers which was partially offset by decreases in demand from our customers in financial services, SLED, and technology.

Consolidated gross profit for the three months ended June 30, 2021, increased $7.0 million, or 7.1%, to $105.5 million, compared with $98.6 million in the same period in the prior year. Consolidated gross margins were 25.3% for the three months ended June 30, 2021, which is a decrease of 250 basis points compared to 27.8% for the same period in the prior fiscal year. The decrease in margins was primarily due to a shift in product mix, as we sold a higher proportion hardware and third-party licenses which are recognized on a gross basis and a lower proportion of third-party maintenance, software assurance and subscription/SaaS licenses, and services, which are recorded on a net basis.

Our operating expenses for the three months ended June 30, 2021, decreased $0.5 million, or 0.7%, to $73.1 million, as compared to $73.6 million for the prior year period. This decrease is primarily due to a decrease in selling, general, and administrative expense of 1.0% or $0.7 million consisting of decreases in the provision for credit losses and variable compensation, partially offset by an increase in salaries and benefits. As of June 30, 2021, we had 1,547 employees, including 102 employees joining ePlus from our December 31, 2020, acquisition of Systems Management and Planning, Inc. (“SMP”), an increase of 11 from 1,536 as of June 30, 2020. Depreciation and amortization expense increased $0.4 million primarily due to our December 31, 2020, acquisition of SMP and interest and financing costs decreased $0.2 million primarily due to a decrease in the average balance of recourse and non-recourse notes payable outstanding during the three months ended June 30, 2021, as compared to the prior year.

As a result, operating income for the three months ended June 30, 2021, increased $7.5 million, or 29.8%, to $32.5 million as compared to $25.0 million for the same period in the prior year.

Consolidated net earnings for the three months ended June 30, 2021, were $23.5 million, an increase of 35.5%, or $6.2 million, over the prior year’s results, due to the increase in gross profit and the decrease in operating expenses. Our effective tax rate for the current quarter was 27.8%, compared with 30.8% in the prior year quarter. The change in our effective income tax rate was primarily due to an adjustment to the federal benefit from state taxes in the prior year period.

Adjusted EBITDA increased $7.6 million, or 24.6%, to $38.3 million and Adjusted EBITDA margin increased 50 basis points to 9.2% for the three months ended June 30, 2021, as compared to the prior year period of 8.7%.

Diluted earnings per share increased 34.6%, or $0.45, to $1.75 per share for the three months ended June 30, 2021, as compared to $1.30 per share for the three months ended June 30, 2020. Non-GAAP diluted earnings per share increased 29.8%, or $0.45, to $1.96 for the three months ended June 30, 2021, as compared to $1.51 for the three months ended June 30, 2020.

Cash and cash equivalents decreased by 27.6% to $93.8 million as of June 30, 2021, as compared to $129.6 million as of March 31, 2021, primarily due to increases in our accounts receivable and inventories and a decrease in accounts payable—trade, partially offset by net borrowings on the floor plan component of our credit facility. Additional uses of cash during the three months ended June 30, 2021, included cash paid of $3.8 million to repurchase outstanding shares of our common stock. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the ability to monetize our investment portfolio have provided sufficient liquidity for our business.

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

Fluctuations in Operating Results

Our results of operations are susceptible to fluctuations for a number of reasons, including, without limitation, customer demand for our products and services, supplier costs, product availability, changes in vendor incentive programs, interest rate fluctuations, decision to sell financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized related to the equipment we lease. Operating results could also fluctuate as a result of a sale prior to the expiration of the lease term to the lessee or to a third-party or from other post-term events.

We expect to continue to expand by opening new offices and warehouses and by hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may reduce our results from operations. COVID-19 may negatively affect market demand, which will likely lower our financial results, and may adversely impact our ability to expand. We are uncertain as to the extent and duration of COVID-19’s impact to the IT market demand for our products and services.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2021, compared to the three months ended June 30, 2020

Technology Segment

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Net sales
Product	$344,766	$293,433	$51,333	17.5%
Services	55,592	47,791	7,801	16.3%
Total	400,358	341,224	59,134	17.3%

Cost of sales
Product	271,015	224,543	46,472	20.7%
Services	33,910	29,840	4,070	13.6%
Total	304,925	254,383	50,542	19.9%

Gross profit	95,433	86,841	8,592	9.9%

Selling, general, and administrative	66,153	65,556	597	0.9%
Depreciation and amortization	3,898	3,488	410	11.8%
Interest and financing costs	159	265	(106)	(40.0%)
Operating expenses	70,210	69,309	901	1.3%

Operating income	$25,223	$17,532	$7,691	43.9%

Adjusted gross billings	$633,007	$546,394	$86,613	15.9%
Adjusted EBITDA	$30,958	$23,161	$7,797	33.7%

Net sales: Net sales for the three months ended June 30, 2021, were $400.4 million compared to $341.2 million for the same period in the prior year, an increase of 17.3% or $59.1 million, due to increases in net sales from customers in the telecom, media and entertainment, healthcare, and smaller other categories of customers, which was partially offset by decreases in net sales from customers in financial services, SLED, and technology. Product sales increased 17.5%, or $51.3 million, to $344.8 million due to increased customer demand. Services revenues increased 16.3%, or $7.8 million compared to the same period in the prior year to $55.6 million due to an increase in managed and professional services for the three months ended June 30, 2021.

Adjusted gross billings increased 15.9%, or $86.6 million, to $633.0 million for the three months ended June 30, 2021, from $546.4 million for the same period in the prior fiscal year. The increase in adjusted gross billings was due, in part, to the SMP acquisition as well as higher demand from our current customers.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2021, we had open orders of $565.8 million and deferred revenue of $100.3 million. As of June 30, 2020, we had open orders of $426.8 million and deferred revenues of $71.8 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve-month periods ended June 30, 2021, and 2020 are summarized below:

	Twelve Months Ended June 30,
	2021	2020	Change
Revenue by customer end market:
Telecom, Media & Entertainment	27%	19%	8%
Technology	16%	21%	(5%)
SLED	15%	16%	(1%)
Healthcare	13%	15%	(2%)
Financial Services	12%	13%	(1%)
All others	17%	16%	1%
Total	100%	100%

	Twelve Months Ended June 30,
	2021	2020	Change
Revenue by vendor:
Cisco Systems	37%	39%	(2%)
Dell / EMC	7%	7%	0%
Juniper Networks	7%	5%	2%
HP Inc. & HPE	4%	4%	0%
Arista Networks	4%	4%	0%
NetApp	3%	4%	(1%)
All others	38%	37%	1%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended June 30, 2021, we had an increase in the percentage of total revenues from customers in the telecom, media and entertainment industry, and all other customer category, and decreases in the percentage of total revenues in the technology, SLED, healthcare, and financial services markets. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

Most of our revenues by vendor are derived from our top six suppliers, which, when combined, accounted for over 60% of total revenues for the twelve-month periods ended June 30, 2021, and 2020. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: Cost of sales for the three months ended June 30, 2021 was $304.9 million compared to $254.4 million for the same period in the prior year, an increase of 19.9% or $50.5 million due to the increases in sales of products and services. Our gross margin decreased 160 basis points to 23.8% for the three months ended June 30, 2021, compared to 25.4% in the same period in the prior year primarily due to a shift in our product mix to a greater portion of our sales from products for which the revenues and cost of sales are presented on a gross basis. Vendor incentives earned as a percentage of sales decreased 10 basis points for the three months ended June 30, 2021, resulting in a reduction to gross margin, as compared to same period in the prior year.

Selling, general, and administrative: Selling, general, and administrative expenses of $66.2 million for the three months ended June 30, 2021, increased by $0.6 million, or 0.9% from $65.6 million in the same period in the prior year. Salaries and benefits increased $0.9 million, or 1.5% to $57.9 million, compared to $57.0 million during the prior year. Our technology segment had 1,514 employees as of June 30, 2021, an increase of 14 from 1,500 as of June 30, 2020. Our headcount as of June 30, 2021 incorporates the addition of 102 employees from the December 31, 2020, acquisition of SMP.

General and administrative expenses increased $0.1 million, or 1.5%, to $8.3 million during the three months ended June 30, 2021, compared to the same period in the prior year, due to an increase in travel and entertainment and other general office related expenses. There were no acquisition related expenses for the three months ended June 30, 2021, and the provision for credit losses was $0.4 million lower for the three months ended June 30, 2021 than in the same period in the prior year.

Depreciation and amortization: Depreciation and amortization increased $0.4 million, or 11.8%, to $3.9 million during the three months ended June 30, 2021, as compared to $3.5 million in the prior year period primarily due to the amortization of the intangible assets acquired in our acquisition of SMP.

Interest and financing costs:  Interest and financing costs of $0.2 million were incurred in the three months ended June 30, 2021, compared to $0.3 million in the prior year. The decrease is due to a reduction of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility as of June 30, 2021 compared to June 30,2020, offset by $17.0 million in borrowings through an installment payment arrangement as of June 30, 2021, for which there was no comparable borrowing as of June 30,2020.

Segment operating income: As a result of the foregoing, operating income was $25.2 million, an increase of $7.7 million, or 43.9%, for the three months ended June 30, 2021, as compared to $17.5 million in the same period in the prior year.

For the three months ended June 30, 2021, Adjusted EBITDA was $31.0 million, an increase of $7.8 million, or 33.7%, compared to $23.2 million in the same period in the prior year.

Financing Segment

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Net sales	$16,291	$13,807	$2,484	18.0%

Cost of sales	6,212	2,091	4,121	197.1%

Gross profit	10,079	11,716	(1,637)	(14.0%)

Selling, general, and administrative	2,622	3,911	(1,289)	(33.0%)
Depreciation and amortization	28	28	-	0.0%
Interest and financing costs	200	312	(112)	(35.9%)
Operating expenses	2,850	4,251	(1,401)	(33.0%)

Operating income	$7,229	$7,465	$(236)	(3.2%)

Adjusted EBITDA	$7,314	$7,553	$(239)	(3.2%)

Net sales: Net sales increased by $2.5 million, or 18.0%, to $16.3 million for the three months ended June 30, 2021, as compared to prior year results due to higher post contract earnings and higher transactional gains. During the quarters ended June 30, 2021, and 2020, we recognized net gains on sales of financial assets of $3.2 million and $2.5 million, respectively, and the fair value of assets received from these sales were $75.3 million and $73.2 million, respectively.

At June 30, 2021, we had $141.7 million in financing receivables and operating leases, compared to $185.0 million as of June 30, 2020, a decrease of $43.3 million, or 23.4%.

Cost of sales: Cost of sales increased $4.1 million for the three months ended June 30, 2021, compared to the prior year results due to higher cost of sales on off-lease equipment and higher depreciation expense from operating leases. Gross profit decreased by 14.0% to $10.1 million for the three months ended June 30, 2021, as compared to $11.7 million in the prior year.

Selling, general and administrative: For the three months ended June 30, 2021, selling, general, and administrative expenses decreased by $1.3 million or 33.0%, which was due primarily to a decrease in the provision for credit losses and decrease in variable compensation due to lower gross profit.

Interest and financing costs: Interest and financing costs decreased by 35.9% to $0.2 million for the three months ended June 30, 2021, compared to the prior year, due to a decrease in the average balance on total notes payable outstanding. Total notes payable for the financing segment was $15.3 million as of June 30, 2021, a decrease of $48.2 million, or 75.9%, as compared to $63.4 million as of June 30, 2020. Our weighted average interest rate for non-recourse notes payable was 3.66% and 3.54%, as of June 30, 2021, and 2020, respectively. Our weighted average interest rate for recourse notes payable was 2.55% as of June 30, 2020. We did not have any recourse debt as of June 30, 2021.

Segment operating income: As a result of the foregoing, operating income decreased $0.2 million or 3.2% compared to the same period in the prior year to $7.2 million. Likewise, Adjusted EBITDA decreased $0.2 million or 3.2% compared to the same period in the prior year to $7.3 million.

Consolidated

Other income: Other income was a constant of $0.1 million for both the three months ended June 30, 2021, and June 30, 2020.

Income taxes: Our provision for income tax expense was $9.1 million for the three months ended June 30, 2021, as compared to $7.7 million for the same period in the prior year. Our effective income tax rates for the three months ended June 30, 2021, and 2020 were 27.8% and 30.8%, respectively. The change in our effective income tax rate was primarily due to an adjustment to the federal benefit from state taxes in the prior year period.

Net earnings: The foregoing resulted in net earnings of $23.5 million for the three months ended June 30, 2021, an increase of $6.2 million, or 35.5%, as compared to $17.4 million during the three months ended June 30, 2020.

Basic and fully diluted earnings per common share was $1.76 and $1.75, respectively, for the three months ended June 30, 2021, an increase of 35.4% and 34.6% as compared to $1.30 for both basic and fully diluted earnings per common share, for the three months ended June 30, 2020. Non-GAAP diluted earnings per share increased 29.8% to $1.96 for the three months ended June 30, 2021, as compared to $1.51 for the three months ended June 30, 2020.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for both the three months ended June 30, 2021, and June 30, 2020, was 13.3 million and 13.4 million, respectively.

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

The extent of the impact of COVID-19 is uncertain and may impact our liquidity position over the longer term. Credit markets may tighten as a result of COVID-19 and we may have difficulty funding our financing transactions with lenders, which may result in the use of our cash or a decrease in financing originations.

Cash Flows

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(65,136)	$6,394
Net cash used in investing activities	(6,151)	(2,159)
Net cash provided by (used in) financing activities	35,494	54,040
Effect of exchange rate changes on cash	71	(124)
Net increase in cash and cash equivalents	$(35,722)	$58,151

Cash flows from operating activities. We used $65.1 million in operating activities during the three months ended June 30, 2021, compared to $6.4 million provided by operating activities for the three months ended June 30, 2020. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Months Ended June 30,
	2021	2020
Technology segment	$(65,980)	$11,191
Financing segment	844	(4,797)
Net cash provided by (used in) operating activities	$(65,136)	$6,394

Technology Segment: In the three months ended June 30, 2021, our technology segment used $66.0 million from operating activities primarily due to increases in our accounts receivable and inventories and a decrease in accounts payable-trade. Offsetting this, we had net borrowing on the floor plan component of our credit facility of $40.9 million. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

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

The following table presents the components of the cash conversion cycle for our Technology segment:

	As of June 30,
	2021	2020
(DSO) Days sales outstanding (1)	61	61
(DIO) Days inventory outstanding (2)	13	14
(DPO) Days payable outstanding (3)	(42)	(45)
Cash conversion cycle	32	30

(1)
Represents the rolling three month average of the balance of trade accounts receivable-trade, net for our technology segment at the end of the period divided by adjusted gross billings for the same three month period.

(2)
Represents the rolling three month average of the balance of inventory, net for our technology segment at the end of the period divided by cost of adjusted gross billings for the same three month period.

(3)
Represents the rolling three month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our technology segment at the end of the period divided by cost of adjusted gross billings for the same three month period.

Our cash conversion cycle increased to 32 days at June 30, 2021, compared to 30 days at June 30, 2020. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO decreased 3 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date. Our DSO remained the same at 61 days, which reflects higher sales to customers with terms greater than or equal to net 60 days in both periods.

Financing Segment: In the three months ended June 30, 2021, our financing segment provided $0.8 million from operating activities, primarily due to earnings offset by decreases in accounts payable-trade. In the three months ended June 30, 2020, our financing segment used $4.8 million from operating activities, primarily due to changes in financing receivables net of $24.7 million.

Cash flows related to investing activities. In the three months ended June 30, 2021, we used $6.2 million from investing activities, consisting of $7.0 million for purchases of property, equipment and operating lease equipment offset by $0.8 million of proceeds from the sale of property, equipment, and operating lease equipment. In the three months ended June 30, 2020, we used $2.2 million from investing activities, consisting of $2.3 million for purchases of property, equipment and operating lease equipment offset by $0.1 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities. In the three months ended June 30, 2021, cash provided by financing activities was $35.5 million consisting of net borrowings on the floor plan component of our credit facility of $40.9 million partially offset by net repayments of non-recourse and recourse notes payable of $1.6 million, and $3.8 million in cash used to repurchase outstanding shares of our common stock. In the three months ended June 30, 2020, cash provided by financing activities was $54.0 million consisting of net borrowings of non-recourse and recourse notes payable of $8.5 million, net borrowings on floor plan facility of $48.3 million, and offset by $2.7 million in repurchase of common stock.

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

Credit facility — Technology segment

Within our technology segment, ePlus Technology, inc. and certain of its subsidiaries finance their operations, in addition to funds generated from operations, with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component.

The WFCDF credit facility has an aggregate limit for the two components, except during a temporary uplift, of $275 million. We may elect to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods shall not exceed 150 days in the aggregate in any calendar year. Additionally, the WFCDF credit facility has a limit on the accounts receivable component of $100 million. WFCDF charges us an interest rate equal to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%).

As of June 30, 2021, the limit of the two components of the credit facility was $275 million. On July 2, 2021, we elected to temporarily increase the aggregate limit to $350 million.

The WFCDF credit facility is secured by the assets of ePlus Technology, inc. and certain of its subsidiaries. Additionally, the credit facility requires a guaranty of $10.5 million by ePlus inc.

The credit facility restricts the ability of ePlus Technology, inc. and certain of its subsidiaries to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2021, and March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility requires that financial statements of ePlus Technology, inc. and certain of its subsidiaries be provided within 45 days of each quarter and 90 days of each fiscal year end and requires that other operational reports be provided on a regular basis. Either party may terminate with 90 days’ advance written notice.

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

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at June 30, 2021	Balance as of June 30, 2021	Maximum Credit Limit at March 31, 2021	Balance as of March 31, 2021
$275,000	$139,574	$275,000	$98,653

Accounts Receivable Component. ePlus Technology, inc. and certain of its subsidiaries have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is presented as part of as recourse notes payable- current on our consolidated balance sheets. Our borrowings and repayments under the accounts receivable component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

We did not have any outstanding balance under the accounts receivable component of the WFCDF as of either the period ended June 30, 2021, or March 31, 2021. The maximum credit limit under this facility was $100.0 million.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of June 30, 2021, we were not involved in any unconsolidated special purpose entity transactions.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our credit facility will be terminated by the lender or us. Additionally, while our lending partners in our financing segment have become more discerning in their approval processes, we currently have funding resources available for our transactions.

Inflation

For the periods presented herein, inflation has not had a material effect on our results of operations. In the most recent quarter, we have experienced some increases in prices from our suppliers as well as rising wages. We generally have been able to pass along these price increases to our customers. There can be no assurances, however, that inflation would not have a material impact on our sales or operating costs in the future.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF facility bear interest at a market-based variable rate. As of June 30, 2021, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Note 9, “Commitment and Contingencies” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements".

Item 1A.	Risk Factors

Our risk factors are disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Updates to our risk factors due to recent events are provided below.

Supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling orders, resulting in an adverse impact on our financial results.

We depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. At present, there is a worldwide shortage of certain IT products resulting from shortages in semiconductors and other components of those products. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, the costs of products, and our ability to meet customer demands. As a result of longer lead times, some sales to customers have been deferred. We believe extended lead times will likely persist for at least the next few quarters. If we are unable to mitigate these disruptions, our financial results may be adversely impacted. As a result of the worldwide shortage of certain IT products, we have experienced some increases in prices from our suppliers. Additionally, we have experienced an increase in wages. If we are unable to pass along these prices increases to customers, our financial results may be adversely impacted. We provide certain professional and managed services under fixed price contracts. If we fail to accurately estimate our costs, including due to inflation, the profitability of our contracts may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our total purchases of 45,344 shares of ePlus inc. common stock during the three months ended June 30, 2021, including a total of 17,629 shares purchased as part of the publicly announced share repurchase plans or programs.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	-	$-	-	440,899	(2)
May 1, 2021 through May 27, 2021	999	$100.80	-	440,899	(3)
May 28, 2021 through May 31, 2021	-	$-	-	500,000	(4)
June 1, 2021 through June 30, 2021	44,345	$90.42	17,629	482,371	(5)

(1)
All shares acquired were in open-market purchases, except for 27,715 shares, out of which 999 were repurchased in May 2021 and 26,716 in June 2021 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of April 30, 2021, the remaining authorized shares to be purchased were 440,899.

(3)	As of May 27, 2021, the authorization under the then-existing share repurchase plan expired.
(4)
On March 18, 2021, the board of directors authorized the company to repurchase up to 500,000 shares of our outstanding common stock commencing on May 28, 2021, and continuing to May 27, 2022. As of May 31, 2021, the remaining authorized shares to be purchased were 500,000.

(5)
The share purchase authorization in place for the month ended June 30, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of June 30, 2021, the remaining authorized shares to be purchased were 482,371.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

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

ePlus inc.

Date: August 4, 2021	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2021	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)