Form 10-Q
period 2021-09-30
EPLUS INC
filed 2021-11-09
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 5, 2021, was 13,508,469.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$56,950	$129,562
Accounts receivable—trade, net	457,308	391,567
Accounts receivable—other, net	57,346	41,053
Inventories	134,514	69,963
Financing receivables—net, current	80,082	106,272
Deferred costs	30,691	28,201
Other current assets	12,675	10,976
Total current assets	829,566	777,594

Financing receivables and operating leases—net	105,855	90,165
Deferred tax asset—net	1,469	1,468
Property, equipment and other assets	43,895	42,289
Goodwill	126,596	126,645
Other intangible assets—net	32,564	38,614
TOTAL ASSETS	$1,139,945	$1,076,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$121,263	$165,162
Accounts payable—floor plan	145,880	98,653
Salaries and commissions payable	36,382	36,839
Deferred revenue	82,937	72,802
Recourse notes payable—current	35,548	5,450
Non-recourse notes payable—current	21,083	50,397
Other current liabilities	32,532	30,061
Total current liabilities	475,625	459,364

Recourse notes payable - long-term	9,360	12,658
Non-recourse notes payable - long-term	4,315	5,664
Other liabilities	37,042	36,679
TOTAL LIABILITIES	526,342	514,365

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 25,000 shares authorized; 13,510 outstanding at September 30, 2021 and 13,503 outstanding at March 31, 2021	146	145
Additional paid-in capital	155,941	152,366
Treasury stock, at cost, 1,070 shares at September 30, 2021 and 993 shares at March 31, 2021	(82,246)	(75,372)
Retained earnings	539,547	484,616
Accumulated other comprehensive income—foreign currency translation adjustment	215	655
Total Stockholders’ Equity	613,603	562,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,139,945	$1,076,775

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	2021	2020

Net sales
Product	$397,160	$383,656	$758,217	$690,896
Services	60,857	49,425	116,449	97,216
Total	458,017	433,081	874,666	788,112
Cost of sales
Product	297,629	302,963	574,856	529,597
Services	37,386	31,156	71,296	60,996
Total	335,015	334,119	646,152	590,593
Gross profit	123,002	98,962	228,514	197,519

Selling, general, and administrative	74,504	66,889	143,279	136,356
Depreciation and amortization	3,853	3,341	7,779	6,857
Interest and financing costs	342	247	701	824
Operating expenses	78,699	70,477	151,759	144,037

Operating income	44,303	28,485	76,755	53,482

Other income (expense)	(325)	184	(202)	282

Earnings before tax	43,978	28,669	76,553	53,764

Provision for income taxes	12,565	8,823	21,622	16,558

Net earnings	$31,413	$19,846	$54,931	$37,206

Net earnings per common share—basic	$2.36	$1.48	$4.12	$2.79
Net earnings per common share—diluted	$2.34	$1.48	$4.09	$2.78

Weighted average common shares outstanding—basic	13,332	13,372	13,333	13,347
Weighted average common shares outstanding—diluted	13,432	13,391	13,431	13,394

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

NET EARNINGS	$31,413	$19,846	$54,931	$37,206

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(506)	520	(440)	557

Other comprehensive income	(506)	520	(440)	557

TOTAL COMPREHENSIVE INCOME	$30,907	$20,366	$54,491	$37,763

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$54,931	$37,206

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,044	9,460
Provision for credit losses	98	1,766
Share-based compensation expense	3,575	3,648
Deferred taxes	(1)	1,032
Payments from lessees directly to lenders—operating leases	(32)	(13)
Gain on disposal of property, equipment, and operaing lease equipment	(525)	(278)
Changes in:
Accounts receivable	(85,463)	1,755
Inventories-net	(64,661)	(23,381)
Financing receivables—net	(18,019)	(54,386)
Deferred costs and other assets	(6,115)	(1,052)
Accounts payable-trade	(43,375)	21,717
Salaries and commissions payable, deferred revenue, and other liabilities	12,539	10,934
Net cash provided by (used in) operating activities	(135,004)	8,408

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	2,553	456
Purchases of property, equipment and operating lease equipment	(16,243)	(3,267)
Net cash used in investing activities	(13,690)	(2,811)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	64,815	23,613
Repayments of non-recourse and recourse notes payable	(29,386)	(40,529)
Repurchase of common stock	(6,874)	(4,487)
Repayments of financing of acquisitions	-	(421)
Net borrowings (repayments) on floor plan facility	47,227	91,554
Net cash provided by financing activities	75,782	69,730

Effect of exchange rate changes on cash	300	(477)

Net increase (decrease) in cash and cash equivalents	(72,612)	74,850

Cash and cash equivalents, beginning of period	129,562	86,231

Cash and cash equivalents, end of period	$56,950	$161,081

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$683	$739
Cash paid for income taxes	$24,511	$12,348
Cash paid for amounts included in the measurement of lease liabilities	$2,280	$2,975

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$100	$-
Purchases of property, equipment, and operating lease equipment	$(2,386)	$(393)
Borrowing of non-recourse and recourse notes payable	$41,195	$35,780
Repayments of non-recourse and recourse notes payable	$(32)	$(13)
Vesting of share-based compensation	$8,398	$7,916
New operating lease assets obtained in exchange for lease obligations	$1,070	$774

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	13,503	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	78	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(45)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66

Balance, June 30, 2021	13,536	$146	$154,101	$(79,483)	$508,134	$721	$583,619
Issuance of restricted stock awards	6	-	-	-	-	-	-
Share-based compensation	-	-	1,840	-	-	-	1,840
Repurchase of common stock	(32)	-	-	(2,763)	-	-	(2,763)
Net earnings	-	-	-	-	31,413	-	31,413
Foreign currency translation adjustment	-	-	-	-	-	(506)	(506)

Balance, September 30, 2021	13,510	$146	$155,941	$(82,246)	$539,547	$215	$613,603

	Six Months Ended September 30, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	13,500	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	91	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(38)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	13,553	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725
Issuance of restricted stock awards	8	-	-	-	-	-	-
Share-based compensation	-	-	1,763	-	-	-	1,763
Repurchase of common stock	(24)	-	-	(1,784)	-	-	(1,784)
Net earnings	-	-	-	-	19,846	-	19,846
Foreign currency translation adjustment	-	-	-	-	-	520	520

Balance, September 30, 2020	13,537	$145	$148,845	$(72,911)	$447,425	$(434)	$523,070

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the six months ended September 30, 2021, and 2020, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the six months ended September 30, 2021, and 2020 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2022, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2021 (“2021 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 40% and 41% of our technology segment’s net sales for the three months ended September 30, 2021, and 2020, respectively, and 41% and 40% of our technology segment’s net sales for the six months ended September 30, 2021, and 2020, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2021.

2.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $53.8 million and $54.6 million of receivables from contracts with customers included within financing receivables as of September 30, 2021, and March 31, 2021, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	September 30, 2021	March 31, 2021
Current (included in deferred revenue)	$82,184	$72,299
Non-current (included in other liabilities)	$27,813	$26,042

Revenue recognized from the beginning contract liability balance was $14.6 million and $36.1 million for the three and six months ended September 30, 2021, respectively, and $11.3 million and $26.9 million for the three and six months ended September 30, 2020, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2022	$26,309
Year ending March 31, 2023	24,656
Year ending March 31, 2024	12,595
Year ending March 31, 2025	2,920
Year ending March 31, 2026 and thereafter	1,467
Total remaining performance obligations	$67,947

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

3.	FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist primarily of leases of IT and communication equipment and notes receivable from financing customer purchases of third-party software, maintenance, and services. Our leases often include elections for the lessee to purchase the underlying asset at the end of the lease term. Often, our leases provide the lessee a bargain purchase option.

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and six months ended September 30, 2021, and 2020 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Net sales	$5,962	$7,655	$9,779	$17,818
Cost of sales	4,926	5,402	8,291	10,729
Gross profit	$1,036	$2,253	$1,488	$7,089

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2021, and 2020 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Interest income on sales-type leases	$1,000	$1,884	$2,290	$4,103
Lease income on operating leases	$6,634	$3,900	$11,844	$7,738

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

September 30, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$104,066	$54,261	$158,327
Unguaranteed residual value (1)	-	13,411	13,411
Initial direct costs, net of amortization	271	-	271
Unearned income	-	(7,095)	(7,095)
Allowance for credit losses (2)	(1,687)	(672)	(2,359)
Total, net	$102,650	$59,905	$162,555
Reported as:
Current	$55,928	$24,154	$80,082
Long-term	46,722	35,751	82,473
Total, net	$102,650	$59,905	$162,555

(1)	Includes unguaranteed residual values of $8,081 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

March 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$112,641	$68,393	$181,034
Unguaranteed residual value (1)	-	14,876	14,876
Initial direct costs, net of amortization	425	-	425
Unearned income	-	(8,393)	(8,393)
Allowance for credit losses (2)	(1,212)	(1,171)	(2,383)
Total, net	$111,854	$73,705	$185,559
Reported as:
Current	$73,175	$33,097	$106,272
Long-term	38,679	40,608	79,287
Total, net	$111,854	$73,705	$185,559

(1)	Includes unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2021	March 31, 2021
Cost of equipment under operating leases	$34,082	$18,748
Accumulated depreciation	(10,700)	(7,870)
Investment in operating lease equipment—net (1)	$23,382	$10,878

(1)	Amounts include estimated unguaranteed residual values of $4.6 million and $2.5 million as of September 30, 2021, and March 31, 2021, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of  September 30, 2021, and March 31, 2021, we had financing receivables of $22.6 million and $60.5 million, respectively, and operating leases of $8.1 million and $3.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, ‘'Credit Facility and Notes Payable.'’

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2021, and 2020, we recognized net gains of $10.1 million and $4.5 million, respectively, and total proceeds from these sales were $615.0 million and $118.5 million, respectively. For the year to date periods ended September 30, 2021, and 2020, we recognized net gains of $13.3 million and $7.0 million, respectively, and total proceeds from these sales were $690.3 million and $191.7 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of September 30, 2021, and March 31, 2021, we had deferred revenue of $0.5 million and $0.3 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of September 30, 2021, the total potential payments that could result from these indemnities is immaterial.

4.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense of $1.3 million as part of selling, general and administrative expenses for the three months ended September 30, 2021, and $1.5 million for the three months ending September 30, 2020, and $2.6 million and $3.1 million for the six months ended September 30, 2021, and 2020, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2021 (in thousands):

	Six months ended September 30, 2021
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,318	$(8,673)	$126,645
Foreign currency translations	(49)	-	(49)
Ending balance	$135,269	$(8,673)	$126,596

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of September 30, 2021, relates to our technology segment, which we also determined to be one reporting unit. The change in our goodwill balance during the six months ended September 30, 2021, is due solely to foreign currency translation.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on September 30, 2021, and March 31, 2021 (in thousands):

	September 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,281	$(47,424)	$29,857	$77,335	$(42,115)	$35,220
Capitalized software development	10,491	(7,784)	2,707	10,553	(7,159)	3,394
Total	$87,772	$(55,208)	$32,564	$87,888	$(49,274)	$38,614

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $3.0 million and $2.5 million for the three months ended September 30, 2021, and September 30, 2020, respectively, and $6.0 million and $5.0 million for the six months ended September 30, 2021, and 2020, respectively.

6.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the six months ended September 30, 2021, and 2020 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	116	479	(497)	98
Write-offs and other	(64)	(4)	(2)	(70)
Balance September 30, 2021	$2,116	$1,687	$672	$4,475

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	576	566	624	1,766
Write-offs and other	(27)	(27)	(7)	(61)
Balance September 30, 2020	$2,330	$1,337	$1,227	$4,894

The following table provides the amortized cost basis of our financing receivables by credit quality rating “CQR” and by credit origination year as of September 30, 2021 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure
Notes receivable:
High CQR	$38,015	$42,542	$2,256	$517	$226	$10	$83,566	$(35,004)	$48,562
Average CQR	12,933	4,794	2,104	342	3	-	20,176	(2,655)	17,521
Low CQR	-	-	-	324	-	-	324	-	324
Total	$50,948	$47,336	$4,360	$1,183	$229	$10	$104,066	$(37,659)	$66,407

Lease receivables:
High CQR	$12,716	$10,504	$4,253	$1,424	$168	$48	$29,113	$(6,911)	$22,202
Average CQR	8,906	9,261	2,266	233	141	22	20,829	(5,641)	15,188
Low CQR	1,497	1,057	-	-	-	-	2,554	-	2,554
Total	$23,119	$20,822	$6,519	$1,657	$309	$70	$52,496	$(12,552)	$39,944

Total amortized cost (1)	$74,067	$68,158	$10,879	$2,840	$538	$80	$156,562	$(50,211)	$106,351

(1)
Unguaranteed residual values of $8,081 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $271 thousand are excluded from amortized cost.

(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

We evaluate our customers using an internally assigned CQR:

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

The following table provides an aging analysis of our financing receivables as of September 30, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$653	$1,658	$713	$3,024	$6,737	$9,761	$94,305	$104,066
Lease receivables	323	493	726	1,542	2,480	4,022	48,474	52,496
Total	$976	$2,151	$1,439	$4,566	$9,217	$13,783	$142,779	$156,562

The following table provides an aging analysis of our financing receivables as of March 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$648	$910	$673	$2,231	$3,240	$5,471	$107,170	$112,641
Lease receivables	804	132	643	1,579	2,566	4,145	61,278	65,423
Total	$1,452	$1,042	$1,316	$3,810	$5,806	$9,616	$168,448	$178,064

Our financial assets on nonaccrual status were not significant as of September 30, 2021, and March 31, 2021.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	September 30, 2021	March 31, 2021
Other current assets:
Deposits & funds held in escrow	$453	$759
Prepaid assets	11,703	9,939
Other	519	278
Total	$12,675	$10,976

Property, equipment and other assets
Property and equipment, net	$7,368	$7,388
Deferred costs - non-current	19,770	19,063
Right-of-use assets	7,562	8,763
Other	9,195	7,075
Total	$43,895	$42,289

Other current liabilities:
Accrued expenses	$13,856	$13,598
Accrued income taxes payable	2,146	4,439
Short-term lease liability	3,835	3,934
Other	12,695	8,090
Total	$32,532	$30,061

Other liabilities:
Deferred revenue - non-current	$28,174	$26,309
Long-term lease liability	3,816	5,040
Other	5,052	5,330
Total	$37,042	$36,679

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	CREDIT FACILITY AND NOTES PAYABLE

CREDIT FACILITY

Throughout the current fiscal year and until October 12, 2021, ePlus Technology, inc. and certain of its subsidiaries (the “Borrowers”), which are part of our technology segment, financed their operations, in addition to funds generated from operations, with a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). This facility provided short-term capital for our technology segment. There were two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

Under the WFCDF credit facility, there was an aggregate limit for the two components, except during a temporary uplift, of $275 million. We could elect to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods not exceed 150 days in the aggregate in any calendar year. Additionally, the WFCDF credit facility had a limit on the accounts receivable component of $100 million. WFCDF charged us an interest rate equal to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%).

As of September 30, 2021, the limit of the two components of the credit facility was $350 million as result of our election to temporarily uplift the aggregate limit.

Our borrowing availability under the credit facility varied, based upon the value of the receivables and inventory of the Borrowers. We had outstanding balances of $145.9 million and $98.7 million under the floor plan component as of September 30, 2021, and March 31, 2021, respectively. This component is presented as part of as accounts payable – floorplan. Under the accounts receivable component, we had $29 million as of September 30, 2021 and no outstanding balance as of March 31, 2021. This component is presented as part of recourse notes payable – current. The fair value of the outstanding balances under the WFCDF credit facility were approximately equal to their carrying value as of September 30, 2021, and March 31, 2021.

The WFCDF credit facility was secured by the assets of the Borrowers. Additionally, the credit facility required a guaranty of $10.5 million by ePlus inc.

The WFCDF credit facility restricted the ability of the Borrowers to pay dividends to ePlus inc. unless their available borrowing met certain thresholds. As of September 30, 2021, and March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility required that financial statements of the Borrowers be provided within 45 days of each quarter and 90 days of each fiscal year end and required that other operational reports be provided on a regular basis. Either party could terminate with 90 days’ written notice.

On October 13, 2021, we entered into a First Amended and Restated Credit Agreement by and among the Borrowers, WFCDF, as administrative agent thereunder, various banks and other financial institutions (including WFCDF) who are parties thereto as lenders (collectively, the “Lenders”) and others, pursuant to which, among other things, the Lenders established for the benefit of the Borrowers a discretionary senior secured floorplan facility in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

The loss of the 2021 Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of September 30, 2021, we had $44.9 million in recourse borrowings which includes $29.0 million outstanding under our revolving credit facility with WFCDF, and $15.9 million arising from one installment payment arrangement. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments to calculate our payable balance using an interest rate of 3.50% as of both September 30, 2021, and March 31, 2021.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of September 30, 2021, and March 31, 2021, we had $25.4 million and $56.1 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due monthly in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.59% and 3.35%, as of September 30, 2021, and March 31, 2021, respectively.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2021, and 2020, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Net earnings attributable to common shareholders - basic and diluted	$31,413	$19,846	$54,931	$37,206

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	13,332	13,372	13,333	13,347
Effect of dilutive shares	100	19	98	47
Weighted average shares common outstanding — diluted	13,432	13,391	13,431	13,394

Earnings per common share - basic	$2.36	$1.48	$4.12	$2.79

Earnings per common share - diluted	$2.34	$1.48	$4.09	$2.78

STOCK SPLIT

On November 9, 2021, our Board of Directors declared a two-for-one stock split effected in the form of a stock dividend. The stock split will be in the form of a 100 percent stock dividend payable on December 13, 2021, to shareholders of record at the close of business on November 29, 2021. We expect that our common stock will begin trading at the split-adjusted price on December 14, 2021.

All references made to share or per share amounts in the accompanying unaudited consolidated financial statements and applicable disclosures herein, other than the table immediately below, are presented on a pre-split basis. The following table provides pro forma earnings per share, giving retroactive effect to the stock split (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share:
Basic - pro forma	1.18	0.74	2.06	1.39
Diluted - pro forma	1.17	0.74	2.04	1.39

Weighted average common shares outstanding:
Basic - pro forma	26,664	26,744	26,666	26,694
Diluted - pro forma	26,864	26,782	26,862	26,788

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

During the six months ended September 30, 2021, we purchased 49,028 shares of our outstanding common stock at a value of $4.3 million under the share repurchase plan; we also purchased 27,715 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2020, we purchased 24,318 shares of our outstanding common stock at a value of $1.8 million under the share repurchase plan; we also purchased 37,640 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

ePlus’ 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”) was approved by our shareholders on September 16, 2021. The 2021 Employee LTIP is effective October 1, 2021 and replaces the ePlus inc. 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), as approved by our stockholders on September 13, 2012. Beginning October 1, 2021, no further shares will be granted under the 2012 Employee LTIP.
As of September 30, 2021, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) 2012 Employee LTIP.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the six months ended September 30, 2021, we granted 6,393 shares under the 2017 Director LTIP, and 77,861 restricted shares under the 2012 Employee LTIP. For the six months ended September 30, 2020, we granted 9,309 shares under the 2017 Director LTIP, and 89,873 restricted shares under the 2012 Employee LTIP. A summary of the grants is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2021	183,378	$74.97
Granted	84,254	$92.99
Vested	(92,093)	$78.12
Nonvested September 30, 2021	175,539	$82.00

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we purchased enough shares due to participants to satisfy the minimum tax withholding requirements on employee stock awards. For the six months ended September 30, 2021, we withheld 27,715 shares of common stock at a value of $2.6 million, which was included in treasury stock.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. Share-based compensation expense for both the three and six months ended September 30, 2021, and 2020, were $1.8 million and $3.6 million, respectively. Unrecognized compensation expense related to non-vested restricted stock was $12.4 million as of September 30, 2021, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense for the plan for the three months ended September 30, 2021, and 2020, was $1.0 million and $0.7 million, respectively. For the six months ended September 30, 2021, and 2020, our estimated contribution expense for the plan was $1.8 million and $1.4 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of September 30, 2021, and September 30, 2020. We had no additions or reductions to our gross unrecognized tax benefits during the six months ended September 30, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities in accordance with Codification Topic 820, Fair Value Measurement and Disclosure. The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2021, and March 31, 2021 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets:
Money market funds	$136	$136	$-	$-

March 31, 2021
Assets:
Money market funds	$45,134	$45,134	$-	$-

15.	BUSINESS COMBINATIONS

SYSTEMS MANAGEMENT PLANNING, INC. (SMP)

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

Our reportable segment information for the three-and six-month periods ended September 30, 2021, and 2020 are summarized in the following table (in thousands):

	Three Months Ended
	September 30, 2021			September 30, 2020
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$375,444	$21,716	$397,160	$369,934	$13,722	$383,656
Service	60,857	-	60,857	49,425	-	49,425
Net sales	436,301	21,716	458,017	419,359	13,722	433,081

Cost of Sales
Product	293,837	3,792	297,629	301,006	1,957	302,963
Service	37,386	-	37,386	31,156	-	31,156
Total cost of sales	331,223	3,792	335,015	332,162	1,957	334,119

Gross Profit	105,078	17,924	123,002	87,197	11,765	98,962

Selling, general, and administrative	70,803	3,701	74,504	62,586	4,303	66,889
Depreciation and amortization	3,825	28	3,853	3,313	28	3,341
Interest and financing costs	199	143	342	1	246	247
Operating expenses	74,827	3,872	78,699	65,900	4,577	70,477

Operating income	30,251	14,052	44,303	21,297	7,188	28,485

Other income (expense)			(325)			184

Earnings before tax			$43,978			$28,669

Net Sales
Contracts with customers	$430,339	$1,776	$432,115	$412,357	$1,028	$413,385
Financing and other	5,962	19,940	25,902	7,002	12,694	19,696
Net Sales	$436,301	$21,716	$458,017	$419,359	$13,722	$433,081

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$4,074	$1,888	$5,962	$3,499	$1,182	$4,681
Purchases of property, equipment and operating lease equipment	$948	$8,301	$9,249	$990	$-	$990

Selected Financial Data - Balance Sheet

Total assets	$902,070	$237,875	$1,139,945	$812,633	$226,078	$1,038,711

	Six Months Ended
	September 30, 2021			September 30, 2020
	Technology	Financing	Total	Technology	Financing	Total

Sales
Product	$720,210	$38,007	$758,217	$663,367	$27,529	$690,896
Service	116,449	-	116,449	97,216	-	97,216
Net sales	836,659	38,007	874,666	760,583	27,529	788,112

Cost of Sales
Product	564,852	10,004	574,856	525,549	4,048	529,597
Service	71,296	-	71,296	60,996	-	60,996
Total cost of sales	636,148	10,004	646,152	586,545	4,048	590,593

Gross Profit	200,511	28,003	228,514	174,038	23,481	197,519

Selling, general, and administrative	136,956	6,323	143,279	128,142	8,214	136,356
Depreciation and amortization	7,723	56	7,779	6,801	56	6,857
Interest and financing costs	358	343	701	266	558	824
Operating expenses	145,037	6,722	151,759	135,209	8,828	144,037

Operating income	55,474	21,281	76,755	38,829	14,653	53,482

Other income (expense)			(202)			282

Earnings before tax			$76,553			$53,764

Net Sales
Contracts with customers	$826,880	$7,194	$834,074	$746,344	$1,988	$748,332
Financing and other	9,779	30,813	40,592	14,239	25,541	39,780
Net Sales	$836,659	$38,007	$874,666	$760,583	$27,529	$788,112

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$8,177	$3,867	$12,044	$7,133	$2,327	$9,460
Purchases of property, equipment and operating lease equipment	$2,255	$13,988	$16,243	$3,101	$166	$3,267

Selected Financial Data - Balance Sheet

Total assets	$902,070	$237,875	$1,139,945	$812,633	$226,078	$1,038,711

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three and six month periods ended September 30, 2021, and 2020 in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Customer end market:
Telecom, Media & Entertainment	$115,784	$96,927	$227,976	$153,579
Technology	53,752	76,321	122,892	146,288
State and local government and educational institutions	68,662	76,492	134,077	147,055
Healthcare	88,237	59,252	142,925	105,788
Financial Services	37,036	46,732	67,047	94,153
All others	72,830	63,635	141,742	113,720
Net sales	436,301	419,359	836,659	760,583

Less: Revenue from financing and other	(5,962)	(7,002)	(9,779)	(14,239)

Revenue from contracts with customers	$430,339	$412,357	$826,880	$746,344

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Vendor
Cisco Systems	$174,072	$173,166	$340,974	$301,098
Dell / EMC	43,498	15,349	69,838	46,430
Juniper Networks	18,438	24,716	43,152	38,295
HP Inc. & HPE	14,038	16,395	31,240	33,433
Arista Networks	8,047	13,443	19,545	20,263
NetApp	29,536	9,914	39,993	25,335
All others	148,672	166,376	291,917	295,729
Net sales	436,301	419,359	836,659	760,583

Less: Revenue from financing and other	(5,962)	(7,002)	(9,779)	(14,239)

Revenue from contracts with customers	$430,339	$412,357	$826,880	$746,344

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement. Our revenues from contracts with customers within our financing segment consist entirely of proceeds from the sale of off-lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2021 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounts for 96% of our net sales, and 72% of our operating income, while our financing segment accounts for 4% of our net sales, and 28% of our operating income, for the six months ended September 30, 2021.

BUSINESS TRENDS

COVID-19 pandemic update: The novel coronavirus (“COVID-19”) pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and local governments and public health authorities have required and may in the future require measures to contain the virus, including vaccine mandates, social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, safety-related modifications to workplaces, supply chain logistical changes, and closure of non-essential businesses.

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

Our account relationship teams are actively engaging with our customers, to ensure they have the support needed in adjusting to changes in the business environment and government directives. Also, we are working closely with our vendor partners to address varying impacts on their supply chains, which have been impacted by materials shortages.

We continue to execute against and adjust our business continuity plans to maximize our ability to support our employees and customers in concert with our vendor partners. We have an internal resource page to support specific customer inquiries from security to collaboration to financing options. We remain committed to driving positive business outcomes.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic including the impact of variants; governmental, business, and individuals’ actions in response to the pandemic; the efficacy of vaccines and boosters, the duration of the vaccination distribution, the willingness of people to be inoculated, and potential vaccine mandates; and the impact on economic activity including the possibility of recession, inflation, or financial market instability. These factors may adversely impact business and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

Supply constraints: A worldwide shortage of certain IT products is resulting from, among other things, shortages in semiconductors and other components of those products. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, the costs of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely persist for at least the next few quarters.

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

Our key business metrics for the three- and six-month periods ended September 30, 2021, and 2020 are summarized in the following tables (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2021	2020	2021	2020
Net sales	$458,017	$433,081	$874,666	$788,112

Gross profit	$123,002	$98,962	$228,514	$197,519
Gross margin	26.9%	22.9%	26.1%	25.1%
Operating income margin	9.7%	6.6%	8.8%	6.8%

Net earnings	$31,413	$19,846	$54,931	$37,206
Net earnings margin	6.9%	4.6%	6.3%	4.7%
Net earnings per common share - diluted	$2.34	$1.48	$4.09	$2.78

Non-GAAP: Net earnings (1)	$34,806	$22,470	$61,159	$42,677
Non-GAAP: Net earnings per common share - diluted (1)	$2.59	$1.68	$4.55	$3.19

Adjusted EBITDA (2)	$50,195	$33,561	$88,467	$64,275
Adjusted EBITDA margin	11.0%	7.7%	10.1%	8.2%

Purchases of property and equipment used internally	$948	$990	$2,255	$3,101
Purchases of equipment under operating leases	8,301	-	13,988	166
Total capital expenditures	$9,249	$990	$16,243	$3,267

Technology Segment
Net sales	$436,301	$419,359	$836,659	$760,583
Adjusted gross billings (3)	$664,124	$601,064	$1,297,131	$1,147,458

Gross profit	$105,078	$87,197	$200,511	$174,038
Gross margin	24.1%	20.8%	24.0%	22.9%

Operating income	$30,251	$21,297	$55,474	$38,829
Adjusted EBITDA (2)	$36,059	$26,275	$67,017	$49,436

Financing Segment
Net sales	$21,716	$13,722	$38,007	$27,529

Gross profit	$17,924	$11,765	$28,003	$23,481

Operating income	$14,052	$7,188	$21,281	$14,653
Adjusted EBITDA (2)	$14,136	$7,286	$21,450	$14,839

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
GAAP: Earnings before tax	$43,978	$28,669	$76,553	$53,764
Share based compensation	1,840	1,764	3,575	3,671
Acquisition and integration expense	-	(30)	-	(1)
Acquisition related amortization expense	2,661	2,172	5,357	4,400
Other (income) expense	325	(184)	202	(282)
Non-GAAP: Earnings before provision for income taxes	48,804	32,391	85,687	61,552

GAAP: Provision for income taxes	12,565	8,823	21,622	16,558
Share based compensation	528	541	1,024	1,128
Acquisition and integration expense	-	(9)	-	-
Acquisition related amortization expense	750	648	1,507	1,315
Other (income) expense	93	(56)	58	(86)
Tax benefit (expense) on restricted stock	62	(26)	317	(40)
Non-GAAP: Provision for income taxes	13,998	9,921	24,528	18,875

Non-GAAP: Net earnings	$34,806	$22,470	$61,159	$42,677

GAAP: Net earnings per common share - diluted	$2.34	$1.48	$4.09	$2.78

Non-GAAP: Net earnings per common share - diluted	$2.59	$1.68	$4.55	$3.19

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
GAAP: Net earnings per common share - diluted	$2.34	$1.48	$4.09	$2.78

Share based compensation	0.09	0.09	0.18	0.19
Acquisition related amortization expense	0.14	0.11	0.29	0.23
Other (income) expense	0.02	-	0.01	(0.01)
Tax benefit (expense) on restricted stock	-	-	(0.02)	-
Total non-GAAP adjustments - net of tax	0.25	0.20	0.46	0.41

Non-GAAP: Net earnings per common share - diluted	$2.59	$1.68	$4.55	$3.19

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

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2021	2020	2021	2020
Net earnings	$31,413	$19,846	$54,931	$37,206
Provision for income taxes	12,565	8,823	21,622	16,558
Share based compensation	1,840	1,764	3,575	3,671
Interest and financing costs	199	1	358	266
Acquisition and integration expense	-	(30)	-	(1)
Depreciation and amortization	3,853	3,341	7,779	6,857
Other income (expense)	325	(184)	202	(282)
Adjusted EBITDA	$50,195	$33,561	$88,467	$64,275

Technology Segment
Operating income	$30,251	$21,297	$55,474	$38,829
Depreciation and amortization	3,825	3,313	7,723	6,801
Share based compensation	1,784	1,694	3,462	3,541
Interest and financing costs	199	1	358	266
Acquisition and integration expense	-	(30)	-	(1)
Adjusted EBITDA	$36,059	$26,275	$67,017	$49,436

Financing Segment
Operating income	$14,052	$7,188	$21,281	$14,653
Depreciation and amortization	28	28	56	56
Share based compensation	56	70	113	130
Adjusted EBITDA	$14,136	$7,286	$21,450	$14,839

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Technology segment net sales	$436,301	$419,359	$836,659	$760,583
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	227,823	181,705	460,472	$386,875
Adjusted gross billings	$664,124	$601,064	$1,297,131	$1,147,458

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

CONSOLIDATED RESULTS OF OPERATIONS

During the three months ended September 30, 2021, net sales increased 5.8%, or $24.9 million, to $458.0 million, as compared to $433.1 million for the same period in the prior year. Product sales for the three months ended September 30, 2021, increased 3.5% to $397.2 million, an increase of $13.5 million from $383.7 million for the same period in the prior year, due to increased demand from our technology segment customers as well as higher financing revenue. Service sales during the three months ended September 30, 2021, increased 23.1% to $60.9 million, an increase of $11.4 million over prior year services sales of $49.4 million due to increases in both managed services and professional services. In the technology segment, we saw increases in net sales from customers in the healthcare, telecom, media and entertainment, and smaller other categories of customers, which was partially offset by decreases in net sales from customers in technology, financial services and SLED, during the three months ended September 30, 2021, compared to the same period in the prior year.

For the six months ended September 30, 2021, net sales increased 11.0%, or $86.6 million, to $874.7 million, compared to $788.1 million in the same period in the prior year. Product sales for the six months ended September 30, 2021, increased 9.7%, or $67.3 million, to $758.2 million, compared to $690.9 million in the same period in the prior year. Services sales during the six months ended September 30, 2021, increased 19.8%, or $19.2 million, to $116.4 million compared to prior year services sales of $97.2 million. The increase in net sales was due to increased demand from our customers in telecom, media and entertainment, healthcare and manufacturing markets, which were partially offset by decreases in demand from our customers in technology, financial services, SLED, and all other category of customers, during the six months ended September 30, 2021, compared to the prior year.

Adjusted gross billings increased 10.5%, or $63.1 million, to $664.1 million for the three months ended September 30, 2021, from $601.1 million for the same period in the prior year. There was an increase in adjusted gross billings from our customers in telecom, media and entertainment, healthcare, and financial services industries, which was partially offset by decreases in demand from our customers in SLED and technology. For the six months ended September 30, 2021, adjusted gross billings increased 13.0%, or $149.7 million, to $1,297.1 million, from $1,147.5 million for the same period in the prior year. The increase in adjusted gross billings is due, in part, to the Systems Management Planning, Inc. (“SMP”) acquisition as well as higher demand from our customers in telecom, media and entertainment, and healthcare, which was partially offset by decreases in demand from our customers in technology and SLED.

Consolidated gross profit for the three months ended September 30, 2021, increased $24.0 million, or 24.3%, to $123.0 million, compared with $99.0 million for the same period in the prior year. Consolidated gross margins were 26.9% for the three months ended September 30, 2021, which is an increase of 400 basis points compared to 22.9% for the same period in the prior year. The increase in margins was primarily due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, which was recognized on a net basis, as well as higher service revenue and service margin, and higher gross profit from our financing segment.

For the six months ended September 30, 2021, consolidated gross profit increased $31.0 million, or 15.7%, to $228.5 million, compared with $197.5 million for the same period in the prior year. Consolidated gross margins were 26.1% for the six months ended September 30, 2021, an increase of 100 basis points compared to 25.1% for the same period in the prior year. The increase in gross margin for the six-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, which is recognized on a net basis, as well as higher service revenue and service margins, and higher gross profit from our financing segment.

Our operating expenses for the three months ended September 30, 2021, increased $8.2 million, or 11.7%, to $78.7 million, as compared to $70.5 million for the prior year period. This increase is primarily due to an increase in variable compensation, salaries and benefits driven by increased headcount and higher general and administrative expense due to higher professional fees, software license and maintenance, and travel and entertainment expenses, as travel restrictions from COVID-19 have started to ease. As of September 30, 2021, we had 1,554 employees, an increase of 57 from 1,497 as of September 30, 2020. Our headcount is higher primarily due to the addition of 102 employees joining ePlus from our December 31, 2020, acquisition of SMP.

For the six months ended September 30, 2021, operating expenses increased $7.7 million, or 5.4%, to $151.8 million, as compared to $144.0 million in the same period in the prior year. The increase in operating expenses for the six months ended September 30, 2021, is due to an increase in variable compensation, salaries and benefits driven by increased headcount and higher general and administrative expense due to higher professional fees, software license and maintenance, and travel and entertainment expenses, as travel restrictions from COVID-19 have started to ease. These increases are partially offset by a decrease in our provision for credit losses.

Depreciation and amortization expense increased $0.5 million and $0.9 million for three and six months ended September 30, 2021, respectively, primarily due to our December 31, 2020, acquisition of SMP. Interest and financing costs increased $0.1 million for the three months ended September 30, 2021 and decreased $0.1 million for the six months ended September 30, 2021, primarily driven by the timing of borrowings from our credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”) offset by a decrease in interest and financing costs in our financing segment.

As a result, operating income for the three months ended September 30, 2021, increased $15.8 million, or 55.5%, to $44.3 million as compared to $28.5 million for the same period in the prior year. For the six months ended September 30, 2021, operating income increased $23.3 million, or 43.5%, to $76.8 million, as compared to $53.5 million for the same period in the prior year.

Consolidated net earnings for the three months ended September 30, 2021, were $31.4 million, an increase of 58.3%, or $11.6 million, over the prior year’s results, due to the increase in gross profit and offset by increased operating expenses and the provision for income taxes. For the six months ended September 30, 2021, the consolidated net earnings were $54.9 million, an increase of 47.6%, or $17.7 million, compared to the prior year’s results, due to the increase in revenues and gross profit mostly offset by an increase in operating expenses and the provision for income taxes.

Our effective tax rate for the three and six months ended September 30, 2021, was 28.6% and 28.2% respectively, compared with 30.8% for the same periods in the prior year. The change in our effective income tax rate was primarily due to an adjustment to the federal benefit from state taxes in the prior year period.

Adjusted EBITDA increased $16.6 million, or 49.6%, to $50.2 million and Adjusted EBITDA margin increased 330 basis points to 11.0% for the three months ended September 30, 2021, as compared to the prior year period of 7.7%. For the six months ended September 30, 2021, adjusted EBITDA increased $24.2 million, or 37.6%, to $88.5 million and the adjusted EBITDA margin increased 190 basis points to 10.1% as compared to the prior year period of 8.2%.

Diluted earnings per share increased 58.1%, or $0.86, to $2.34 per share for the three months ended September 30, 2021, as compared to $1.48 per share for the three months ended September 30, 2020. Non-GAAP diluted earnings per share increased 54.2%, or $0.91, to $2.59 for the three months ended September 30, 2021, as compared to $1.68 for the three months ended September 30, 2020. For the six months ended September 30, 2021, diluted earnings per share increased 47.1%, or $1.31, to $4.09 per share, as compared to $2.78 per share in the prior year period. Non-GAAP diluted earnings per share increased 42.6%, or $1.36, to $4.55 for the six months ended September 30, 2021, as compared to $3.19 for the six months ended September 30, 2020.

Cash and cash equivalents decreased by 56.0% to $57.0 million as of September 30, 2021, as compared to $129.6 million as of March 31, 2021, primarily due to increases in our accounts receivable and inventory and a decrease in accounts payable—trade, partially offset by net borrowings on the floor plan component of our credit facility. Additional uses of cash during the three months ended September 30, 2021, included cash paid of $6.9 million to repurchase outstanding shares of our common stock. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the ability to monetize our investment portfolio have provided sufficient liquidity for our business.

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

We expect to continue to expand by opening new offices and warehouses and by hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may reduce our results from operations. COVID-19 may negatively affect market demand, which will likely lower our financial results, and may adversely impact our ability to expand. We are uncertain as to the extent and duration of COVID-19’s impact to demand in the IT market for our products and services.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2021, compared to the three and six months ended September 30, 2020

TECHNOLOGY SEGMENT

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales
Product	$375,444	$369,934	$720,210	$663,367
Services	60,857	49,425	116,449	97,216
Total	436,301	419,359	836,659	760,583

Cost of sales
Product	293,837	301,006	564,852	525,549
Services	37,386	31,156	71,296	60,996
Total	331,223	332,162	636,148	586,545

Gross profit	105,078	87,197	200,511	174,038

Selling, general, and administrative	70,803	62,586	136,956	128,142
Depreciation and amortization	3,825	3,313	7,723	6,801
Interest and financing costs	199	1	358	266
Operating expenses	74,827	65,900	145,037	135,209

Operating income	$30,251	$21,297	$55,474	$38,829

Adjusted gross billings	$664,124	$601,064	$1,297,131	$1,147,458
Adjusted EBITDA	$36,059	$26,275	$67,017	$49,436

Net sales: Net sales for the three months ended September 30, 2021, were $436.3 million compared to $419.4 million for the same period in the prior year, an increase of 4.0% or $16.9 million, due to increases in net sales from customers in the healthcare, telecom, media and entertainment, and smaller other categories of customers, which was partially offset by decreases in net sales from customers in technology, financial services and SLED. Product sales increased 1.5%, or $5.5 million, to $375.4 million. Services revenues increased 23.1%, or $11.4 million compared to the same period in the prior year to $60.9 million due to increase in managed and professional services for the three months ended September 30, 2021.

For the six months ended September 30, 2021, net sales increased 10.0%, or $76.1 million to $836.7 million compared to $760.6 million during the same period in the prior year. Product sales for the six months ended September 30, 2021, increased 8.6%, or $56.8 million to $720.2 million, and service revenue increased by 19.8%, or $19.2 million, to $116.4 million compared to $97.2 million during the same period in the prior year.

Adjusted gross billings increased 10.5%, or $63.1 million, to $664.1 million for the three months ended September 30, 2021, from $601.1 million for the same period in the prior year. The increase in adjusted gross billings was due, in part, to the SMP acquisition as well as higher demand from our current customers. For the six months ended September 30, 2021, adjusted gross billings increased 13.0%, or $149.7 million, to $1,297.1 million, from $1,147.5 million for the same period in the prior year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2021, we had open orders of $707.1 million and deferred revenue of $110.0 million. As of September 30, 2020, we had open orders of $389.7 million and deferred revenue of $77.1 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve-month periods ended September 30, 2021, and 2020 are summarized below:

	Twelve Months Ended September 30,
	2021	2020	Change
Revenue by customer end market:
Telecom, Media & Entertainment	28%	20%	8%
SLED	15%	16%	(1%)
Healthcare	15%	15%	0%
Technology	14%	19%	(5%)
Financial Services	11%	13%	(2%)
All others	17%	17%	0%
Total	100%	100%

	Twelve Months Ended September 30,
	2021	2020	Change
Revenue by vendor:
Cisco Systems	36%	39%	(3%)
Dell / EMC	8%	7%	1%
Juniper Networks	6%	5%	1%
NetApp	5%	4%	1%
HP Inc. & HPE	4%	4%	0%
Arista Networks	3%	3%	0%
All others	38%	38%	0%
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended September 30, 2021, we had an increase in the percentage of total revenues from customers in the telecom, media and entertainment industry, and decreases in the percentage of total revenues in the technology, financial services, and SLED markets. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

Most of our revenues by vendor are derived from our top six suppliers, which, when combined, accounted for over 60% of total revenues for the twelve-month periods ended September 30, 2021, and 2020. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: Cost of sales for the three months ended September 30, 2021, decreased 0.3% or $1.0 million to $331.2 million compared to $332.2 million for the same period in the prior year. Our gross margin increased 330 basis points to 24.1% for the three months ended September 30, 2021, compared to 20.8% for the same period in the prior year. The increase in gross margin was driven by higher product margin, where a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services are recognized on a net basis, and higher service margin. Cost of sales for the six months ended September 30, 2021, increased 8.5% or $49.6 million which is in-line with the increase in net sales. For the six months ended September 30, 2021, gross margin increased by 110 basis points to 24.0%, as compared to 22.9% for the prior year period, primarily due to higher service margin, and a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, which are recognized on a net basis.

Selling, general, and administrative: Selling, general, and administrative expenses of $70.8 million for the three months ended September 30, 2021, increased by $8.2 million, or 13.1% from $62.6 million for the same period in the prior year. Salaries and benefits increased $7.1 million, or 13.1% to $60.8 million, compared to $53.8 million during the prior year mainly due to an increase in the number of employees. Our technology segment had 1,522 employees as of September 30, 2021, an increase of 62 from 1,460 as of September 30, 2020. Our headcount as of September 30, 2021 incorporates the addition of 102 employees from the December 31, 2020, acquisition of SMP. For the six months ended September 30, 2021, selling, general, and administrative expenses increased by $8.8 million, or 6.9%, to $137.0 million compared to $128.1 million for the same period in the prior year. Salaries and benefits increased $7.9 million, or 7.2% to $119.0 million, compared to $110.8 million during the same period in the prior year.

General and administrative expenses increased $1.3 million, or 14.6%, to $9.9 million during the three months ended September 30, 2021, compared to the same period in the prior year, due to higher professional fees, software license and maintenance, and travel and entertainment expenses, as travel restrictions from COVID-19 have started to ease. For the six months ended September 30, 2021, general and administrative expenses increased $1.4 million, or 8.2%, to $18.1 million. The increase in selling, general and administrative expenses was primarily due to an increase in travel and entertainment expenses, legal and professional fees and software license and maintenance. The provision for credit losses was $0.5 million lower than for the same period in the prior year.

Depreciation and amortization: Depreciation and amortization increased $0.5 million, or 15.5%, to $3.8 million during the three months ended September 30, 2021, as compared to $3.3 million in the prior year period primarily due to the amortization of the intangible assets acquired in our acquisition of SMP. For the six months ended September 30, 2021, depreciation and amortization increased $0.9 million, or 13.6%, to $7.7 million as compared to $6.8 million for the same period in the prior year.

Interest and financing costs: Interest and financing costs were $0.2 million, and $0.4 million for the three and six months ended September 30, 2021, an increase of $0.2 million and $0.1 million, respectively, as compared to the same periods in the prior year. The increase is primarily due to timing of our borrowings from our WFCDF credit facility and borrowings on an installment payment arrangement, for which there were no comparable borrowing as of September 30, 2020.

Segment operating income: As a result of the foregoing, operating income was $30.3 million, an increase of $9.0 million, or 42.0%, for the three months ended September 30, 2021, as compared to $21.3 million for the same period in the prior year. For the six months ended September 30, 2021, operating income was $55.5 million, compared to $38.8 million for the same period in the prior year, an increase of $16.6 million, or 42.9%.

For the three months ended September 30, 2021, Adjusted EBITDA was $36.1 million, an increase of $9.8 million, or 37.2%, compared to $26.3 million for the same period in the prior year. Adjusted EBITDA was $67.0 million, an increase of $17.6 million, or 35.6%, for the six months ended September 30, 2021, compared to $49.4 million for the same period in the prior year.

FINANCING SEGEMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net sales	$21,716	$13,722	$38,007	$27,529

Cost of sales	3,792	1,957	10,004	4,048

Gross profit	17,924	11,765	28,003	23,481

Selling, general, and administrative	3,701	4,303	6,323	8,214
Depreciation and amortization	28	28	56	56
Interest and financing costs	143	246	343	558
Operating expenses	3,872	4,577	6,722	8,828

Operating income	$14,052	$7,188	$21,281	$14,653

Adjusted EBITDA	$14,136	$7,286	$21,450	$14,839

Net sales: Net sales increased by $8.0 million, or 58.3%, to $21.7 million for the three months ended September 30, 2021, as compared to prior year results due to higher post contract earnings and higher transactional gains. During the quarter ended September 30, 2021, we recognized net gains on sales of financial assets of $10.1 million, which included several large transactions that closed in July 2021, and the proceeds received from these sales were $615.0 million. Net gains on the sale of financial assets for the quarter ended September 30, 2020, was $4.5 million and the proceeds from these sales were $118.5 million.

For the six months ended September 30, 2021, net sales increased to $38.0 million, an increase of $10.5 million, or 38.1% as compared to the same period in the prior year of $27.5 million due to higher post contract earnings and higher transactional gains, which were partially offset by lower other financing revenues. During the six months ended September 30, 2021, we recognized net gains on sales of financial assets of $13.3 million, which included several large transactions that closed in July 2021, and the proceeds received from these sales were $690.3 million. For the six months ended September 30, 2020, we recognized net gains on sales of financial assets of $7.0 million, and the proceeds from these sales were $191.7 million.

At September 30, 2021, we had $166.9 million in financing receivables and operating leases, compared to $180.7 million as of September 30, 2020, a decrease of $13.8 million, or 7.6%.

Cost of sales: Cost of sales increased $1.8 million and $6.0 million for the three and six months ended September 30, 2021, respectively, compared to the prior year results due to higher cost of sales on off-lease equipment and higher depreciation expense from operating leases. Gross profit increased by 52.4% to $17.9 million for the three months ended September 30, 2021, and increased by 19.3% to $28.0 million, for the six months ended September 30, 2021, as compared to the prior year periods.

Selling, general and administrative: For the three and six months ended September 30, 2021, selling, general and administrative expenses decreased $0.6 million and $1.9 million, respectively, compared to the prior year periods, primarily due to decrease in the provision for credit losses and decrease in variable compensation.

Interest and financing costs: Interest and financing costs decreased by 41.9% to $0.1 million for the three months ended September 30, 2021, and decreased by 38.5% to $0.3 million for the six months ended September 30, 2021, compared to the prior year, due to a decrease in the average balance on total notes payable outstanding. Total notes payable for the financing segment was $25.4 million as of September 30, 2021, a decrease of $14.9 million, or 37.0%, as compared to $40.3 million as of September 30, 2020. Our weighted average interest rate for non-recourse notes payable was 3.59% and 3.15%, as of September 30, 2021, and 2020, respectively. Our weighted average interest rate for recourse notes payable was 2.55% as of September 30, 2020. We did not have any recourse debt as of September 30, 2021.

Segment operating income: As a result of the foregoing, both operating income and Adjusted EBITDA increased $6.9 million to $14.1 million, for the three months ended September 30, 2021, as compared to the prior year period. For the six months ended September 30, 2021, both operating income and Adjusted EBITDA increased by $6.6 million to $21.3 million and $21.5 million, respectively, as compared to the same period in the prior year.

CONSOLIDATED

Other income: Other income and expense for both the three and six months ended September 30, 2021, was an expense of $0.3 million and $0.2 million, respectively, due to unfavorable foreign exchange rates, compared to an income of $0.2 million and $0.3 million in the three and six month periods in the prior year, respectively.

Income taxes: Our provision for income tax expense was $12.6 million and $21.6 million for the three and six months ended September 30, 2021, as compared to $8.8 million and $16.6 million for the same periods in the prior year. Our effective income tax rates for the three and six months ended September 30, 2021, were 28.6% and 28.2%, compared to 30.8% for the three and six months ended September 30, 2020, respectively. The change in our effective income tax rate was primarily due to an adjustment to the federal benefit from state taxes in the prior year period.

Net earnings: The foregoing resulted in net earnings of $31.4 million for the three months ended September 30, 2021, an increase of $11.6 million, or 58.3%, as compared to $19.8 million during the three months ended September 30, 2020. For the six months ended September 30, 2021, net earnings were $54.9 million, an increase of $17.7 million, or 47.6%, as compared to $37.2 million for the same period in the prior year.

Basic and fully diluted earnings per common share was $2.36 and $2.34, respectively, for the three months ended September 30, 2021, an increase of 59.5% and 58.1% as compared to $1.48 for both basic and fully diluted earnings per common share, for the three months ended September 30, 2020. For the six months ended September 30, 2021, basic and fully diluted earnings per common share were $4.12 and $4.09, an increase of 47.7% and 47.1%, as compared to $2.79 and $2.78, respectively, for the same period in the prior year.

Non-GAAP diluted earnings per share increased 54.2% to $2.59 for the three months ended September 30, 2021, as compared to $1.68 for the three months ended September 30, 2020. Non-GAAP diluted earnings per share increased 42.6% to $4.55 for the six months ended September 30, 2021, as compared to $3.19 for the six months ended September 30, 2020.

Weighted average common shares outstanding was 13.3 million in the calculation of basic earnings per common share for both the three- and six-months ending September 30, 2021 and 13.4 million in the calculation of diluted earnings per common share for both the three- and six-months ending September 30, 2021. Weighted average common shares outstanding was 13.4 million and 13.3 in the calculation of basic earnings per common share for the three- and six-months ending September 30, 2020, respectively, and 13.4 million in the calculation of diluted earnings per common share for both the three- and six-months ending September 30, 2020.

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

Throughout the current fiscal year and until October 12, 2021, ePlus Technology, inc. and certain of its subsidiaries (the “Borrowers”), which are part of our technology segment, financed their operations, in addition to funds generated from operations, with a credit facility with WFCDF. This facility provided short-term capital for our technology segment. There were two components of the WFCDF credit facility: (1) a floor plan component, and (2) an accounts receivable component.

On October 13, 2021, we entered into a First Amended and Restated Credit Agreement by and among the Borrowers, WFCDF, as administrative agent thereunder, various banks and other financial institutions (including WFCDF) who are parties thereto as lenders (collectively, the “Lenders”) and others, pursuant to which, among other things, the Lenders established for the benefit of the Borrowers a discretionary senior secured floorplan facility in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

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

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(135,004)	$8,408
Net cash used in investing activities	(13,690)	(2,811)
Net cash provided by financing activities	75,782	69,730
Effect of exchange rate changes on cash	300	(477)
Net increase (decrease) in cash and cash equivalents	$(72,612)	$74,850

Cash flows from operating activities: We used $135.0 million in operating activities during the six months ended September 30, 2021, compared to $8.4 million provided by operating activities for the six months ended September 30, 2020. See below for a breakdown of operating cash flows by segment (in thousands):

	Six Months Ended September 30,
	2021	2020
Technology segment	$(127,361)	$44,367
Financing segment	(7,643)	(35,959)
Net cash provided by (used in) operating activities	$(135,004)	$8,408

Technology segment: In the six months ended September 30, 2021, our technology segment used $127.4 million from operating activities primarily due to increases in our accounts receivable and inventories and a decrease in accounts payable-trade. Offsetting this, we had net borrowing on the floor plan component of our credit facility of $47.2 million. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

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

The following table presents the components of the cash conversion cycle for our technology segment:

	As of September 30,
	2021	2020
(DSO) Days sales outstanding (1)	64	61
(DIO) Days inventory outstanding (2)	18	14
(DPO) Days payable outstanding (3)	(47)	(54)
Cash conversion cycle	35	21

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

Our cash conversion cycle increased to 35 days at September 30, 2021, compared to 21 days at September 30, 2020. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO decreased 7 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date. Our DSO increased to 64 days, which reflects higher sales to customers with terms greater than or equal to net 60 days for the period ended September 30, 2021, including sales to one of our larger customers related to ongoing projects, as compared to the same period in the prior year. Our DIO increased to 18 days due to higher inventory balance. Inventory, which represents equipment ordered by customers but not yet delivered, increased 92.3% to $134.5 million as of September 30, 2021, from $70.0 million as of March 31, 2021, partially due to ongoing projects with the same large customer.

Financing segment: In the six months ended September 30, 2021, our financing segment used $7.6 million from operating activities, primarily due to increases in accounts receivable of $9.8 million and financing receivables-net of $19.3 million, offset by net earnings. In the six months ended September 30, 2020, our financing segment used $36.0 million from operating activities, primarily due to changes in financing receivables- net of $54.4 million, partially offset by earnings and an increase in accounts payable trade of $13.0 million.

Cash flows related to investing activities: In the six months ended September 30, 2021, we used $13.7 million from investing activities, consisting of $16.2 million for purchases of property, equipment and operating lease equipment offset by $2.6 million of proceeds from the sale of property, equipment, and operating lease equipment. In the six months ended September 30, 2020, we used $2.8 million from investing activities, consisting of $3.3 million for purchases of property, equipment and operating lease equipment offset by $0.5 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: In the six months ended September 30, 2021, cash provided by financing activities was $75.8 million, consisting of net borrowings on the floor plan component of our credit facility of $47.2 million and net repayments of non-recourse and recourse notes payable of $35.4 million, partially offset by $6.9 million in cash used to repurchase outstanding shares of our common stock. In the six months ended September 30, 2020, cash provided by financing activities was $69.7 million consisting of net borrowings on floor plan facility of $91.6 million, net borrowings of non-recourse and recourse notes payable of $18.1 million, which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility and $4.5 million in repurchase of common stock.

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse or recourse notes payable.

Non-cash activities: We transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. As a condition of these agreements, certain financial institutions may request that the customer remit their contractual payments to a trust, rather than to us, and the trust pays the financial institution. Alternatively, the customer will make payments to us, and we will remit the payment to the financial institution. The economic impact to us under either structure is similar, in that the assigned contractual payments are paid by the customer and remitted to the lender. However, when our customer makes payments through a trust, such payments represent non-cash transactions. Also, in certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased and or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

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

CREDIT FACILITY – TECHNOLOGY SEGMENT

Throughout the current fiscal year and until October 12, 2021, our technology segment financed its operations, in addition to funds generated from operations, with a credit facility with WFCDF. This facility provided short-term capital for our technology segment. There were two components of the WFCDF credit facility: (1) a floor plan component and (2) an accounts receivable component.

Under the WFCDF credit facility, there was an aggregate limit for the two components, except during a temporary uplift, of $275 million. We could elect to temporarily increase the aggregate limit to $350 million for a period of not less than 30 days, provided that all such periods not exceed 150 days in the aggregate in any calendar year. Additionally, the WFCDF credit facility had a limit on the accounts receivable component of $100 million. WFCDF charged us an interest rate equal to two percent (2.00%) plus the greater of one month LIBOR or seventy-five hundredths of one percent (0.75%).

As of September 30, 2021, the limit of the two components of the credit facility was $350 million as result of our election to temporarily uplift the aggregate limit.

The WFCDF credit facility was secured by the assets of the Borrowers. Additionally, the credit facility required a guaranty of $10.5 million by ePlus inc.

The WFCDF credit facility restricted the ability of the Borrowers to pay dividends to ePlus inc. unless their available borrowing met certain thresholds. As of September 30, 2021, and March 31, 2021, their available borrowing met the threshold such that there were no restricted net assets of ePlus Technology, inc.

The credit facility required that financial statements of the Borrowers be provided within 45 days of each quarter and 90 days of each fiscal year end and required that other operational reports be provided on a regular basis. Either party could terminate with 90 days’ advance written notice.

On October 13, 2021, we entered the 2021 Credit Facility by and among the Borrowers, WFCDF, as administrative agent thereunder, and the Lenders. The Lenders under this facility established for the benefit of the Borrowers a discretionary senior secured floorplan facility in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million. Loans under this credit agreement will accrue interest at a rate per annum equal to LIBOR plus 1.75%. This new credit agreement replaced the existing credit facility effective October 13, 2021.

The loss of the 2021 Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor plan component: After a customer places a purchase order with us and after we have completed our credit review of the customer, we place an order for the equipment with one of our vendors. Generally, most purchase orders from us to our vendors are first financed under the floor plan component and reflected in “accounts payable—floor plan” in our consolidated balance sheets. Payments on the floor plan component are due on three specified dates each month, generally 30-60 days from the invoice date. Most customer payments in our technology segment are remitted to our lockboxes. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. On the due dates of the floor plan component, we make cash payments to WFCDF. Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

The respective floor plan component credit limits and actual outstanding balance payables for the dates indicated were as follows (in thousands):

Maximum Credit Limit at September 30, 2021	Balance as of September 30, 2021	Maximum Credit Limit at March 31, 2021	Balance as of March 31, 2021
$350,000	$145,880	$275,000	$98,653

Accounts receivable component: We have an accounts receivable component included within the WFCDF credit facility, which has a revolving line of credit. The outstanding balance under the accounts receivable component is presented as part of as recourse notes payable- current on our consolidated balance sheets. Our borrowings and repayments under the accounts receivable component are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of September 30, 2021, there was an outstanding balance for the accounts receivable component of $29.0 million. We did not have any outstanding balance under the accounts receivable component of the WFCDF credit facility as of either the period ended March 31, 2021, or September 30, 2020. The maximum credit limit under this facility was $100.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, or other contractually narrow or limited purposes. As of September 30, 2021, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open offices in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our credit facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing segment have become more discerning in their approval processes, we currently have funding resources available for our transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF credit facility bear interest at a market-based variable rate. As of September 30, 2021, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

We evaluate developments related to the UK leaving the European Union on a regular basis to determine if such developments will have a material impact on our results on operations and financial position. Our assessment is that foreign currency exposure for our UK operations is insignificant in relation to total consolidated operations, and we believe those potential fluctuations in currency exchange rates and other economic and operational risks will not have a material effect on our results of operations and financial position.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS AND EFFECTIVENESS OF CONTROLS

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

Please refer to Note 9, “Commitment and Contingencies” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements”.

Item 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as supplemented in Part II, Item 1A of our Quarterly Report for the period ended June 30, 2021.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our total purchases of 76,743 shares of ePlus inc. common stock during the six months ended September 30, 2021, including a total of 49,028 shares purchased as part of the publicly announced share repurchase plans or programs.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	-	$-	-	440,899	(2)
May 1, 2021 through May 27, 2021	999	$100.80	-	440,899	(3)
May 28, 2021 through May 31, 2021	-	$-	-	500,000	(4)
June 1, 2021 through June 30, 2021	44,345	$90.42	17,629	482,371	(5)
July 1, 2021 through July 31, 2021	31,399	$87.99	31,399	450,972	(6)
August 1, 2021 through August 31, 2021	-	$-	-	450,972	(7)
September 1, 2021 through September 30, 2021	-	$-	-	450,972	(8)

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

(6)
The share purchase authorization in place for the month ended July 31, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of July 31, 2021, the remaining authorized shares to be purchased were 450,972.

(7)
The share purchase authorization in place for the month ended August 31, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of August 31, 2021, the remaining authorized shares to be purchased were 450,972.

(8)
The share purchase authorization in place for the month ended September 30, 2021, had purchase limitations on the number of shares of up to 500,000 shares. As of September 30, 2021, the remaining authorized shares to be purchased were 450,972.

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

3.2	Amended and Restated Bylaws of ePlus inc., as of September 1, 2021.

10.1	ePlus 2021 Employee Long-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2021).

10.2
First Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on October 19, 2021).

10.3
Guaranty and Security Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain future subsidiaries of ePlus inc., as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2021).

10.4
First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021).

10.5
First Amended and Restated Limited Guaranty, dated as of October 13, 2021, by and between ePlus inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2021).

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

ePlus inc.

Date: November 9, 2021	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2021	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)