Form 10-Q
period 2021-12-31
EPLUS INC
filed 2022-02-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 1, 2022, was 26,887,216.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
the duration and ongoing impact of the novel coronavirus (“COVID-19”) pandemic, which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures and court opinions concerning the legality thereof, to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$105,566	$129,562
Accounts receivable—trade, net	520,629	391,567
Accounts receivable—other, net	40,818	41,053
Inventories	147,739	69,963
Financing receivables—net, current	98,183	106,272
Deferred costs	34,684	28,201
Other current assets	12,932	10,976
Total current assets	960,551	777,594

Financing receivables and operating leases—net	90,026	90,165
Deferred tax asset—net	1,972	1,468
Property, equipment and other assets	46,215	42,289
Goodwill	126,604	126,645
Other intangible assets—net	29,778	38,614
TOTAL ASSETS	$1,255,146	$1,076,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$162,670	$165,162
Accounts payable—floor plan	157,667	98,653
Salaries and commissions payable	39,184	36,839
Deferred revenue	93,319	72,802
Recourse notes payable—current	51,104	5,450
Non-recourse notes payable—current	37,245	50,397
Other current liabilities	26,224	30,061
Total current liabilities	567,413	459,364

Recourse notes payable - long-term	7,689	12,658
Non-recourse notes payable - long-term	6,340	5,664
Other liabilities	34,408	36,679
TOTAL LIABILITIES	615,850	514,365

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,966 outstanding at December 31, 2021 and 27,006 outstanding at March 31, 2021	270	145
Additional paid-in capital	157,721	152,366
Treasury stock, at cost, 50 shares at December 31, 2021 and 1,987 shares at March 31, 2021	(2,592)	(75,372)
Retained earnings	483,601	484,616
Accumulated other comprehensive income—foreign currency translation adjustment	296	655
Total Stockholders’ Equity	639,296	562,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,146	$1,076,775

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net sales
Product	$432,307	$375,512	$1,190,524	$1,066,408
Services	62,527	52,092	178,976	149,308
Total	494,834	427,604	1,369,500	1,215,716
Cost of sales
Product	339,810	297,514	914,666	827,111
Services	37,907	31,939	109,203	92,935
Total	377,717	329,453	1,023,869	920,046

Gross profit	117,117	98,151	345,631	295,670

Selling, general, and administrative	76,874	65,390	220,153	201,746
Depreciation and amortization	3,597	3,143	11,376	10,000
Interest and financing costs	561	355	1,262	1,179
Operating expenses	81,032	68,888	232,791	212,925

Operating income	36,085	29,263	112,840	82,745

Other income (expense)	(175)	813	(377)	1,095

Earnings before tax	35,910	30,076	112,463	83,840

Provision for income taxes	9,486	8,438	31,108	24,996

Net earnings	$26,424	$21,638	$81,355	$58,844
Net earnings per common share—basic	$0.99	$0.81	$3.05	$2.21
Net earnings per common share—diluted	$0.98	$0.81	$3.03	$2.20

Weighted average common shares outstanding—basic	26,668	26,664	26,666	26,684
Weighted average common shares outstanding—diluted	26,930	26,756	26,887	26,804

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

NET EARNINGS	$26,424	$21,638	$81,355	$58,844

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	81	983	(359)	1,540

Other comprehensive income (loss)	81	983	(359)	1,540

TOTAL COMPREHENSIVE INCOME	$26,505	$22,621	$80,996	$60,384

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$81,355	$58,844

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	18,620	13,762
Provision for credit losses	77	1,920
Share-based compensation expense	5,355	5,427
Deferred taxes	(504)	1,033
Payments from lessees directly to lenders—operating leases	(32)	(25)
Gain on disposal of property, equipment, and operaing lease equipment	(855)	(408)
Changes in:
Accounts receivable	(132,228)	(67,989)
Inventories-net	(77,921)	(28,340)
Financing receivables—net	(20,296)	(67,112)
Deferred costs and other assets	(12,432)	(15,865)
Accounts payable-trade	526	70,726
Salaries and commissions payable, deferred revenue, and other liabilities	16,793	33,271
Net cash provided by (used in) operating activities	(121,542)	5,244

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	2,927	670
Purchases of property, equipment and operating lease equipment	(21,375)	(4,227)
Cash used in acquisitions, net of cash acquired	-	(27,102)
Net cash used in investing activities	(18,448)	(30,659)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	98,547	31,698
Repayments of non-recourse and recourse notes payable	(32,099)	(41,870)
Repurchase of common stock	(9,466)	(6,948)
Repayments of financing of acquisitions	-	(556)
Net borrowings on floor plan facility	59,014	44,058
Net cash provided by financing activities	115,996	26,382

Effect of exchange rate changes on cash	(2)	(735)

Net increase (decrease) in cash and cash equivalents	(23,996)	232

Cash and cash equivalents, beginning of period	129,562	86,231

Cash and cash equivalents, end of period	$105,566	$86,463

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,182	$929
Cash paid for income taxes	$35,676	$21,257
Cash paid for amounts included in the measurement of lease liabilities	$3,420	$4,460

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$87	$-
Purchases of property, equipment, and operating lease equipment	$(16)	$(221)
Borrowing of non-recourse and recourse notes payable	$56,240	$77,289
Repayments of non-recourse and recourse notes payable	$(32)	$(25)
Vesting of share-based compensation	$8,439	$7,926
New operating lease assets obtained in exchange for lease obligations	$2,489	$1,097

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2021
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	156	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(90)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66

Balance, June 30, 2021	27,072	$146	$154,101	$(79,483)	$508,134	$721	$583,619
Issuance of restricted stock awards	12	-	-	-	-	-	-
Share-based compensation	-	-	1,840	-	-	-	1,840
Repurchase of common stock	(63)	-	-	(2,763)	-	-	(2,763)
Net earnings	-	-	-	-	31,413	-	31,413
Foreign currency translation adjustment	-	-	-	-	-	(506)	(506)

Balance, September 30, 2021	27,021	$146	$155,941	$(82,246)	$539,547	$215	$613,603
Issuance of restricted stock awards	(5)	-	-	-	-	-	-
Share-based compensation	-	-	1,780	-	-	-	1,780
Repurchase of common stock	(50)	-	-	(2,592)	-	-	(2,592)
Stock split effected in the form of a dividend	-	135	-	-	(135)	-	-
Retirement of treasury stock	-	(11)	-	82,246	(82,235)	-	-
Net earnings	-	-	-	-	26,424	-	26,424
Foreign currency translation adjustment	-	-	-	-	-	81	81

Balance, December 31, 2021	26,966	$270	$157,721	$(2,592)	$483,601	$296	$639,296

	Nine Months Ended December 31, 2020
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive

	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	27,000	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	182	1	-	-	-	-	1
Share-based compensation	-	-	1,885	-	-	-	1,885
Repurchase of common stock	(76)	-	-	(2,703)	-	-	(2,703)
Net earnings	-	-	-	-	17,360	-	17,360
Foreign currency translation adjustment	-	-	-	-	-	37	37

Balance, June 30, 2020	27,106	$145	$147,082	$(71,127)	$427,579	$(954)	$502,725
Issuance of restricted stock awards	16	-	-	-	-	-	-
Share-based compensation	-	-	1,763	-	-	-	1,763
Repurchase of common stock	(48)	-	-	(1,784)	-	-	(1,784)
Net earnings	-	-	-	-	19,846	-	19,846
Foreign currency translation adjustment	-	-	-	-	-	520	520

Balance, September 30, 2020	27,074	$145	$148,845	$(72,911)	$447,425	$(434)	$523,070
Issuance of restricted stock awards	2	-	-	-	-	-	-
Share-based compensation	-	-	1,779	-	-	-	1,779
Repurchase of common stock	(70)	-	-	(2,461)	-	-	(2,461)
Net earnings	-	-	-	-	21,638	-	21,638
Foreign currency translation adjustment	-	-	-	-	-	983	983

Balance, December 31, 2020	27,006	$145	$150,624	$(75,372)	$469,063	$549	$545,009

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the nine months ended December 31, 2021, and 2020, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the nine months ended December 31, 2021, and 2020, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2022, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2021 (“2021 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 38% and 32% of our technology segment’s net sales for the three months ended December 31, 2021, and 2020, respectively, and 40% and 37% of our technology segment’s net sales for the nine months ended December 31, 2021, and 2020, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2021.

STOCK SPLIT — On December 13, 2021, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split.

2.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $62.7 million and $54.6 million of receivables from contracts with customers included within financing receivables as of December 31, 2021, and March 31, 2021, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	December 31, 2021	March 31, 2021
Current (included in deferred revenue)	$92,662	$72,299
Non-current (included in other liabilities)	$28,335	$26,042

Revenue recognized from the beginning contract liability balance was $11.7 million and $47.9 million for the three and nine months ended December 31, 2021, respectively, and $9.6 million and $36.5 million for the three and nine months ended December 31, 2020, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2022	$17,884
Year ending March 31, 2023	34,059
Year ending March 31, 2024	15,388
Year ending March 31, 2025	4,626
Year ending March 31, 2026 and thereafter	1,742
Total remaining performance obligations	$73,699

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and nine months ended December 31, 2021, and 2020 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Net sales	$3,212	$4,182	$12,991	$22,000
Cost of sales	2,645	3,362	10,936	14,091
Gross profit	$567	$820	$2,055	$7,909

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2021, and 2020 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Interest income on sales-type leases	$786	$1,956	$3,076	$6,059
Lease income on operating leases	$7,356	$3,623	$19,200	$11,361

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

December 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$115,446	$46,509	$161,955
Unguaranteed residual value (1)	-	11,522	11,522
Initial direct costs, net of amortization	234	-	234
Unearned income	-	(5,988)	(5,988)
Allowance for credit losses (2)	(1,160)	(646)	(1,806)
Total, net	$114,520	$51,397	$165,917
Reported as:
Current	$78,426	$19,757	$98,183
Long-term	36,094	31,640	67,734
Total, net	$114,520	$51,397	$165,917

(1)	Includes unguaranteed residual values of $7,176 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

March 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$112,641	$68,393	$181,034
Unguaranteed residual value (1)	-	14,876	14,876
Initial direct costs, net of amortization	425	-	425
Unearned income	-	(8,393)	(8,393)
Allowance for credit losses (2)	(1,212)	(1,171)	(2,383)
Total, net	$111,854	$73,705	$185,559
Reported as:
Current	$73,175	$33,097	$106,272
Long-term	38,679	40,608	79,287
Total, net	$111,854	$73,705	$185,559

(1)	Includes unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2021	March 31, 2021
Cost of equipment under operating leases	$34,893	$18,748
Accumulated depreciation	(12,601)	(7,870)
Investment in operating lease equipment—net (1)	$22,292	$10,878

(1)	Amounts include estimated unguaranteed residual values of $5.0 million and $2.5 million as of December 31, 2021, and March 31, 2021, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of  December 31, 2021, and March 31, 2021, we had financing receivables of $33.3 million and $60.5 million, respectively, and operating leases of $8.6 million and $3.3 million, respectively, which were collateral for non-recourse notes payable. See Note 8, ‘‘Credit Facility and Notes Payable.’’

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2021, and 2020, we recognized net gains of $2.3 million and $3.0 million, respectively, and total proceeds from these sales were $63.5 million and $67.5 million, respectively. For the year to date periods ended December 31, 2021, and 2020, we recognized net gains of $15.6 million and $10.1 million, respectively, and total proceeds from these sales were $753.9 million and $259.2 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of December 31, 2021, and March 31, 2021, we had deferred revenue of $0.5 million and $0.3 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of December 31, 2021, and March 31, 2021, the total potential payments that could result from these indemnities is immaterial.

4.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.4 million and $1.5 million for the three months ended December 31, 2021, and 2020, respectively. We recognized rent expense of $4.0 million and $4.6 million for the nine months ended December 31, 2021, and 2020, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2021 (in thousands):

	Nine months ended December 31, 2021
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,318	$(8,673)	$126,645
Foreign currency translations	(41)	-	(41)
Ending balance	$135,277	$(8,673)	$126,604

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of December 31, 2021, relates to our technology segment, which we also determined to be one reporting unit. The change in our goodwill balance during the nine months ended December 31, 2021, is due solely to foreign currency translation.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2021, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on December 31, 2021, and March 31, 2021 (in thousands):

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,290	$(49,929)	$27,361	$77,335	$(42,115)	$35,220
Capitalized software development	10,515	(8,098)	2,417	10,553	(7,159)	3,394
Total	$87,805	$(58,027)	$29,778	$87,888	$(49,274)	$38,614

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $2.8 million and $2.3 million for the three months ended December 31, 2021, and December 31, 2020, respectively, and $8.8 million and $7.3 million for the nine months ended December 31, 2021, and December 31, 2020, respectively.

6.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the nine months ended December 31, 2021, and 2020 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	330	60	(313)	77
Write-offs and other	(129)	(112)	(212)	(453)
Balance December 31, 2021	$2,265	$1,160	$646	$4,071

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2020	$1,781	$798	$610	$3,189
Provision for credit losses	866	570	484	1,920
Write-offs and other	(46)	(88)	(6)	(140)
Balance December 31, 2020	$2,601	$1,280	$1,088	$4,969

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of December 31, 2021 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure
Notes receivable:
High CQR	$57,295	$32,657	$1,952	$285	$110	$6	$92,305	$(46,939)	$45,366
Average CQR	17,762	3,724	1,337	316	2	-	23,141	(10,759)	12,382
Low CQR	-	-	-	-	-	-	-	-	-
Total	$75,057	$36,381	$3,289	$601	$112	$6	$115,446	$(57,698)	$57,748

Lease receivables:
High CQR	$16,273	$5,671	$3,047	$1,241	$103	$14	$26,349	$(3,194)	$23,155
Average CQR	10,250	5,579	1,330	124	110	10	17,403	(2,234)	15,169
Low CQR	267	848	-	-	-	-	1,115	-	1,115
Total	$26,790	$12,098	$4,377	$1,365	$213	$24	$44,867	$(5,428)	$39,439

Total amortized cost (1)	$101,847	$48,479	$7,666	$1,966	$325	$30	$160,313	$(63,126)	$97,187

(1)
Unguaranteed residual values of $7,176 thousand that we retained after selling the related lease receivable and initial direct costs of notes receivable of $234 thousand are excluded from amortized cost.

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

The following table provides an aging analysis of our financing receivables as of December 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$945	$87	$866	$1,898	$6,112	$8,010	$107,436	$115,446
Lease receivables	256	208	482	946	2,578	3,524	41,343	44,867
Total	$1,201	$295	$1,348	$2,844	$8,690	$11,534	$148,779	$160,313

The following table provides an aging analysis of our financing receivables as of March 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$648	$910	$673	$2,231	$3,240	$5,471	$107,170	$112,641
Lease receivables	804	132	643	1,579	2,566	4,145	61,278	65,423
Total	$1,452	$1,042	$1,316	$3,810	$5,806	$9,616	$168,448	$178,064

Our financial assets on nonaccrual status were not significant as of December 31, 2021, and March 31, 2021.

7.	PROPERTY, EQUIPMENT, OTHER ASSETS AND LIABILITIES

Our property, equipment, other assets and liabilities consist of the following (in thousands):

	December 31, 2021	March 31, 2021
Other current assets:
Deposits & funds held in escrow	$459	$759
Prepaid assets	12,063	9,939
Other	410	278
Total	$12,932	$10,976

Property, equipment and other assets
Property and equipment, net	$7,644	$7,388
Deferred costs - non-current	19,734	19,063
Right-of-use assets	7,935	8,763
Other	10,902	7,075
Total	$46,215	$42,289

Other current liabilities:
Accrued expenses	$13,663	$13,598
Accrued income taxes payable	905	4,439
Short-term lease liability	4,114	3,934
Other	7,542	8,090
Total	$26,224	$30,061

Other liabilities:
Deferred revenue - non-current	$28,691	$26,309
Long-term lease liability	3,833	5,040
Other	1,884	5,330
Total	$34,408	$36,679

In the above table, deposits and funds held in escrow relate to financial assets that were sold to third-party banks. In conjunction with those sales, a portion of the proceeds was placed in escrow and will be released to us upon payment of outstanding invoices related to the underlying financing arrangements that were sold.

8.	CREDIT FACILITY AND NOTES PAYABLE

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility has a floor plan facility and a revolving credit facility.

Under the floor plan facility, we had an outstanding balance of $157.7 million and $98.7 million as of December 31, 2021, and March 31, 2021, respectively. On our balance sheet, our liability under the floor plan facility is presented as accounts payable – floor plan.

Under the revolving credit facility, we had $44.0 million outstanding as of December 31, 2021, and no balance outstanding as of March 31, 2021. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF credit facility were approximately equal to their carrying value as of December 31, 2021, and March 31, 2021.

On October 13, 2021, the Borrowers amended, restated, and replaced in entirety their then-existing credit agreements with WFCDF. The new credit facility is established by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $375 million, an increase from $275 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to LIBOR plus 1.75%. The LIBOR rate is based upon one-month, three-month, six-month and 12-month LIBOR periods, as selected by the Borrowers, and subject to a floor of 0.00%.

Our borrowings under the 2021 Credit Facility are secured by the assets of the Borrowers. Additionally, the 2021 Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the 2021 Credit Facility, and under the predecessor WFCDF credit facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of December 31, 2021, and March 31, 2021, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The 2021 Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate by providing a written termination notice to the other party no less than 90 days prior to such termination.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of December 31, 2021, we had $58.8 million in recourse borrowings consisting of $44.0 million outstanding under our revolving WFCDF credit facility, and $14.8 million arising from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both December 31, 2021, and March 31, 2021.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of December 31, 2021, and March 31, 2021, we had $43.6 million and $56.1 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.68% and 3.35%, as of December 31, 2021, and March 31, 2021, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or any other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that period could be adversely affected. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the us in the future, and these matters could relate to prior, current or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2021, and 2020, respectively (in thousands, except per share data). The numbers of shares and per share amounts for the prior periods presented in the table have been retroactively restated to reflect the stock split. See  Note 1 “Organization and Summary of Significant Accounting Policies” and  Note 11 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net earnings attributable to common shareholders - basic and diluted	$26,424	$21,638	$81,355	$58,844

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,668	26,664	26,666	26,684
Effect of dilutive shares	262	92	221	120
Weighted average shares common outstanding — diluted	26,930	26,756	26,887	26,804

Earnings per common share - basic	$0.99	$0.81	$3.05	$2.21

Earnings per common share - diluted	$0.98	$0.81	$3.03	$2.20

11.	STOCKHOLDERS’ EQUITY

STOCK SPLIT AND TREASURY STOCK

On November 9, 2021, our Board of Directors (“Board”) approved a two-for-one stock split of our common stock in the form of a stock dividend paid on December 13, 2021, to shareholders of record as of close of business on November 29, 2021. All share and per share information have been retroactively adjusted to reflect the stock split and the incremental par value of the newly issued shares was recorded with the offset to additional paid-in capital.

On November 10, 2021, we retired 2,139,918 shares of treasury stock, adjusted for the stock split, with a carrying value of $82.2 million, which was deducted from common stock, for the par value of the retired shares, and from retained earnings, for the excess of cost over the par value.

SHARE REPURCHASE PLAN

On March 18, 2021, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, adjusted for the stock split, over a 12-month period beginning May 28, 2021. On May 20, 2020, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, retroactively restated for the split, over a 12-month period beginning May 28, 2020. Under both authorized programs, purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2021, we purchased 147,999 shares of our outstanding common stock at a value of $6.9 million under the share repurchase plan; we also purchased 55,430 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2020, we purchased 118,202 shares of our outstanding common stock at a value of $4.2 million under the share repurchase plan; we also purchased 75,280 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

ePlus’ 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”) was approved by our shareholders on September 16, 2021. The 2021 Employee LTIP is effective October 1, 2021 and replaces the ePlus inc. 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), as approved by our stockholders on September 13, 2012. Beginning September 15, 2021, we permanently ceased issuing any additional shares under the 2012 Employee LTIP.

As of December 31, 2021, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), and (2) the 2012 Employee LTIP.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the nine months ended December 31, 2021, adjusted for the stock split, we granted 13,562 shares under the 2017 Director LTIP, and 155,722 restricted shares under the 2012 Employee LTIP. For the nine months ended December 31, 2020, retroactively restated for the stock split, we granted 19,742 shares under the 2017 Director LTIP, and 179,746 restricted shares under the 2012 Employee LTIP. A summary of our restricted stock activity, reflecting the stock split, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2021	366,756	$37.49
Granted	169,284	$46.52
Vested	(184,962)	$39.12
Forfeited	(6,106)	$40.57
Nonvested December 31, 2021	344,972

Upon each vesting period of the restricted stock awards, employees are subject to minimum tax withholding obligations. Under the 2012 Employee LTIP, we purchased enough shares due to participants to satisfy the minimum tax withholding requirements on employee stock awards. For the nine months ended December 31, 2021, adjusted for the stock split, we withheld 55,430 shares of common stock at a value of $2.6 million, which was included in treasury stock and retired on November 10, 2021.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. Share-based compensation expense for both the three and nine months ended December 31, 2021, and 2020, were $1.8 million and $5.4 million, respectively. Unrecognized compensation expense related to unvested restricted stock was $10.4 million as of December 31, 2021, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense for the plan for the three months ended December 31, 2021, and 2020, was $0.8 million and $0.9 million, respectively. For the nine months ended December 31, 2021, and 2020, our estimated contribution expense for the plan was $2.6 million and $2.2 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $9.5 million and $31.1 million for the three and nine months ended December 31, 2021, as compared to $8.4 million and $25.0 million for the same periods in the prior year. Our effective income tax rate for the three and nine months ended December 31, 2021, was 26.4% and 27.7%, compared to 28.1% and 29.8% for the three and nine months ended December 31, 2020. The change in our effective income tax rate for the nine months ended December 31, 2021 compared to the same period in the prior year was primarily due to a prior year unfavorable adjustment to the federal benefit from state taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2021, and March 31, 2021 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Money market funds	$5,136	$5,136	$-	$-

March 31, 2021
Assets:
Money market funds	$45,134	$45,134	$-	$-

15.	BUSINESS COMBINATIONS

SYSTEMS MANAGEMENT PLANNING, INC. (“SMP”)

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

Our reportable segment information for the three-and nine-month periods ended December 31, 2021, and 2020 are summarized in the following table (in thousands):

	Three Months Ended
	December 31, 2021			December 31, 2020
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$414,448	$17,859	$432,307	$363,478	$12,034	$375,512
Service	62,527	-	62,527	52,092	-	52,092
Total	476,975	17,859	494,834	415,570	12,034	427,604

Cost of Sales
Product	334,585	5,225	339,810	295,310	2,204	297,514
Service	37,907	-	37,907	31,939	-	31,939
Total	372,492	5,225	377,717	327,249	2,204	329,453

Gross Profit	104,483	12,634	117,117	88,321	9,830	98,151

Selling, general, and administrative	73,413	3,461	76,874	62,377	3,013	65,390
Depreciation and amortization	3,569	28	3,597	3,115	28	3,143
Interest and financing costs	335	226	561	-	355	355
Operating expenses	77,317	3,715	81,032	65,492	3,396	68,888

Operating income	27,166	8,919	36,085	22,829	6,434	29,263

Other income (expense)			(175)			813

Earnings before tax			$35,910			$30,076

Net Sales
Contracts with customers	$473,763	$5,840	$479,603	$411,175	$1,904	$413,079
Financing and other	3,212	12,019	15,231	4,395	10,130	14,525
Total	$476,975	$17,859	$494,834	$415,570	$12,034	$427,604

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,846	$2,730	$6,576	$3,311	$991	$4,302
Purchases of property, equipment and operating lease equipment	$1,339	$3,793	$5,132	$959	$1	$960

Selected Financial Data - Balance Sheet

Total assets	$998,594	$256,552	$1,255,146	$887,684	$238,270	$1,125,954

	Nine Months Ended
	December 31, 2021			December 31, 2020
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$1,134,658	$55,866	$1,190,524	$1,026,845	$39,563	$1,066,408
Service	178,976	-	178,976	149,308	-	149,308
Total	1,313,634	55,866	1,369,500	1,176,153	39,563	1,215,716

Cost of Sales
Product	899,437	15,229	914,666	820,859	6,252	827,111
Service	109,203	-	109,203	92,935	-	92,935
Total	1,008,640	15,229	1,023,869	913,794	6,252	920,046

Gross Profit	304,994	40,637	345,631	262,359	33,311	295,670

Selling, general, and administrative	210,369	9,784	220,153	190,519	11,227	201,746
Depreciation and amortization	11,292	84	11,376	9,916	84	10,000
Interest and financing costs	693	569	1,262	266	913	1,179
Operating expenses	222,354	10,437	232,791	200,701	12,224	212,925

Operating income	82,640	30,200	112,840	61,658	21,087	82,745

Other income (expense)			(377)			1,095

Earnings before tax			$112,463			$83,840

Net Sales
Contracts with customers	$1,300,643	$13,034	$1,313,677	$1,157,519	$3,892	$1,161,411
Financing and other	12,991	42,832	55,823	18,634	35,671	54,305
Total	$1,313,634	$55,866	$1,369,500	$1,176,153	$39,563	$1,215,716

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$12,023	$6,597	$18,620	$10,444	$3,318	$13,762
Purchases of property, equipment and operating lease equipment	$3,594	$17,781	$21,375	$4,060	$167	$4,227

Selected Financial Data - Balance Sheet

Total assets	$998,594	$256,552	$1,255,146	$887,684	$238,270	$1,125,954

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three and nine month periods ended December 31, 2021, and 2020 in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Customer end market:
Telecom, Media & Entertainment	$152,584	$123,441	$380,560	$277,020
Technology	67,959	57,346	190,851	203,634
State and local government and educational institutions	59,449	50,703	193,526	197,758
Healthcare	64,775	44,706	207,700	150,494
Financial Services	39,182	60,610	106,229	154,763
All others	93,026	78,764	234,768	192,484
Net sales	476,975	415,570	1,313,634	1,176,153

Less: Revenue from financing and other	(3,212)	(4,395)	(12,991)	(18,634)

Revenue from contracts with customers	$473,763	$411,175	$1,300,643	$1,157,519

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Vendor
Cisco Systems	$183,195	$132,290	$524,169	$433,388
Dell / EMC	40,254	34,027	110,092	80,457
Juniper Networks	28,792	29,781	71,944	68,076
HP Inc. & HPE	12,568	14,100	43,808	47,533
Arista Networks	13,484	22,157	33,029	42,420
NetApp	30,261	13,861	70,254	39,196
All others	168,421	169,354	460,338	465,083
Net sales	476,975	415,570	1,313,634	1,176,153

Less: Revenue from financing and other	(3,212)	(4,395)	(12,991)	(18,634)

Revenue from contracts with customers	$473,763	$411,175	$1,300,643	$1,157,519

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement. Our financing revenue generally consists of portfolio income, transactional gains, and post-contract earnings including month-to-month rents and the sales of off-lease equipment. All of our revenues from contracts with customers within our financing segment is from the sales of off-lease equipment.

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

On December 13, 2021, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts have been retroactively adjusted for this stock split.

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

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay on the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a customized customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounts for 96% of our net sales, and 73% of our operating income, while our financing segment accounts for 4% of our net sales, and 27% of our operating income, for the nine months ended December 31, 2021.

BUSINESS TRENDS

COVID-19 pandemic update: The novel coronavirus (“COVID-19”) pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Federal, state and local governments and public health authorities have required and may in the future require measures to contain the virus, including rules related to vaccine status, social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, safety-related modifications to workplaces, supply chain logistical changes, and closure of non-essential businesses.

As COVID-19 impacts continue across the country and globe, we have been adjusting our business activities for the safety of our employees and to best serve our customers in this rapidly evolving environment. Most of our offices are open, with required health and safety protocols in place. However, we have implemented a flexible work from home strategy applicable to all offices and operational continuity plans to provide sufficient resources to continue supporting our customers, and we will continue to evaluate returning to the office on an ongoing basis. Our configuration centers have remained open with our employees working in them following required health and safety protocols. In addition, we also have a procedure to review our employees’ business-related travel in accordance with health regulations and guidance. Our managed service teams are distributed across the US with the ability to leverage technology to provide coverage while working from home. While we and many of our customers and vendor partners have restricted in-person meetings, we are leveraging video and other collaborative tools to continue to be responsive.

Our account relationship teams are actively engaging with our customers to ensure they have the support needed in adjusting to changes in the business environment and government directives. Also, we are working closely with our vendor partners to address varying impacts on their supply chains, which have been impacted by materials shortages.

We continue to execute against and adjust our business continuity plans to maximize our ability to support our employees and customers in concert with our vendor partners. We have an internal resource page to support specific customer inquiries from security to collaboration to financing options. We remain committed to driving positive business outcomes.

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic including the impact of variants; governmental, business, and individuals’ actions in response to the pandemic; the efficacy of vaccines and boosters; the willingness of people to be inoculated; potential vaccine-related regulations; court rulings; and the impact on economic activity including the possibility of recession, inflation, or financial market instability. These factors may adversely impact business and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

Supply constraints: A worldwide shortage of certain IT products is resulting from, among other things, shortages in semiconductors and other product components. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, the costs of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely persist for at least the next few quarters.

Inflation: For the periods presented herein, inflation has not had a material effect on our results of operations. We have experienced increases in prices from our suppliers as well as rising wages and interest rates. We generally have been able to pass price increases to our customers. Our labor costs related to services we perform will take longer to pass to customers that have services engagements where prices may be set.  Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding.  Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction.  There can be no assurances, however, that inflation would not have a material impact on our sales, gross profit or operating costs in the future.

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

Our key business metrics for the three- and nine-month periods ended December 31, 2021, and 2020 are summarized in the following tables (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2021	2020	2021	2020
Net sales	$494,834	$427,604	$1,369,500	$1,215,716

Gross profit	$117,117	$98,151	$345,631	$295,670
Gross margin	23.7%	23.0%	25.2%	24.3%
Operating income margin	7.3%	6.8%	8.2%	6.8%

Net earnings	$26,424	$21,638	$81,355	$58,844
Net earnings margin	5.3%	5.1%	5.9%	4.8%
Net earnings per common share - diluted	$0.98	$0.81	$3.03	$2.20

Non-GAAP: Net earnings (1)	$29,711	$23,929	$90,870	$66,606
Non-GAAP: Net earnings per common share - diluted (1)	$1.10	$0.89	$3.38	$2.48

Adjusted EBITDA (2)	$41,797	$34,395	$130,264	$98,670
Adjusted EBITDA margin	8.4%	8.0%	9.5%	8.1%

Purchases of property and equipment used internally	$1,339	$959	$3,594	$4,060
Purchases of equipment under operating leases	3,793	1	17,781	167
Total capital expenditures	$5,132	$960	$21,375	$4,227

Technology Segment
Net sales	$476,975	$415,570	$1,313,634	$1,176,153
Adjusted gross billings (3)	$685,031	$587,825	$1,982,162	$1,735,283

Gross profit	$104,483	$88,321	$304,994	$262,359
Gross margin	21.9%	21.3%	23.2%	22.3%

Operating income	$27,166	$22,829	$82,640	$61,658
Adjusted EBITDA (2)	$32,794	$27,876	$99,811	$77,312

Financing Segment
Net sales	$17,859	$12,034	$55,866	$39,563

Gross profit	$12,634	$9,830	$40,637	$33,311

Operating income	$8,919	$6,434	$30,200	$21,087
Adjusted EBITDA (2)	$9,003	$6,519	$30,453	$21,358

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
GAAP: Earnings before tax	$35,910	$30,076	$112,463	$83,840
Share based compensation	1,780	1,756	5,355	5,427
Acquisition and integration expense	-	233	-	232
Acquisition related amortization expense	2,497	1,986	7,854	6,386
Other (income) expense	175	(813)	377	(1,095)
Non-GAAP: Earnings before provision for income taxes	40,362	33,238	126,049	94,790

GAAP: Provision for income taxes	9,486	8,438	31,108	24,996
Share based compensation	470	493	1,494	1,621
Acquisition and integration expense	-	65	-	65
Acquisition related amortization expense	649	541	2,156	1,856
Other (income) expense	46	(228)	104	(314)
Tax benefit (expense) on restricted stock	-	-	317	(40)
Non-GAAP: Provision for income taxes	10,651	9,309	35,179	28,184

Non-GAAP: Net earnings	$29,711	$23,929	$90,870	$66,606

GAAP: Net earnings per common share - diluted	$0.98	$0.81	$3.03	$2.20

Non-GAAP: Net earnings per common share - diluted	$1.10	$0.89	$3.38	$2.48

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
GAAP: Net earnings per common share - diluted	$0.98	$0.81	$3.03	$2.20

Share based compensation	0.05	0.05	0.14	0.14
Acquisition related amortization expense	0.07	0.05	0.21	0.16
Other (income) expense	-	(0.02)	0.01	(0.02)
Tax benefit (expense) on restricted stock	-	-	(0.01)	-
Total non-GAAP adjustments - net of tax	0.12	0.08	0.35	0.28

Non-GAAP: Net earnings per common share - diluted	$1.10	$0.89	$3.38	$2.48

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2021	2020	2021	2020
Net earnings	$26,424	$21,638	$81,355	$58,844
Provision for income taxes	9,486	8,438	31,108	24,996
Share based compensation	1,780	1,756	5,355	5,427
Interest and financing costs	335	-	693	266
Acquisition and integration expense	-	233	-	232
Depreciation and amortization	3,597	3,143	11,376	10,000
Other income (expense)	175	(813)	377	(1,095)
Adjusted EBITDA	$41,797	$34,395	$130,264	$98,670

Technology Segment
Operating income	$27,166	$22,829	$82,640	$61,658
Depreciation and amortization	3,569	3,115	11,292	9,916
Share based compensation	1,724	1,699	5,186	5,240
Interest and financing costs	335	-	693	266
Acquisition and integration expense	-	233	-	232
Adjusted EBITDA	$32,794	$27,876	$99,811	$77,312

Financing Segment
Operating income	$8,919	$6,434	$30,200	$21,087
Depreciation and amortization	28	28	84	84
Share based compensation	56	57	169	187
Adjusted EBITDA	$9,003	$6,519	$30,453	$21,358

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Technology segment net sales	$476,975	$415,570	$1,313,634	$1,176,153
Costs incurred related to sales of third party maintenance, software assurance and subscription/Saas licenses, and services	208,056	172,255	668,528	$559,130
Adjusted gross billings	$685,031	$587,825	$1,982,162	$1,735,283

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

CONSOLIDATED RESULTS OF OPERATIONS

During the three months ended December 31, 2021, net sales increased 15.7%, or $67.2 million, to $494.8 million, as compared to $427.6 million for the same period in the prior year. Product sales for the three months ended December 31, 2021, increased 15.1% to $432.3 million, an increase of $56.8 million from $375.5 million for the same period in the prior year, due to increased demand from our technology segment customers as well as higher financing revenue. Service sales during the three months ended December 31, 2021, increased 20.0% to $62.5 million, an increase of $10.4 million over prior year services sales of $52.1 million due to increases in both managed services and professional services. In the technology segment, we saw increases in net sales from customers in the telecom, media and entertainment, healthcare, technology, and SLED, which was partially offset by decreases in net sales from customers in financial services, during the three months ended December 31, 2021, compared to the same period in the prior year.

For the nine months ended December 31, 2021, net sales increased 12.6%, or $153.8 million, to $1.370 billion, compared to $1.216 billion for the same period in the prior year. Product sales for the nine months ended December 31, 2021, increased 11.6%, or $124.1 million, to $1.191 billion, compared to $1.066 billion for the same period in the prior year. Services sales during the nine months ended December 31, 2021, increased 19.9%, or $29.7 million, to $179.0 million compared to prior year services sales of $149.3 million. The increase in net sales was due, in part, to the Systems Management Planning Inc. (“SMP”) acquisition as well as increased demand from our customers in healthcare, telecom, media and entertainment and all other categories of customers, which were partially offset by decreases in demand from our customers in financial services, technology and SLED, during the nine months ended December 31, 2021, compared to the prior year.

Adjusted gross billings increased 16.5%, or $97.2 million, to $685.0 million for the three months ended December 31, 2021, from $587.8 million for the same period in the prior year. There was an increase in adjusted gross billings from our customers in telecom, media and entertainment, healthcare, technology, and SLED, which was partially offset by decreases in demand from our customers in the financial service market. For the nine months ended December 31, 2021, adjusted gross billings increased 14.2%, or $246.9 million, to $1.982 billion, from $1.735 billion for the same period in the prior year. The increase in adjusted gross billings is due, in part, to the SMP acquisition as well as higher demand from our customers in telecom, media and entertainment, healthcare and all other categories of customers, which was partially offset by decreases in demand from our customers in the financial services market and SLED.

Consolidated gross profit for the three months ended December 31, 2021, increased $19.0 million, or 19.3%, to $117.1 million, compared with $98.2 million for the same period in the prior year. Consolidated gross margins were 23.7% for the three months ended December 31, 2021, which is an increase of 70 basis points compared to 23.0% for the same period in the prior year. The increase in margins was primarily due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, which was recognized on a net basis, as well as higher service revenue and service margin, and higher gross profit from our financing segment.

For the nine months ended December 31, 2021, consolidated gross profit increased $50.0 million, or 16.9%, to $345.6 million, compared with $295.7 million for the same period in the prior year. Consolidated gross margins were 25.2% for the nine months ended December 31, 2021, an increase of 90 basis points compared to 24.3% for the same period in the prior year. The increase in gross margin for the nine-month period was due to a shift in product mix, as we sold a higher proportion of third-party maintenance, software assurance and subscription/SaaS licenses, which is recognized on a net basis, as well as higher service revenue and service margins, and higher gross profit from our financing segment.

Our operating expenses for the three months ended December 31, 2021, increased $12.1 million, or 17.6%, to $81.0 million, as compared to $68.9 million for the prior year period. This increase is primarily due to an increase in general and administrative expenses including higher travel and entertainment costs as travel restrictions from COVID-19 have started to ease, higher software license and maintenance costs, higher property taxes, and an increase in salaries and benefits driven by an increase in variable compensation and fringe benefits. These increases are partially offset by a decrease in our provision for credit losses. As of December 31, 2021, we had 1,554 employees, a decrease of 32 from 1,586 as of December 31, 2020, which included 102 employees from the SMP acquisition on December 31, 2020.

For the nine months ended December 31, 2021, operating expenses increased $19.9 million, or 9.3%, to $232.8 million, as compared to $212.9 million for the same period in the prior year. The increase in operating expenses for the nine months ended December 31, 2021, is due to increase in general and administrative expense due to higher travel and entertainment expenses as travel restriction from COVID-19 have started to ease, software license and maintenance, sales, property and other taxes, and the increase in salaries and benefits due to increase in fringe benefits and variable compensation. These increases are partially offset by a decrease in our provision for credit losses.

Depreciation and amortization expense increased $0.5 million and $1.4 million for the three and nine months ended December 31, 2021, respectively, primarily due to our December 31, 2020, acquisition of SMP. Interest and financing costs increased $0.2 million and $0.1 million for the three and nine months ended December 31, 2021, respectively, primarily driven by the timing of borrowings from our credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”) offset by a decrease in interest and financing costs in our financing segment.

As a result, operating income for the three months ended December 31, 2021, increased $6.8 million, or 23.3%, to $36.1 million as compared to $29.3 million for the same period in the prior year. For the nine months ended December 31, 2021, operating income increased $30.1 million, or 36.4%, to $112.8 million, as compared to $82.7 million for the same period in the prior year.

Consolidated net earnings for the three months ended December 31, 2021, were $26.4 million, an increase of 22.1%, or $4.8 million, over the prior year’s results, due to the increase in gross profit and offset by increased operating expenses and the provision for income taxes. For the nine months ended December 31, 2021, the consolidated net earnings were $81.4 million, an increase of 38.3%, or $22.5 million, compared to the prior year’s results, due to the increase in revenues and gross profit mostly offset by an increase in operating expenses and the provision for income taxes.

Our effective tax rate for the three and nine months ended December 31, 2021, was 26.4% and 27.7% respectively, compared with 28.1% and 29.8%, respectively, for the same periods in the prior year. The change in our effective income tax rate for the nine months ended December 31, 2021 compared to the same period in the prior year was primarily due to a prior year unfavorable adjustment to the federal benefit from state taxes.

Adjusted EBITDA increased $7.4 million, or 21.5%, to $41.8 million and Adjusted EBITDA margin increased 40 basis points to 8.4% for the three months ended December 31, 2021, as compared to the prior year period of 8.0%. For the nine months ended December 31, 2021, adjusted EBITDA increased $31.6 million, or 32.0%, to $130.3 million and the adjusted EBITDA margin increased 140 basis points to 9.5% as compared to the prior year period of 8.1%.

Diluted earnings per share increased 21.0%, or $0.17, to $0.98 per share for the three months ended December 31, 2021, as compared to $0.81 per share for the three months ended December 31, 2020, retroactively restated for the stock split. Non-GAAP diluted earnings per share increased 23.6%, or $0.21, to $1.10 for the three months ended December 31, 2021, as compared to $0.89 for the three months ended December 30, 2020, retroactively restated for the stock split. For the nine months ended December 31, 2021, diluted earnings per share increased 37.7%, or $0.83, to $3.03 per share, as compared to $2.20 per share in the prior year period, retroactively restated for the stock split. Non-GAAP diluted earnings per share increased 36.3%, or $0.90, to $3.38 for the nine months ended December 31, 2021, as compared to $2.48 for the nine months ended December 31, 2020, retroactively restated for the stock split.

Cash and cash equivalents decreased by 18.5% to $105.6 million as of December 31, 2021, as compared to $129.6 million as of March 31, 2021, primarily due to increases in our accounts receivable and inventory, partially offset by net borrowings on the floor plan component of our credit facility. Additional uses of cash during the nine months ended December 31, 2021, included cash paid of $9.5 million to repurchase outstanding shares of our common stock. Our cash on hand, funds generated from operations, amounts available under our credit facility, and the ability to monetize our investment portfolio provide sufficient liquidity for our business.

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

We expect to continue to expand by opening new offices and warehouses and by hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may reduce our results from operations. COVID-19 may negatively affect market supply and demand, which will likely lower our financial results, and may adversely impact our ability to expand. We are uncertain as to the extent and duration of COVID-19’s impact to demand in the IT market for our products and services.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2021, compared to the three and nine months ended December 31, 2020

TECHNOLOGY SEGMENT

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales
Product	$414,448	$363,478	$1,134,658	$1,026,845
Services	62,527	52,092	178,976	149,308
Total	476,975	415,570	1,313,634	1,176,153

Cost of sales
Product	334,585	295,310	899,437	820,859
Services	37,907	31,939	109,203	92,935
Total	372,492	327,249	1,008,640	913,794

Gross profit	104,483	88,321	304,994	262,359

Selling, general, and administrative	73,413	62,377	210,369	190,519
Depreciation and amortization	3,569	3,115	11,292	9,916
Interest and financing costs	335	-	693	266
Operating expenses	77,317	65,492	222,354	200,701

Operating income	$27,166	$22,829	$82,640	$61,658

Adjusted gross billings	$685,031	$587,825	$1,982,162	$1,735,283
Adjusted EBITDA	$32,794	$27,876	$99,811	$77,312

Net sales: Net sales for the three months ended December 31, 2021, were $477.0 million compared to $415.6 million for the same period in the prior year, an increase of 14.8% or $61.4 million, due to increases in net sales from customers in the telecom, media and entertainment, healthcare, technology, and SLED, which was partially offset by decreases in net sales from customers in financial services. Product sales increased 14.0%, or $51.0 million, to $414.4 million. Services revenues increased 20.0%, or $10.4 million to $62.5 million compared to the same period in the prior year of $52.1 million due to increase in professional and managed services for the three months ended December 31, 2021.

For the nine months ended December 31, 2021, net sales increased 11.7%, or $137.5 million to $1.314 billion compared to $1.176 billion during the same period in the prior year. Product sales for the nine months ended December 31, 2021, increased 10.5%, or $107.8 million to $1.135 billion, and service revenue increased by 19.9%, or $29.7 million, to $179.0 million compared to $149.3 million during the same period in the prior year.

Adjusted gross billings increased 16.5%, or $97.2 million, to $685.0 million for the three months ended December 31, 2021, from $587.8 million for the same period in the prior year. The increase in adjusted gross billings was due, in part, to the SMP acquisition as well as higher demand from our current customers. For the nine months ended December 31, 2021, adjusted gross billings increased 14.2%, or $246.9 million, to $1.982 billion, from $1.735 billion for the same period in the prior year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2021, we had open orders of $852.9 million and deferred revenue of $121.0 million. As of December 31, 2020, we had open orders of $413.9 million and deferred revenue of $96.3 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve-month periods ended December 31, 2021, and 2020 are summarized below:

	Twelve Months Ended December 31,		Change
Revenue by customer end market:	2021	2020
Telecom, Media & Entertainment	29%	23%	6%
Healthcare	16%	14%	2%
SLED	15%	16%	(1%)
Technology	15%	18%	(3%)
Financial Services	9%	13%	(4%)
All others	16%	16%	0%
Total	100%	100%

	Twelve Months Ended December 31,		Change
Revenue by vendor:	2021	2020
Cisco Systems	38%	36%	2%
Dell EMC	8%	8%	0%
Juniper Networks	6%	5%	1%
NetApp	5%	4%	1%
HP Inc. & HPE	3%	4%	(1%)
Arista Networks	3%	4%	(1%)
All others	37%	39%	(2%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve-month period ended December 31, 2021, we had an increase in the percentage of total revenues from customers in the telecom, media and entertainment and healthcare industry, and decreases in the percentage of total revenues in the financial services, technology, and SLED markets. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor is derived from our top six suppliers. None of the vendors included within the “other” category exceeded 5% of total revenues.

Cost of sales: Cost of sales for the three months ended December 31, 2021, increased 13.8% or $45.2 million to $372.5 million compared to $327.2 million for the same period in the prior year. Our gross margin increased 60 basis points to 21.9% for the three months ended December 31, 2021, compared to 21.3% for the same period in the prior year. The increase in gross margin was driven by higher product margin, where a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services are recognized on a net basis, and higher service margin. Cost of sales for the nine months ended December 31, 2021, increased 10.4% or $94.8 million which is in line with the increase in net sales. For the nine months ended December 31, 2021, gross margin increased by 90 basis points to 23.2%, as compared to 22.3% for the prior year period, primarily due to higher service margin, and a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, which are recognized on a net basis.

Selling, general, and administrative: Selling, general, and administrative expenses of $73.4 million for the three months ended December 31, 2021, increased by $11.0 million, or 17.7% from $62.4 million for the same period in the prior year. Salaries and benefits increased $9.6 million, or 17.8% to $63.3 million, compared to $53.7 million during the prior year mainly due to an increase in variable compensation. Our technology segment had 1,521 employees as of December 31, 2021, a decrease of 30 from 1,551 as of December 31, 2020. Our headcount as of December 31, 2020, incorporates the addition of 102 employees from the December 31, 2020, acquisition of SMP. For the nine months ended December 31, 2021, selling, general, and administrative expenses increased by $19.9 million, or 10.4%, to $210.4 million compared to $190.5 million for the same period in the prior year. Salaries and benefits increased $17.5 million, or 10.6% to $182.1 million, compared to $164.6 million during the same period in the prior year.

General and administrative expenses increased $1.9 million, or 24.0%, to $10.0 million during the three months ended December 31, 2021, compared to the same period in the prior year, due to higher software license and maintenance fees, travel and entertainment as travel restrictions from COVID-19 have started to ease, and sales, property and other tax expenses. For the nine months ended December 31, 2021, general and administrative expenses increased $3.3 million, or 13.3%, to $28.2 million. The increase in general and administrative expenses was primarily due to an increase in travel and entertainment expenses, legal and professional fees and software license and maintenance. The provision for credit losses was $0.7 million lower than for the same period in the prior year.

Depreciation and amortization: Depreciation and amortization increased $0.5 million, or 14.6%, to $3.6 million during the three months ended December 31, 2021, as compared to $3.1 million in the prior year period primarily due to the amortization of the intangible assets acquired in our acquisition of SMP. For the nine months ended December 31, 2021, depreciation and amortization increased $1.4 million, or 13.9%, to $11.3 million as compared to $9.9 million for the same period in the prior year.

Interest and financing costs: Interest and financing costs were $0.3 million, and $0.7 million for the three and nine months ended December 31, 2021, an increase of $0.3 million and $0.4 million, respectively, as compared to the same periods in the prior year. The increase is primarily due to timing and amount of our borrowings from our WFCDF credit facility and borrowings on an installment payment arrangement. We had $58.8 million of recourse debt in our technology segment as of December 31, 2021, compared to no recourse debt as of December 31, 2020.

Segment operating income: As a result of the foregoing, operating income was $27.2 million, an increase of $4.3 million, or 19.0%, for the three months ended December 31, 2021, as compared to $22.8 million for the same period in the prior year. For the nine months ended December 31, 2021, operating income was $82.6 million, compared to $61.7 million for the same period in the prior year, an increase of $21.0 million, or 34.0%.

For the three months ended December 31, 2021, Adjusted EBITDA was $32.8 million, an increase of $4.9 million, or 17.6%, compared to $27.9 million for the same period in the prior year. Adjusted EBITDA was $99.8 million, an increase of $22.5 million, or 29.1%, for the nine months ended December 31, 2021, compared to $77.3 million for the same period in the prior year.

FINANCING SEGEMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net sales	$17,859	$12,034	$55,866	$39,563

Cost of sales	5,225	2,204	15,229	6,252

Gross profit	12,634	9,830	40,637	33,311

Selling, general, and administrative	3,461	3,013	9,784	11,227
Depreciation and amortization	28	28	84	84
Interest and financing costs	226	355	569	913
Operating expenses	3,715	3,396	10,437	12,224

Operating income	$8,919	$6,434	$30,200	$21,087

Adjusted EBITDA	$9,003	$6,519	$30,453	$21,358

Net sales: Net sales increased by $5.8 million, or 48.4%, to $17.9 million for the three months ended December 31, 2021, as compared to prior year results due to higher post contract sales from several early buyouts of assets under lease and higher month to month rents, which were partially offset by lower transaction gains. During the quarter ended December 31, 2021, we recognized net gains on sales of financial assets of $2.3 million. Net gains on the sale of financial assets for the quarter ended December 31, 2020, was $3.0 million and the proceeds from these sales were $67.5 million.

For the nine months ended December 31, 2021, net sales increased to $55.9 million, an increase of $16.3 million, or 41.2% as compared to the same period in the prior year of $39.6 million due to higher proceeds from sales of equipment, transactional gains, and month to month rents. During the nine months ended December 31, 2021, we recognized net gains on sales of financial assets of $15.6 million, which included several large transactions that closed in July 2021, and the proceeds received from these sales were $753.9 million. For the nine months ended December 31, 2020, we recognized net gains on sales of financial assets of $10.1 million, and the proceeds from these sales were $259.2 million.

At December 31, 2021, we had $171.1 million in financing receivables and operating leases, compared to $214.0 million as of December 31, 2020, a decrease of $43.0 million, or 20.1%.

Cost of sales: Cost of sales increased $3.0 million and $9.0 million for the three and nine months ended December 31, 2021, respectively, compared to the prior year results due to higher cost of sales on off-lease equipment and higher depreciation expense from operating leases. Gross profit increased by 28.5% to $12.6 million for the three months ended December 31, 2021, and increased by 22.0% to $40.6 million, for the nine months ended December 31, 2021, as compared to the prior year periods.

Selling, general and administrative: For the three months ended December 31, 2021, selling, general and administrative expenses increased $0.4 million or 14.9% to $3.5 million due to higher variable compensation. For the nine months ended December 31, 2021, selling, general and administrative expenses decreased $1.4 million or 12.9% compared to the prior year period, primarily due to decrease in the provision for credit losses and decrease in salaries and benefits, partially offset by a slight increase to general and administrative cost.

Interest and financing costs: Interest and financing costs decreased by 36.3% to $0.2 million for the three months ended December 31, 2021, and decreased by 37.7% to $0.6 million for the nine months ended December 31, 2021, compared to the prior year, due to a decrease in the average balance on total notes payable outstanding. Total notes payable for the financing segment comprised entirely of non-recourse debt was $43.6 million as of December 31, 2021, a decrease of $24.7 million, or 36.2%, as compared to $68.3 million as of December 31, 2020. Our weighted average interest rate for non-recourse notes payable was 3.68% and 3.57%, as of December 31, 2021, and 2020, respectively.

Segment operating income: As a result of the foregoing, both operating income and Adjusted EBITDA increased $2.5 million to $8.9 million and $9.0 million, respectively, for the three months ended December 31, 2021, as compared to the prior year period. For the nine months ended December 31, 2021, both operating income and Adjusted EBITDA increased by $9.1 million to $30.2 million and $30.5 million, respectively, for the nine months ended December 31, 2021, as compared to the same period in the prior year.

CONSOLIDATED

Other income: Other income and expense for both the three and nine months ended December 31, 2021, was an expense of $0.2 million and $0.4 million, respectively, due to unfavorable foreign exchange rates, compared to an income of $0.8 million and $1.1 million in the three and nine month periods in the prior year, respectively.

Income taxes: Our provision for income tax expense was $9.5 million and $31.1 million for the three and nine months ended December 31, 2021, as compared to $8.4 million and $25.0 million for the same periods in the prior year. Our effective income tax rates for the three and nine months ended December 31, 2021, were 26.4% and 27.7%, compared to 28.1% and 29.8% for the three and nine months ended December 31, 2020, respectively. The change in our effective income tax rate for the nine months ended December 31, 2021 compared to the same period in the prior year was primarily due to a prior year unfavorable adjustment to the federal benefit from state taxes.

Net earnings: The foregoing resulted in net earnings of $26.4 million for the three months ended December 31, 2021, an increase of $4.8 million, or 22.1%, as compared to $21.6 million during the three months ended December 31, 2020. For the nine months ended December 31, 2021, net earnings were $81.4 million, an increase of $22.5 million, or 38.3%, as compared to $58.8 million for the same period in the prior year.

Basic and fully diluted earnings per common share was $0.99 and $0.98, respectively, for the three months ended December 31, 2021, an increase of 22.2% and 21.0% as compared to $0.81 for both basic and fully diluted earnings per common share, for the three months ended December 31, 2020. For the nine months ended December 31, 2021, basic and fully diluted earnings per common share were $3.05 and $3.03, an increase of 38.0% and 37.7%, as compared to $2.21 and $2.20, respectively, for nine months ended December 31, 2020.

Non-GAAP diluted earnings per share increased 23.6% to $1.10 for the three months ended December 31, 2021, as compared to $0.89 for the three months ended December 31, 2020. Non-GAAP diluted earnings per share increased 36.2% to $3.38 for the nine months ended December 31, 2021, as compared to $2.48 for the nine months ended December 31, 2020.

Weighted average common shares outstanding was 26.7 million in the calculation of basic earnings per common share for both the three- and nine-months ended December 31, 2021, and 26.9 million in the calculation of diluted earnings per common share for both the three- and nine-months ended December 31, 2021. Weighted average common shares outstanding used in the calculation of basic earnings per common share, was 26.7 million for both the three- and nine-months ended December 31, 2020, and 26.8 million in the calculation of diluted earnings per common share for both the three- and nine-months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OVERVIEW

We finance our operations through funds generated from operations and through borrowings. We use those funds to meet our capital requirements, which have historically consisted primarily of working capital for operational needs, capital expenditures, purchases of equipment for lease, payments of principal and interest on indebtedness outstanding, acquisitions and the repurchase of shares of our common stock.

Our borrowings in our technology segment are primarily through our WFCDF credit facility. Our borrowings in our financing segment are primarily through secured borrowings that involve transferring all or part of the contractual payments due to us to third-party financing institutions.

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

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$(121,542)	$5,244
Net cash used in investing activities	(18,448)	(30,659)
Net cash provided by financing activities	115,996	26,382
Effect of exchange rate changes on cash	(2)	(735)
Net increase (decrease) in cash and cash equivalents	$(23,996)	$232

Cash flows from operating activities: We used $121.5 million in operating activities during the nine months ended December 31, 2021, compared to $5.2 million provided by operating activities for the nine months ended December 31, 2020. See below for a breakdown of operating cash flows by segment (in thousands):

	Nine Months Ended December 31,
	2021	2020
Technology segment	$(112,740)	$43,694
Financing segment	(8,802)	(38,450)
Net cash provided by (used in) operating activities	$(121,542)	$5,244

Technology segment: In the nine months ended December 31, 2021, our technology segment used $112.7 million from operating activities primarily due to increases in our accounts receivable of $123.4 million and inventories of $77.9 million, offset by net earnings. Additionally, we had net borrowing on the floor plan component of our credit facility of $59.0 million. We use this facility to manage working capital needs. We present changes in this balance as financing activity in our consolidated statement of cash flows.

In the nine months ended December 31, 2020, our technology segment provided $43.7 million from operating activities primarily due to cash generated from earnings. Additionally, we had net borrowing on the floor plan component of our credit facility of $44.1 million.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology segment:

	As of December 31,
	2021	2020
(DSO) Days sales outstanding (1)	67	62
(DIO) Days inventory outstanding (2)	21	13
(DPO) Days payable outstanding (3)	(41)	(51)
Cash conversion cycle	47	24

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

Our cash conversion cycle increased to 47 days at December 31, 2021, compared to 24 days at December 31, 2020. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO decreased 10 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date. Our DSO increased to 67 days, which reflects higher sales to customers with terms greater than or equal to net 60 days for the period ended December 31, 2021, as compared to the same period in the prior year. Our DIO increased to 21 days due to higher inventory balance. Inventory, which represents equipment ordered by customers but not yet delivered, increased 111.2% to $147.7 million as of December 31, 2021, up from $70.0 million as of March 31, 2021, partially due to ongoing projects with customers.

Financing segment: In the nine months ended December 31, 2021, our financing segment used $8.8 million from operating activities, primarily due to increases in accounts receivable of $8.8 million and financing receivables-net of $23.4 million, offset by net earnings. In the nine months ended December 31, 2020, our financing segment used $38.5 million from operating activities, primarily due to changes in financing receivables- net of $67.1 million, partially offset by earnings of $15.4 million and an increase in accounts payable trade of $12.5 million.

Cash flows related to investing activities: In the nine months ended December 31, 2021, we used $18.4 million from investing activities, consisting of $21.4 million for purchases of property, equipment and operating lease equipment offset by $2.9 million of proceeds from the sale of property, equipment, and operating lease equipment. In the nine months ended December 31, 2020, we used $30.7 million from investing activities, consisting of $27.1 million for the acquisition of SMP, $4.2 million for purchases of property, equipment and operating lease equipment offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: In the nine months ended December 31, 2021, cash provided by financing activities was $116.0 million, consisting of net borrowings on the floor plan component of our credit facility of $59.0 million and net repayments of non-recourse and recourse notes payable of $66.4 million, partially offset by $9.5 million in cash used to repurchase outstanding shares of our common stock. In the nine months ended December 31, 2020, cash provided by financing activities was $26.4 million consisting of net borrowings on floor plan facility of $44.1 million, net borrowings of non-recourse and recourse notes payable of $24.8 million, which was partially offset by repayment of $35.0 million in borrowings under the accounts receivable component of our Technology segment credit facility, $6.9 million in repurchase of common stock, and $0.6 million paid to the sellers of a prior acquisition.

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

CREDIT FACILITY – TECHNOLOGY SEGMENT

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with WFCDF. The WFCDF credit facility has a floor plan facility and a revolving credit facility.

On October 13, 2021, the Borrowers amended, restated and replaced in their entirety their then-existing credit agreements with WFCDF. The new credit facility is established by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

Please refer to Note 8 “Credit Facility and Notes Payable” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for additional information concerning our 2021 Credit Facility.

The loss of the 2021 Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor plan facility: We finance most purchases of products for sale to our customers through the floor plan facility. Once our customer places a purchase order with us and we have approved their credit, we place an order for the desired products with one of our vendors. Our vendors are generally paid by the floor plan facility and our liability is reflected in “accounts payable—floor plan” in our consolidated balance sheets.

Most customer payments to us are remitted to our lockbox accounts. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. We pay down the floor plan facility on three specified dates each month, generally 30-60 days from the invoice date. Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

As of December 31, 2021, and March 31, 2021, we had a maximum credit limit of $375.0 million and $275.0 million, respectively, and an outstanding balance on the floor plan facility of $157.7 million and $98.7 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of as accounts payable – floor plan.

Revolving credit facility: The outstanding balance under the revolving credit facility is presented as part of as recourse notes payable- current on our consolidated balance sheets. Our borrowings and repayments under the revolving credit facility are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of December 31, 2021, we had an outstanding balance under the revolving credit facility of $44.0 million. We did not have any outstanding balance under the revolving credit facility as of March 31, 2021. The maximum credit limit under this facility was $100.0 million as of both December 31, 2021, and March 31, 2021. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of December 31, 2021, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF credit facility bear interest at a market-based variable rate. As of December 31, 2021, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding our total purchases of 203,429 shares of ePlus inc. common stock during the nine months ended December 31, 2021, including a total of 147,999 shares purchased as part of the publicly announced share repurchase plans or programs. The numbers of shares and price per share for the prior periods presented in the table have been retroactively restated to reflect the stock split. See Note 11 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	-	$-	-	881,798	(2)
May 1, 2021 through May 27, 2021	1,998	$50.40	-	881,798	(3)
May 28, 2021 through May 31, 2021	-	$-	-	1,000,000	(4)
June 1, 2021 through June 30, 2021	88,690	$45.21	35,258	964,742	(5)
July 1, 2021 through July 31, 2021	62,798	$44.00	62,798	901,944	(6)
August 1, 2021 through August 31, 2021	-	$-	-	901,944	(7)
September 1, 2021 through September 30, 2021	-	$-	-	901,944	(8)
October 1, 2021 through October 31, 2021	-	$-	-	901,944	(9)
November 1, 2021 through November 30, 2021	-	$-	-	901,944	(10)
December 1, 2021 through December 31, 2021	49,943	$51.90	49,943	852,001	(11)

(1)
All shares acquired were in open-market purchases, except for 55,430 shares, out of which 1,998 were repurchased in May 2021 and 53,432 in June 2021 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of April 30, 2021, the remaining authorized shares to be purchased were 881,798.

(3)	As of May 27, 2021, the authorization under the then-existing share repurchase plan expired.
(4)
On March 18, 2021, the board of directors authorized the company to repurchase up to 1,000,000 shares of our outstanding common stock commencing on May 28, 2021, and continuing to May 27, 2022. As of May 31, 2021, the remaining authorized shares to be purchased were 1,000,000.

(5)
The share purchase authorization in place for the month ended June 30, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of June 30, 2021, the remaining authorized shares to be purchased were 964,742.

(6)
The share purchase authorization in place for the month ended July 31, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of July 31, 2021, the remaining authorized shares to be purchased were 901,944.

(7)
The share purchase authorization in place for the month ended August 31, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of August 31, 2021, the remaining authorized shares to be purchased were 901,944.

(8)
The share purchase authorization in place for the month ended September 30, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of September 30, 2021, the remaining authorized shares to be purchased were 901,944.

(9)
The share purchase authorization in place for the month ended October 31, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of October 31, 2021, the remaining authorized shares to be purchased were 901,944.

(10)
The share purchase authorization in place for the month ended November 30, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of November 30, 2021, the remaining authorized shares to be purchased were 901,944.

(11)
The share purchase authorization in place for the month ended December 31, 2021, had purchase limitations on the number of shares of up to 1,000,000 shares. As of December 31, 2021, the remaining authorized shares to be purchased were 852,001.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	ePlus inc. Amended and Restated Certificate of Incorporation, as last amended November 9, 2021.

3.2	Amended and Restated Bylaws of ePlus inc., as of September 1, 2021. (Incorporated herein by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2021)

10.1	ePlus 2021 Employee Long-Term Incentive Plan (updated to reflect the stock split effected December 13, 2021) as amended.

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

10.6	ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan (updated to reflect the stock split effected December 13, 2021) as amended.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 3, 2022	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 3, 2022	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)