Form 10-K
period 2022-03-31
EPLUS INC
filed 2022-05-26
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2021, was $1,355,245,489. The outstanding number of shares of common stock of ePlus as of May 23, 2022, was 26,818,561.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
the duration and ongoing impact of the novel coronavirus (“COVID-19”) pandemic, which could materially adversely affect our financial condition and results of operations and has resulted in governmental authorities imposing numerous unprecedented measures, and court opinions concerning the legality thereof, to contain the virus that has impacted and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and inflation, including increases in our costs and price increases to our customers which may result in adverse changes in our gross profit;

•
significant and rapid inflation may cause price, wage, and interest rate increases, as well as increases in operating costs which may impact the arrangements that have pricing commitments over the term of the agreement;

•	significant adverse changes in, reductions in, or loss of one or more of our larger volume customers or vendors;
•
supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling customer orders, or completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;

•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and regulatory laws and regulations;
•	remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•
reliance on third parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;

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

•	reduction of vendor incentives provided to us;
•
changes in the Information Technology (“IT”) industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), software as a service (“SaaS”) and platform as a service (“PaaS”);

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;

•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	the possibility of goodwill impairment charges in the future;
•	adapting to meet changes in markets and competitive developments;
•	increasing the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	managing a diverse product set of solutions in highly competitive markets with a number of key vendors;
•	increasing the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;
•	performing professional and managed services competently;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or response to, legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, sanctions, and trade agreements);
•	our contracts may not be adequate to protect us, and we are subject to audit which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•	maintaining our proprietary software and updating our technology infrastructure to remain competitive in the marketplace;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully perform due diligence and integrate acquired businesses;
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

GENERAL

ePlus inc., sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”, was founded in 1990. We conduct our operations through two business segments. Our technology segment sells IT hardware products, third-party software and maintenance contracts, our own and third-party advanced professional and managed services, and our proprietary software. Our financing segment operations primarily consist of the financing of IT equipment, software, and related services. Both segments sell to commercial entities, state and local governments, government contractors, and educational institutions.

OUR BUSINESS

We are a leading solutions provider that delivers actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable ePlus to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud in an evolving market. We also provide consulting, professional, and managed services, IT staff augmentation, and complete lifecycle management services including flexible financing and solutions in the areas of security, cloud, networking, data center, collaboration, and emerging technologies. We have been in the business of selling, leasing, financing, and managing IT and other assets for over 31 years.

Our primary focus is to deliver secure integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud while mitigating risk. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center and Collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of world class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Dell EMC, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT technologies that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our cloud/hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets. These solutions have expanded to include private marketplace experiences to our customers such as those on AWS.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay on the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including “as-a-service”, leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a bespoke customer experience that spans the continuum from fast delivery of competitively priced products, services, subsequent management, and upkeep, through to end-of-life disposal services. This approach permits ePlus to deploy sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. For the year ended March 31, 2022, the percentage of revenue by customer end market within our technology segment includes 29% for the telecommunications, media and entertainment industry, 16% for healthcare, 14% for the technology industry, 14% for state and local government, and educational institutions (“SLED”), and 9% for financial services. Sales to Verizon Communications Inc. represented 24%, 19%, and 15% of our net sales for the years ended March 31, 2022, 2021, and 2020, respectively. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology segment accounted for 95% of our net sales, and 74% of our operating income, while our financing segment accounted for 5% of our net sales, and 26% of our operating income for the year ended March 31, 2022.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We have identified and focused on several specific trends that we believe will create higher growth in the broader US IT market:

MULTI-CLOUD STRATEGY

Over the past several years, public, private and hybrid cloud architectures and cloud-enabled frameworks have become a core foundation of modern IT. Our strategy is to assist our customers in aligning cloud strategy with business objective, creating an enterprise cloud foundation, enabling multi-cloud capabilities, accelerating cloud migrations, modernizing the datacenter, and extending capabilities to the cloud, and optimizing cloud deployments along with their associated costs and security. We focus on being a guide to customers on their Journey to Modernization of applications, data, and platforms. This strategy leverages our strength in deploying private clouds, extending them to public cloud and incorporating the necessary elements of networking, security, and automation. By understanding our customers’ environment, applications, and business requirements, we deploy solutions that leverage the most appropriate technology on the most appropriate platform with the most appropriate consumption model. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with agile development (DevOps), application refactoring, and analytics. Our cloud strategy is tightly aligned with all our key strategic initiatives, including data center, security, networking, collaboration, and emerging technology.

INCREASING SOPHISTICATION AND INCIDENCES OF IT SECURITY BREACHES AND CYBER-ATTACKES

Over the last decade, cyber-attacks have become more sophisticated, numerous, and invasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets and business operations from a constant stream of advanced threats. Cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. Additional drivers include data privacy concerns of both user data and machine data as companies continue to pursue digital transformation via data science and analytics. We believe our customers are focused on maturing all aspects of cyber security, including information and physical security, data protection, threat management and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must identify their risks, select, and implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks while ensuring a data-centric security model that is scalable to meet today’s digital demands on premise, at the edge and in the cloud. Our ability to provide value-added and expert services to our customers in these areas helps us to create greater value for the customer via a security posture that extends across all digital technologies within an organization. The complex nature of security controls and their consumption opens opportunity for ePlus to engage in recurring subscription models with our customers that include both technology and the operational services designed and executed to help mitigate risk and mature an organizations’ cyber security posture.

DISRUPTIVE TECHNOLOGIES ARE CREATING COMPLEXITY AND CHALLENGES FOR CUSTOMERS AND VENDORS

The rapid evolution of disruptive technologies, and the speed by which they impact organizations’ IT platforms, has made it difficult for customers to effectively design, procure, implement, and manage their own IT systems. Disruption also increases the likelihood of security gaps leaving organizations vulnerable to attacks both internal and external. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient, and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement complex IT offerings, including managed services, security architecture, software-defined infrastructure, cloud platforms, converged and hyper-converged infrastructures, big data analytics, and data protection.

CUSTOMER IT DECISION-MAKING IS SHIFTING FROM IT DEPARTMENTS TO LINE-OF-BUSINESS PERSONNEL

As IT consumption shifts from legacy, on-premise infrastructure purchased upfront to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. Many of these service delivery models are beginning to transition to recurring annuity revenue streams payable over time, rather than upfront revenue. Our partners are also evolving by developing more annuity models through subscription and consumption-based models operating both on-premises and the cloud, which further enables our offerings.

LACK OF SUFFICIENT INTERNAL IT RESOURCES AT MID-SIZED AND LARGE ENTERPRISES, AND SCARCITY OF IT PERSONNEL IN CERTAIN HIGH-DEMAND DISCIPLINES

We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver business outcomes that rely on emerging technologies but lack the properly-trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time the prevalence of security threats, increased use of cloud platforms, software-defined networking, new architectures, rapid software development frameworks, the proliferation of mobile devices, dispersed workforces, employees working from home, bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions have made it difficult for IT departments to implement high-quality IT solutions.

REDUCTION IN THE NUMBER OF IT SOLUTIONS PROVIDERS

We believe that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are required to select IT solutions providers that can deliver complex multi-vendor IT solutions. Vendor and tooling consolidation is also trending whereby solutions providers can bundle and enhance the value of offerings while simplifying technology footprints.

INCREASING NEED FOR THIRD-PARTY SERVICES

We believe that customers are relying on third-party service providers, such as ePlus, to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.

COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles, and the entry of new competitors. Additionally, the market is subject to disruption from consolidation of existing market participants that will create larger competitors, by the introduction of disruptive technologies, and by other activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including vendors, consulting firms, international, national, and regional resellers, and service providers. Some of our competitors are direct marketers with little value-add and sell products as commodities, which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. Some Original Equipment Manufacturers (OEMs) are building and launching their own adoption and managed services to better ensure customer satisfaction and retainment. We face indirect competition from potential customers’ reluctance to move away from legacy systems, processes, and solutions providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model is shifting from an upfront sale to a recurring revenue model.

The leasing and financing markets are also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors’ captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers. Our competitors also may have access to more capital to fund more originations than us and may be better able to adapt to a rapidly changing interest rate environment.

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

OUR SOLUTIONS

TECHNOLOGY SEGMENT

•
IT sales: Our offerings consist of hardware, perpetual and subscription software, maintenance, software assurance, and internally provided and outsourced services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, cloud, network, security, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, which authorizes us to market their products and enables us to provide advanced professional and managed services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

•
Advanced professional and managed services: We provide a range of advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. Our solutions and services include the following:

•
Managed services proactively monitors and manages a broad range of technologies on-premises and in the cloud with services such as managed infrastructure, service desk, and Managed Power Protection. These solutions are built in a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on a an ITIL Framework with SOC 1/2 and HIPAA accreditation;

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

•
Technology Introduction and Deployment services help customers rapidly adopt and integrate key security controls and embrace efficiencies across technology types like network, endpoint, data, and cloud.

•
Managed Security Services help customers strengthen their information security profile with industry-leading tools, technology, and expertise - often at a fraction of the cost of in-house security resources. Services include Security Operations Center (SOC), Vulnerability Management, Managed Detection and Response (MDR), and Incident Response (IR).

•
Cloud Consulting Services is a global team of architects and consultants focused on assessing customer workloads for cloud, assisting with the selection of the appropriate cloud solution, design and build of cloud platforms, application modernization and migration, automation, and ongoing management and optimization of cloud platforms.

•
Cloud Hosted Services provide cloud-hosted offerings including Cloud Managed Backup and Cloud Disaster Recovery. These data protection offerings, delivered under SOC 2 Type 2 and HIPAA frameworks, are focused on delivering confidence to our customers in their ability to rapidly recover when incidents such as ransomware occur.

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

OUR COMPETITIVE STRENGTHS

BROAD SKILLSETS THAT CAN SCALE TO SUPPORT LARGE ADDRESSABLE MARKET

We sell IT solutions focusing on the data center, cloud, network, security, virtualization, and mobility segments of the industry, facilitated by our professional and managed service solutions. We primarily target our sales efforts toward middle-market and large commercial entities, state and local governments, education, and healthcare customers throughout the US and in certain markets in Europe and Asia. We believe IT departments in these organizations are facing pressure to deliver higher service levels with fewer resources, increasing their reliance on third-parties who can provide complex, multi-vendor technology solutions, such as our company.

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

DEEP EXPERTISE IN ADVANCED TECHNOLOGY TO ADDRESS CLOUD, SECURITY, SOFTWARE DEFINED NETWORKING, WIFI/5G, AND OTHER EMERGING IT TRENDS

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors that we leverage to help our customers achieve positive business outcomes. Across our company, our employees collectively hold nearly 5,000 certifications or accreditations. In particular, our highly skilled, experienced personnel include account executives, pre-sales and inside-sales staff trained on our broad solutions capabilities and category-focused subject-matter experts. Our approximately 375 technical employees hold nearly 3,000 certifications, with over 1,100 different titles, among over 100 vendors, with a heavy concentration in our top vendor partners.

STRATEGIC ABILITY TO DESIGN AND INTEGRATE CLOUD SOLUTIONS ACROSS MULTIPLE VENDORS

We believe our expertise across both data center and cloud architectures allows us to provide differentiated offerings in assisting our customers with their journey to the cloud. Combined with our established practices in networking and security, we are uniquely poised to help customers adopt a multi-cloud strategy utilizing our cloud cost management and FinOps framework to help overcome the inherent challenges. We leverage our strategic partnerships with leading vendors such as Amazon Web Services, Cisco Systems, Dell EMC, Hewlett Packard Enterprise, Microsoft, NetApp, Rubrik, and VMware in conjunction with our professional, managed and lifecycle services to help our customers achieve their desired business outcomes.

STRATEGIC INVESTMENTS IN EXPERIENCED CYBER SECURITY PRACTICIONERS TO GUIDE CUSTOMERS RISK MITIGATION STRATEGIES

We believe our organizational structure and resources in both security advisory services and technology teams best enable our consulting teams to deliver clear business outcomes for our customers looking to identify and mitigate risk to their organizations. While developing threats, new regulations and cyber liability insurance premiums continue to increase, putting pressure on stake holders and shareholders, we continue to invest in our service delivery capabilities and align with industry leading cyber security OEMs to help ensure our customers are accelerating their security programs and leveraging the latest capabilities to harden defenses and ensure preparedness against threats to their business.

PROVEN TRACK RECORD OF SUCCESSFULLY INTEGRATING ACQUISITIONS AND ACCELERATING GROWTH

We view acquisitions as an important factor in our strategic growth plan. Since 1997, we have successfully integrated nearly 30 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint.

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customer and vendor relationships, retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

FINANCIAL PERFORMANCE CHARACTERIZED BY GROWTH AND PROFITABILITY

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 6.4% on net sales and 9.3% for consolidated gross profit, respectively, from fiscal year 2018 to fiscal year 2022.

Through our organic expansion and acquisitions, we have increased our employee base by 26.7% from March 31, 2018 to March 31, 2022. The increase in our employee base has largely been in customer facing roles, which represented 91.3% of the total increase in headcount over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

BE OUR CUSTOMERS’ PARTNER OF CHOICE FOR COMPREHENSIVE IT AND LIFECYCLE SOLUTIONS, INCLUDING CONSULTING, MANAGED AND PROFESSIONAL SERVICES, AND FINANCING

We seek to become the primary provider of IT solutions and flexible financing solutions for each of our customers, whether on-premise, cloud, hybrid or as a service provider. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies, vendors, licensing, and service options are factors that will lead to a growing demand from existing customers. We have many experienced pre-sales engineers who engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities with access to many category-focused subject-matter experts, which allow them to sell in a consultative business outcome-based manner that increases the likelihood of cross-selling our solutions. Our account executives are supported by experienced and professional inside sales representatives. We believe that our bundled offerings are an important differentiating factor from our competitors.

We focus on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors. This expertise helps our customers develop their cloud capabilities including private, public, and hybrid deployments. We provide virtual desktop infrastructure, unified communications, collaboration, networking, security, storage, big data, mobility, converged and hyper-converged infrastructures, and managed services offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services and allows us to offer competitive pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

Our managed services portfolio expanded this year to include Managed SDWAN, Service Desk, Carrier Expense Management, Cloud Cost Optimization, Vulnerability Management as a Service (VMaas), Managed Unified Communication Manager (UCM), Hyperflex, Nutanix and Aruba monitoring and management. We have further increased our breadth and depth of engineering expertise through the integration of recent acquisitions, supplementing our Cisco service offerings, expanding our Netapp Enhanced Maintenance Support (EMS) portfolio, and adding support for additional market leading security solutions. We have also enhanced our Managed Services and consolidated all ePlus annuity-based service solutions into a single service management platform to enhance customer experience. Likewise, we have increased automation of Service Level Target reporting to ensure remediation and response are top-of-mind.

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

RECRUIT, RETAIN, AND DEVELOP EMPLOYEES

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to hire experienced sales representatives and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. While the current labor market is challenging, part of our growth strategy is to hire purposefully and enhance our technical and skill base through strategic acquisitions. Once recruited, we believe that that our culture, competitive performance-based compensation, policies, and labor practices contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus.

IMPROVE OPERATIONAL EFFICIENCIES

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations and engage in process re-engineering efforts to become more streamlined and cost effective.

RESEARCH AND DEVELOPMENT

We incur software development costs associated with maintaining, enhancing, or upgrading our proprietary software, which may be performed by internal or external IT development resources or by an offshore software-development company that we use to supplement our internal development team or various US-based consultants.

SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We actively seek to acquire new account relationships through personal relationships, electronic commerce, and leveraging our partnerships with vendors and targeted demand-generation activities to increase awareness of our solutions. We target middle-market and large commercial entities and state and local governments, and educational institutions. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

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

As of March 31, 2022, our sales force consisted of 588 sales, marketing and sales support personnel organized regionally across the US, UK, India, and Singapore.

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

In the US, our registered trademarks include e+®, ePlus®, Docpak®, Viewmark®, OneSource®, Where Technology Means More® and GRIT: Girls Re-Imagining Tomorrow ®. We also have registered IGXGlobal®, and IGXGlobal an ePlus Technology, inc. Company® and certain variations thereon in the UK and the EU. We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We have over 20 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials. We believe our trademarks and copyrights have significant value and are an important factor in the marketing of our products.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Ingram Micro, Arrow Electronics, and TD SYNNEX are our largest distributors. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ location, which assists us in reducing inventory and minimizing shipping costs. For the year ended March 31, 2022, our three largest distributors accounted for over 35% of our purchases related to our technology segment net sales.

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

Credit Risk Loss Experience: During the fiscal year ended March 31, 2022, we decreased our allowance for credit losses by $102 thousand and incurred actual credit losses of $545 thousand. During the fiscal year ended March 31, 2021, we increased our allowance for credit losses by $1,436 thousand and incurred actual credit losses of $178 thousand.

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2022, we recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $973.0 million and deferred revenue of $116.9 million. As of March 31, 2021, we had open orders of $476.8 million and deferred revenues of $99.1 million. We expect that most of the open orders and approximately 74% of deferred revenue as of March 31, 2022, will be recognized within the next 12 months. Our backlog has increased year over year due to supply chain issues, including a shortage of IT products, that is causing delays in fulfilling some orders.

HUMAN CAPITAL

Our employees are an important resource for us, and their collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2022, we employed a total of 1,577 employees, including 1,524 in the US, 29 in India, 21 in the UK, and 3 in Singapore. We believe we have a good relationship with our employees. More than one-third of our employees have a tenure of six or more years, and over 20% have a tenure of more than 10 years. None of our employees are represented by a labor union.

OUR CULTURE

In the early days of the COVID-19 pandemic, our Chief Executive Officer introduced the motto of “Be Safe, Be Smart, and Be Kind.” to convey the timeless qualities that embody the culture we have spent 30 years building and which have been even more important during these past two years. We are committed to providing a workplace free of unlawful harassment or discrimination based on race, color, religion/religious creed, sex (including pregnancy, childbirth, or related medical conditions), gender, gender expression, gender identity, transgender, sexual orientation, national origin (including ancestry), age, marital status (including same-sex marriages), genetic information/predisposition/carrier status, physical or mental disability or medical condition, military/veteran status, or any other legally protected characteristic. Through our policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners with respect and equality for all persons consistent with the “Be Safe, Be Smart, and Be Kind” motto.

Corporate social responsibility is also an important part of our culture and we focus efforts around supporting the communities in which we live and work. A sample of our efforts include participating in One Tree Planted, Habitat for Humanity, and Be the Match. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow® in partnership with Cisco Systems, Inc. GRIT introduces diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cyber security and artificial intelligence. In 2022, GRIT kicked off a new program year at six schools across the country, with more than 90 students participating.

FUNCTIONAL AREAS OF OUR EMPLOYEE BASE

The functional areas of our employees are as follows:

	As of March 31,		Change
	2022	2021
Sales and marketing	588	589	(1)
Professional services	666	662	4
Administration	229	217	12
Internal IT	88	85	3
Management	6	7	(1)
	1,577	1,560	17

COVID-19 SAFETY

During the past two years, in response to the COVID-19 pandemic, we implemented a flexible work from home strategy for all our offices, designed to help keep our employees, their families, and our communities safer. We provided training and support to our employees during this time, especially for those who performed essential services onsite with customers and in our integration centers, supporting our customers, many of which are in critical infrastructure sectors themselves.

ATTRACTING TALENT

While we operate in a competitive labor environment, we believe that that our culture, policies and labor practices, and our competitive performance-based compensation contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. Each new employee receives a welcome box equipped with ePlus branded gifts to jump start their ePlus spirit. We have continued the flexible work from home strategy we adopted during the COVID-19 pandemic, and we anticipate evolving to varied hybrid models for the future of work.

TRAINING AND DEVELOPMENT

As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. New employees are assigned approximately 30 short training videos during their first eight months of employment, covering soft skills, compliance, and our specific business. All employees have access to ePlus University, which offers thousands of on-demand courses, from business and technical skills to leadership to compliance. We also provide live and recorded presentations from numerous in-house leaders and experts in a variety of topics, as well as in-person workshops on management skills and leadership. All employees are supported in, and expected to, remain current in the knowledge areas relevant to their position.

We value our employees’ growing their career and technical knowledge. Across our company, our employees collectively hold nearly 5,000 certifications or accreditations. In particular, our highly skilled, experienced personnel include account executives, pre-sales and inside-sales staff trained on our broad solutions capabilities and category-focused subject-matter experts. Our approximately 375 technical employees hold nearly 3,000 certifications, with over 1,100 different titles, among over 100 vendors, with a heavy concentration in our top vendor partners.

We recognize our employee successes in many ways. We award top performers in our sales and services departments with awards and gifts, including a “President’s Club” trip, which we expect to resume in summer 2022 after a two-year COVID-19-induced hiatus. We also promote employee engagement and recognition through our ePlus Recognition platform where employees can announce and/or thank other employees for their efforts and receive awards. In addition, we recognize support staff with our annual Executive Choice Awards, and our CEO Degrees of Excellence award, which recognizes employees who perform an exceptional act of community service. During the most recent fiscal year, each employee (except for our executive officers) received two special cash bonuses. In addition, we have developed career paths for most functional areas to illustrate the many career paths within ePlus.

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

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each person who was an executive officer of ePlus on March 31, 2022. There are no family relationships between any directors or executive officers of ePlus.

Name	Age	Position

Mark P. Marron	60	Chief Executive Officer, President, and Director

Elaine D. Marion	54	Chief Financial Officer

Darren Raiguel	51	Chief Operating Officer and ePlus Technology, inc. President

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

DARREN RAIGUEL– CHIEF OPERATING OFFICER AND EPLUS TECHNOLOGY INC. PRESIDENT

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

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of our larger customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. As of March 31, 2022, and 2021, our accounts receivable-trade balance included approximately 14% and 20%, respectively, concentration of invoices due from Verizon Communications Inc.

Supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling customer orders, completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results.

We depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. At present, there is a worldwide shortage of certain IT products resulting from shortages in semiconductors and other components of those products. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times and the predictability of lead times for delivery of products, the costs of products, and our ability to meet customer demands. As a result of longer lead times, some sales to customers have been deferred and we are carrying more inventory. Delays in product shipments may cause a delay in related services as well. We believe extended lead times will likely persist through at least the end of the calendar year. As a result, we may be at risk for customers cancelling orders and we may not be able to cancel our order with the supplier. If we are unable to mitigate these disruptions, our financial results may be adversely impacted. In addition, we have experienced some increases in prices from our suppliers and increases in wages. If we are unable to pass along these increases to customers, our financial results may be adversely impacted. We provide certain professional and managed services under fixed price contracts. If we fail to accurately estimate our costs, including due to inflation, the profitability of our contracts may be adversely affected.

Supply chain issues, including a shortage of IT products and available services, may increase our costs or cause a delay in purchasing IT products needed to support our internal infrastructure or operations, resulting in an impact on our technology operations and availability of our IT systems, which could result in a materially adverse effect on our operations and financial results.

We may not be able to hire and/or retain personnel that we need.
To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. We are currently experiencing an increasingly competitive labor market not only for our sales, marketing, and engineering roles, but for all our roles including support and administrative positions. We are uncertain if the competitive labor environment will continue or if COVID-19 and/or the ongoing “great resignation” occurring in the US economy will impact it in the future. Additionally, the loss of senior leaders or the failure to successfully implement a succession plan could adversely affect our ability to manage operations and execute strategies.
In addition, changes to immigration laws, prior to, because of, and subsequent to COVID-19 may impact our ability to hire or retain talent. Changes in laws relating to non-compete and non-solicitation agreements make it difficult to manage hiring and retention. In some cases, our competitors have required their employees to agree to such agreements as part of their employment, and in some cases, we may not be able to enforce similar restrictions; both scenarios present challenges and costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering team.

Actual or anticipated epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ and suppliers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the impact of the disease caused by the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization, or the actual or public perception of the risks related to any epidemic, pandemic, outbreak, or other public health crisis. The risk of COVID-19 pandemic, or public perception of the risks associated with the COVID-19 pandemic, could cause customers to delay or cancel orders, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products and services to our customers. Quarantines or other cancellations of public events as well as governmental containment actions could also adversely affect our customers’ financial condition, resulting in reduced spending for the products and services we sell or uncollectible accounts receivable, leases or notes receivable or our customers’ ability to receive goods we ship to their locations. Moreover, the COVID-19 pandemic has resulted in a high percentage of our employees working from home, which could adversely affect our ability to adequately staff and manage our businesses. Risks or regulations related to an epidemic, pandemic, or other health crisis, such as COVID-19, have and may continue to lead to the complete or partial closure of one or more of our offices or configuration centers or the operations of our customers or our sourcing partners. Office closures of our customers may reduce our ability to provide onsite professional services and staffing. The ultimate extent to which the current COVID-19 pandemic, future mutations of the virus, and the efficacy of the vaccine and/or boosters will affect the financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and duration of the current pandemic.

We began monitoring the COVID-19 outbreak and following the guidance of public health authorities in January 2020. We continue to adapt our protective measures in response to the COVID-19 outbreak that is taking place world-wide. These measures include permitting employees work from home to the extent their job function enables them to do so, asking some employees to self-quarantine at home, and adjusting our facilities’ janitorial and sanitary policies. We have and may from time to time continue to include various health-related measures, such as requiring employees and visitors to undergo a health screening or wear a mask. In addition, our employees may have health issues related to COVID-19 and may have unpredictable work schedules due to childcare responsibilities as many schools and childcare centers may modify their on-premise availability. We are regularly revisiting the measures we are taking in response to the evolving COVID-19 pandemic, and we are likely to take additional action in response to the various requirements and recommendations of governmental, other health authorities, or our customers, who may require mandatory vaccinations. Existing measures and any future actions, such as renewed Stay at Home orders, may result in a disruption to our business.

As our employees return to the workplace, we may face challenges implementing newly required processes, technologies, and procedures specific to COVID-19, including paid time off laws and health screenings. Additionally, as facts, guidance and perception are rapidly changing, we may face challenges responding to actual or possible COVID-19 exposure in the workplace, training managers to address an anticipated uptick in leave and accommodation issues and issuing corporate communications to effectively assuage and respond to employee concerns regarding COVID-19.

Breaches of data security and the failure to protect our information technology systems and confidential information from cybersecurity threats, our ability to maintain compliance with data privacy laws and regulations, or misuse of our customers’ or employees’ information could adversely impact our business.

Our business involves the storage and/or transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers, and others. In addition, we rely on our vendors that provide goods and services to us to have adequate security measures in place to protect our operations. Also, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also may have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers with whom we share confidential information grows, we could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including ransomware attacks and other types of cyberattacks. The evolving nature of such threats, considering new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

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

Third parties, such as hackers, could circumvent or sabotage the security practices and products used in our product and service offerings, and/or the security practices or products used in our internal IT systems, which could result in disclosure of sensitive or personal information, unauthorized procurement, or other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party that can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the impact and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

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

A substantial portion of our revenue within our technology segment depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 39%, 36%, and 40% of our technology segment net sales for the years ended March 31, 2022, 2021, and 2020, respectively. Products manufactured by NetApp, Hewlett Packard Enterprise, HP Inc., Juniper Networks, Dell/EMC, and Arista Networks, collectively represented approximately 23% - 25% of technology segment net sales for the last three years. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, changes to or the addition of trade laws, duties or tariffs, currency fluctuations, significant labor disputes such as strikes, natural disasters, political or social unrest, international conflicts, such as Russia’s invasion of Ukraine, pandemics, (such as the COVID-19 pandemic) or other public health crises, or other adverse events affecting any of our vendors’ facilities, could disrupt our supply chain. We are experiencing product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. In addition, we are experiencing price increases from our suppliers as a result of an inflationary environment. Our intention is to pass along the price increases to our customers but that may not be possible for all cost increases. Some manufacturers and suppliers have instituted policies to disallow order cancellations. We may be at risk if a customer cancels an order with us, and we cannot cancel our order with the supplier.

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

We rely on arrangements with third parties to perform certain professional services, staffing services, managed services, maintenance, warranties, configuration services, and other services for our customers. If these third-parties do not perform these services in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of or security weaknesses in our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected. In addition, the acquisition of third-party companies by our competitors may impact our revenue.

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

Many of our customers may be susceptible to economic slowdowns or recessions and may be unable to pay for their purchases or repay the leases or note receivable to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net earnings, and assets in our financing segment. Unfavorable economic conditions including inflation and/or an increase in interest rates also could increase our financing segment’s funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

The terms of our Credit Facility or lines of credit with our vendors or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology segment, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC or “WFCDF”. This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility: (1) a floor plan facility and (2) a revolving credit facility. As of March 31, 2022, the facility agreement had an aggregate limit of the two components of $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

The loss of the technology segment’s credit facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met each quarter and either party may terminate the agreement for any reason with 90-days’ notice. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

An economic downturn or recession may negatively impact WFCDF’s willingness to extend credit to us at the current credit limit or an increase in credit limit thus restricting our working capital. We also have lines of credit with our vendors for the purchase of goods and services for resale or internal use. The loss or decrease of our working capital facility or lines of credit with our vendors may have a material adverse effect on our business, results of operations and financial condition.

We may experience a reduction in incentives offered to us and earned by us from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that adversely affects us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods, or if we do not comply with the terms of these programs, or do not sell certain products that earn the incentive, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. Various factors including COVID-19, supply chain constraints and staffing challenges may affect our ability to meet these volume requirements and may affect our and our vendors’ ability to engage in marketing programs. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

We may fail to innovate or create new solutions which align with changing market and customer demand, and we face substantial competition from other companies.

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

We depend heavily upon the accuracy and reliability of our information, telecommunication, cybersecurity, and other systems which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. We may not properly select or implement software, such as our implementation of a new lease accounting software expected to be completed later this year, which may result in the lack of data integrity in or between systems, increase our costs or impair our control environment or other negative impacts on our business or results. We may need to implement new software, or make changes to existing software and processes, to be compliant with rapidly evolving data privacy laws, which may incur costs and impact data integrity.  The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

Our managed services business requires us to monitor our customers’ devices on their networks across varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims. In addition, we rely on our managed services personnel to perform this service. Illness, including from COVID-19, or insufficient staffing, improper training, performance, or supervision may negatively affect the services we provide our customers resulting in decreased revenue and the potential for litigation.

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

Our software products, or automation solutions, may be circumvented or sabotaged by third parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity to our proprietary software solutions because of a power loss at our data center, interruption in internet availability, or defects in our software. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that would be detrimental to our reputation and to our business.

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

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge particularly if the pandemic requires most tasks be completed remotely, and integration may divert management’s attention from other business concerns, and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our earnings and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural or business environment issues, or that may not have adequate internal controls as may be required by law.

If we acquire a company that does not fit culturally, strategically, or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations, or cash flows. The unpredictability of the economic impact of COVID-19 and inflation will also make it difficult to properly value or anticipate the future success of acquisition targets and impact our overall growth strategy.

A natural disaster or other adverse event at one of our primary configuration centers or a third-party provider location could negatively impact our business.

We have configuration centers in the US and third-party providers in the UK and Netherlands. The configuration centers contain inventory owned by us and our customers, which serve as distribution centers for orders we do not drop ship directly to the customer. We perform services in those configuration centers such as product configuration services, and warehouse and logistics services. If the configuration centers or surrounding infrastructure were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service or the loss of inventory at that location, and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate in facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

Our earnings may fluctuate, which could adversely affect the price of our common stock.

Our earnings are susceptible to fluctuations for several reasons, including, but not limited to, variability in the timing of large transactions in our technology and financing segments, product constraints, inflation, and the risk factors discussed herein. In addition, our cost structure is based, in part, on expected sales and gross profit. Therefore, if we experience any unexpected sales or gross profit shortfall, we may not be able to adjust our cost structure rapidly which could have an adverse effect on our business, results of operations or cash flows. In the event our sales or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

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

If market and economic conditions deteriorate as a result of COVID-19 or otherwise, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the charge is taken. As of March 31, 2022, we had goodwill and other intangible assets of $126.5 million and $27.3 million, respectively.

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

Our results of operations are largely dependent upon the state of the economy. Global economic weakness, inflation, and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US.

An agreement was reached between the UK and the EU in relation to their future relationship in certain areas following the Referendum on the UK’s Membership of the EU (referred to as “Brexit”), which included a new trade and cooperation agreement relating principally to the free trade in goods (the “EU-UK Trade and Cooperation Agreement”). While the EU-UK Trade and Cooperation Agreement provides clarity in respect of the free trade in goods between the UK and the EU, there remain uncertainties related to the stability and effects of the new relationship. Potential adverse consequences of Brexit and the uncertainties around EU-UK Trade and Cooperation Agreement include global market uncertainty, volatility in currency exchange rates, additional costs and operational burdens associated with increased operational restrictions on imports and exports between the UK and other countries and potentially increased regulatory complexities, each of which could have a negative impact on our business, financial condition, or results of operations. We have established two subsidiaries in the Netherlands to help address future developments, as needed, for Brexit, which could add complexity to our international operations as well as result in higher costs associated with serving our customers.

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

We rely on lenders to fund financing transactions we originate with our customers. Loss of any lender or group of lenders may significantly impact our ability to originate financing transactions, which may negatively impact our financial condition. In addition, our lenders may no longer be willing to provide funding under our current terms and conditions and may demand new terms and conditions that negatively impact our ability to consummate a financing transaction with our customers. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees, or lessees in certain market segments that may experience headwinds.

The resurgence of COVID-19 may result in a tightened credit market, which may impede our ability to fund on a recourse or non-recourse basis certain of our lesser credit quality customers or other general customers. This may result in less earnings, use of our own cash, or lesser credit quality in our financing portfolio.

Changes in the IT industry, customers’ usage, or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services we sell.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, PaaS, software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin, or on a ratable basis. Over the past several years, we have seen a significant increase in adjusted gross billings recorded on a net basis and a ratable basis due to the industry shift to ‘as a service’ offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on our results of operations.

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

Our operations are subject to numerous US and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, patent and copyright, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. We are also subject to a vast number of pending laws, such as state privacy laws, and securities laws such as the Securities and Exchange Commissions’ proposed rules on climate-related disclosures and proposed amended rules on cybersecurity risk management. Compliance with these laws, regulations, and similar requirements may be onerous and expensive. The laws and regulations may be inconsistent from jurisdiction to jurisdiction and may be repeatedly and unpredictably modified or rescinded by legislative bodies, regulatory agencies, and/or courts, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that our employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures. Additionally, as our customers and vendors implement policies and processes for their own compliance with current and pending laws and regulations, they may impose requirements on us, which we may not be able to timely and cost-effectively fulfill.

In addition, many countries and state and local governments have issued orders to combat COVID-19. These orders may mandate or recommend office closures, telework, or health or safety actions, such as social distancing in the workplace, masks, or health screening. The orders unpredictably change, and each order is different and must be interpreted and applied to the jurisdiction. Additional risk may arise from these orders as they are lifted or changed which may include office closures, closures at customers sites, and additional Stay at Home orders or mandated or recommended safety actions. Additionally, many employment related regulations, such as leave and accommodation matters, have been issued by federal, state, and local governments. These regulations continue to undergo revisions. We may fail to interpret or follow the regulations or orders properly which may result in sanction, penalties, fines, or litigation.

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

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. In addition, order cancellations by our customers may result from product constraints, COVID-19, or the economic consequences thereof. While we may mitigate risk through our contracts, if orders are cancelled by our customers, we may have an increased risk of dispute resulting in non-payment. Such disputes may be complicated by novel legal arguments relating to contract enforceability, such as the application of force majeure, impossibility or impracticability of performance, and frustration of purpose. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

We also are subject to audits by various vendor partners and customers, including government agencies, relating to purchases and sales under various contracts. In addition, we are subject to indemnification claims under various contracts.

We face risks of claims from third parties for intellectual property infringement, including counterfeit products, that could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third parties and/or are counterfeit products. In addition, the current product constraint environment may foster more counterfeit product availability and we may be subject to claims by our customers, vendors, or suppliers for unknowingly selling these types of products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or indemnification; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event of such claims, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

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

The legal and associated costs to protect our intellectual property in the US and foreign jurisdictions may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty in recouping any of the amounts expended regardless of the outcome of any action.

RISKS RELATED TO OWNERSHIP OF OUR STOCK

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock, or issue other negative commentary about us or our industry. If one or more of the analysts that publish research about us cease coverage, we could lose visibility in the market, or such discontinuance may be viewed negatively by the market. As a result of one or more of these factors, the trading price of our common stock could decline. In the event our future performance does not meet the expectations of such analysts and/or estimates included in their reports, the trading price of our common stock could decline.

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

As of March 31, 2022, we leased approximately 252 thousand square feet of space of office and warehouse space across 33 different properties in the US, UK, and India. Some of our subsidiaries operate in shared office space to support sales, marketing activities and produce cost efficiency. Some sales and technical service personnel work from either home offices or at customer sites. Our largest office location is our headquarters in Herndon, Virginia. The lease contract on this space terminates on December 31, 2022. We believe that our office and warehouse spaces are suitable and adequate for our present needs. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased properties with equivalent properties.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 9, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On March 31, 2022, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 23, 2022, there were 168 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2022, and 2021. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”), out of funds legally available. Generally, we have retained our earnings for use in the business. We currently intend to retain future earnings to fund ongoing operations and finance the growth and development of our business. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our total purchases of 283,420 shares of ePlus inc. common stock during the fiscal year ended March 31, 2022, including a total of 227,990 shares purchased as part of the publicly announced share repurchase plans or programs. The numbers of shares and price per share for the prior periods presented in the table have been retroactively adjusted to reflect the stock split. See Note 1 “Organization and Summary of Significant Accounting Policies” and Note 11 “Stockholders’ Equity” in the consolidated financial statements included elsewhere in this report for additional information on the stock split.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 through April 30, 2021	-	$-	-	881,798	(2)
May 1, 2021 through May 27, 2021	1,998	$50.40	-	881,798	(3)
May 28, 2021 through May 31, 2021	-	$-	-	1,000,000	(4)
June 1, 2021 through June 30, 2021	88,690	$45.21	35,258	964,742	(5)
July 1, 2021 through July 31, 2021	62,798	$44.00	62,798	901,944	(6)
August 1, 2021 through August 31, 2021	-	$-	-	901,944	(7)
September 1, 2021 through September 30, 2021	-	$-	-	901,944	(8)
October 1, 2021 through October 31, 2021	-	$-	-	901,944	(9)
November 1, 2021 through November 30, 2021	-	$-	-	901,944	(10)
December 1, 2021 through December 31, 2021	49,943	$51.90	49,943	852,001	(11)
January 1, 2022 through January 31, 2022	79,991	$51.78	79,991	772,010	(12)
February 1, 2022 through February 28, 2022	-	$-	-	772,010	(13)
March 1, 2022 through March 31, 2022	-	$-	-	772,010	(14)

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
(4)
On March 18, 2021, the board of directors authorized the company to repurchase up to 1,000,000 shares of our outstanding common stock commencing on May 28, 2021 and continuing to May 27, 2022. As of May 31, 2021, the remaining authorized shares to be purchased were 1,000,000.

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

(12)
The share purchase authorization in place for the month ended January 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of January 31, 2022, the remaining authorized shares to be purchased were 772,010.

(13)
The share purchase authorization in place for the month ended February 28, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of February 28, 2022, the remaining authorized shares to be purchased were 772,010.

(14)
The share purchase authorization in place for the month ended March 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of March 31, 2022, the remaining authorized shares to be purchased were 772,010.

The timing and expiration date of the share repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (“financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the related notes included elsewhere in this report.

For a discussion of results for the year ended March 31, 2021 compared to the results for the year ended March 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the Securities and Exchange Commission on May 21, 2021.

On December 13, 2021, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts have been retroactively adjusted for this stock split.

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We provide leading IT products and services, flexible leasing and financing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes.

We design, implement, and provide IT solutions for customers. We focus primarily on specialized IT segments including data center infrastructure, networking, security, cloud, and collaboration. Our solutions incorporate hardware and software products from multiple leading IT vendors. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing and emerging key vendors.

We are an authorized reseller of over 1,000 vendors, which have enabled us to provide our customers with new and evolving IT solutions. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

BUSINESS TRENDS

COVID-19 pandemic update: The novel coronavirus (“COVID-19”) pandemic continues to have widespread impacts on global society, economies, financial markets, and business practices. Federal, state, and local governments and public health authorities have required and may in the future require measures to contain the virus, including rules related to vaccine status, social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, safety-related modifications to workplaces, supply chain logistical changes, and closure of non-essential businesses.

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

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; the impact of variants; governmental, business, and individuals’ actions in response to the pandemic; the efficacy of vaccines and boosters; the willingness of people to be inoculated; potential vaccine-related regulations; court rulings; and the impact on economic activity including the possibility of recession, inflation, or financial market instability. These factors may adversely impact business and government spending on technology as well as our customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions. Refer to Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Inflation: For the periods presented herein, we have experienced increases in prices from our suppliers as well as rising wages and interest rates. We generally have been able to pass price increases to our customers. Our labor costs related to services we perform will take longer to pass to customers that have services engagements where prices may be set. Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. There can be no assurances, however, that inflation would not have a material impact on our sales, gross profit, or operating costs in the future.

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

The following table provides our key business metrics (in thousands, except per share amounts):

	Year Ended March 31,
Consolidated	2022	2021	2020
Net sales	$1,821,019	$1,568,323	$1,588,404

Gross profit	$460,982	$393,554	$391,191
Gross margin	25.3%	25.1%	24.6%
Operating income margin	8.1%	6.8%	6.0%

Net earnings	$105,600	$74,397	$69,082
Net earnings margin	5.8%	4.7%	4.3%
Net earnings per common share - diluted	$3.93	$2.77	$2.57

Non-GAAP: Net earnings (1)	$117,964	$85,567	$82,167
Non-GAAP: Net earnings per common share - diluted (1)	$4.39	$3.19	$3.06

Adjusted EBITDA (2)	$170,004	$128,245	$119,359
Adjusted EBITDA margin	9.3%	8.2%	7.5%

Technology Segment
Net sales	$1,733,036	$1,507,954	$1,530,138
Adjusted gross billings (3)	$2,620,614	$2,263,865	$2,227,885

Gross profit	$408,153	$346,235	$340,588
Gross margin	23.6%	23.0%	22.3%

Operating income	$109,000	$75,665	$62,155
Adjusted EBITDA (2)	$131,353	$97,219	$85,840

Financing Segment
Net sales	$87,983	$60,369	$58,266

Gross profit	$52,829	$47,319	$50,603

Operating income	$38,316	$30,670	$33,124
Adjusted EBITDA (2)	$38,651	$31,026	$33,519

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

The following table provides our calculation of Non-GAAP Net earnings and Non-GAAP Net earnings per common share – diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2022	2021	2020
GAAP: Earnings before tax	$146,884	$106,906	$95,959
Share based compensation	7,114	7,167	7,954
Acquisition and integration expense	-	271	1,676
Acquisition related amortization expense	10,072	9,116	9,217
Other (income) expense	432	(571)	(680)
Non-GAAP: Earnings before provision for income taxes	164,502	122,889	114,126

GAAP: Provision for income taxes	41,284	32,509	26,877
Share based compensation	2,014	2,188	2,218
Acquisition and integration expense	-	78	490
Acquisition related amortization expense	2,803	2,730	2,487
Other (income) expense	120	(143)	(200)
Tax benefit (expense) on restricted stock	317	(40)	87
Non-GAAP: Provision for income taxes	46,538	37,322	31,959

Non-GAAP: Net earnings	$117,964	$85,567	$82,167

	Year Ended March 31,
	2022	2021	2020
GAAP: Net earnings per common share - diluted	$3.93	$2.77	$2.57

Share based compensation	0.20	0.19	0.22
Acquisition and integration expense	-	0.01	0.04
Acquisition related amortization expense	0.26	0.24	0.25
Other (income) expense	0.01	(0.02)	(0.02)
Tax benefit (expense) on restricted stock	(0.01)	-	-
Total non-GAAP adjustments - net of tax	0.46	0.42	0.49

Non-GAAP: Net earnings per common share - diluted	$4.39	$3.19	$3.06

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Year Ended March 31,
Consolidated	2022	2021	2020
Net earnings	$105,600	$74,397	$69,082
Provision for income taxes	41,284	32,509	26,877
Share based compensation	7,114	7,167	7,954
Interest and financing costs	928	521	294
Acquisition and integration expense	-	271	1,676
Depreciation and amortization	14,646	13,951	14,156
Other income (expense)	432	(571)	(680)
Adjusted EBITDA	$170,004	$128,245	$119,359

Technology Segment
Operating income	$109,000	$75,665	$62,155
Depreciation and amortization	14,535	13,839	14,016
Share based compensation	6,890	6,923	7,699
Interest and financing costs	928	521	294
Acquisition and integration expense	-	271	1,676
Adjusted EBITDA	$131,353	$97,219	$85,840

Financing Segment
Operating income	$38,316	$30,670	$33,124
Depreciation and amortization	111	112	140
Share based compensation	224	244	255
Adjusted EBITDA	$38,651	$31,026	$33,519

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

The following table provides our calculation of Adjusted gross billings (in thousands):

	Year Ended March 31,
	2022	2021	2020
Technology segment net sales	$1,733,036	$1,507,954	$1,530,138
Costs incurred related to sales of third party maintenance, software assurance and subscription/SaaS licenses, and services	887,578	755,911	697,747
Adjusted gross billings	$2,620,614	$2,263,865	$2,227,885

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

FINANCIAL SUMMARY

During the year ended March 31, 2022, net sales increased 16.1% to $1,821.0 million, or an increase of $252.7 million compared to $1,568.3 million in the prior fiscal year. Product sales for the year ended March 31, 2022, increased 15.7% to $1,580.4 million, or an increase of $214.2 million compared to $1,366.2 million in the prior year. Services sales during the year ended March 31, 2022, increased 19.0% to $240.6 million, or an increase of $38.5 million, over prior year services sales of $202.2 million. The increase in net sales was driven by higher product and service revenues along with higher proceeds from sales of leased equipment. We had increases in net sales to customers in the telecom, media and entertainment, healthcare, and smaller other categories of customers, which were offset by a decrease in net sales to customers in the financial services industry, during the year ended March 31, 2022, compared to the prior year.

Adjusted gross billings increased by 15.8%, or $356.7 million, to $2,620.6 million for the year ended March 31, 2022, compared to $2,263.9 million in the prior fiscal year. The increase in Adjusted gross billings was due to higher demand from our current customers, as well as from our acquisitions. Adjusted gross billings increased year over year at a faster rate than net sales due to a shift in mix to a higher proportion of third-party maintenance, software assurance, subscriptions/SaaS licenses, and services which we recognize revenue on a net basis.

Consolidated gross profit increased 17.1%, to $461.0 million, compared to $393.6 million in the prior fiscal year due to higher margins. Consolidated gross margin increased 20 basis points to 25.3% for the year ended March 31, 2022, compared to 25.1% for the year ended March 31, 2021. The increase in gross margin was due to expanded gross profit and margins of our technology segment, due to a shift in revenue mix resulting from our continued focus on value added services for our customers, including the increase in sales of our professional and managed services, and sales of third-party maintenance agreements, software assurance, subscriptions/SaaS licenses, and services. The increase in gross margin was partially offset by lower margins in our finance segment due to gains on several large transactions in the prior year.

For the year ended March 31, 2022, operating expenses increased $26.4 million, or 9.2%, to $313.7 million, as compared to $287.2 million in the prior year. The increase in operating expenses for the year ended March 31, 2022, was mainly driven by increased selling, general, and administrative costs with a slight increase in depreciation and amortization expense.

Selling, general, and administrative expense for the year ended March 31, 2022, increased $25.9 million, or 9.5%, to $297.1 million, mainly driven by an increase in salary and fringe benefits, slightly offset by a decrease in our reserve for credit losses. As of March 31, 2022, we had 1,577 employees, an increase of 1.1% from 1,560 as of March 31, 2021. Depreciation and amortization expense increased by $0.7 million and interest and financing costs decreased $0.1 million, due to a decrease in the average balance of non-recourse and recourse notes payable outstanding during the year.

Operating income increased $41.0 million, or 38.5%, to $147.3 million and operating margin increased by 130 basis points to 8.1%, as compared to the year ended March 31, 2021. The increase in operating income was due to a year over increase in gross profit offset by an increase in selling, general, and administrative expense.

Our effective income tax rate for the year ended March 31, 2022, was 28.1%, compared to 30.4% for the prior year. The decrease in our effective income tax rate year over year is primarily due to prior year unfavorable adjustments to the federal benefit from state taxes and non-deductible executive compensation.

Net earnings for the year ended March 31, 2022, increased 41.9% to $105.6 million, as compared to $74.4 million for the year ended March 31, 2021.

Adjusted EBITDA for the year ended March 31, 2022, was $170.0 million, an increase of $41.8 million, or 32.6%, compared to the prior year. Adjusted EBITDA margin was 9.3% for the year ended March 31, 2022, an increase of 110 basis points over the prior year.

For the year ended March 31, 2022, diluted earnings per share were $3.93, an increase of $1.16, or 41.9%, compared to the prior year of $2.77 per diluted share. Non-GAAP diluted earnings per share was $4.39 for fiscal year 2022, an increase of $1.20, or 37.6%, from $3.19 per diluted share in the prior year.

Cash and cash equivalents increased $25.8 million, or 19.9%, to $155.4 million as of March 31, 2022, compared to March 31, 2021. We increased our cash balance through earnings, which was partially offset by an increase in working capital required for the growth in our technology segment, an increase in our cash conversion cycle, and the repurchase of shares of our common stock of $13.6 million. Our cash on hand, funds generated from operations, amounts available under our credit facility and the possible monetization of our investment portfolio have provided sufficient liquidity for our business.

SEGMENT OVERVIEW

Our operations are conducted through two segments: technology and financing.

Technology Segment

The technology segment derives revenue from sales of product, project-related advanced professional services, managed services, and staff augmentation. The technology segment sells primarily to corporate customers, state and local governments, and higher education institutions on a nationwide basis, with geographic concentrations relating to our physical locations. The technology segment also provides internet-based business-to-business supply chain management solutions for information technology products.

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

Financing Segment

Our financing segment offers financing solutions to corporations, governmental entities, and educational institutions nationwide and in Canada, the UK, and several other European countries. The financing segment derives revenue from leasing IT, medical equipment and other equipment, and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance, and other services.

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

We are implementing a new cloud-based lease accounting application which will provide us with a platform for scalable growth, eliminate inefficient processes, and allow us to retire several legacy applications.

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

REVENUE RECOGNITION — When we enter contracts with customers, we are required to identify the performance obligations in the contract. We recognize most of our revenues from the sales of third-party products, third-party software, third-party maintenance, software support, and services, ePlus professional and managed services, and hosting ePlus proprietary software. Our recognition of revenue differs for each of these different types of performance obligations and identifying each performance obligation appropriately may require judgment.

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

We recognize revenue from sales of third-party maintenance, software support, and services when our customer and vendor accept the terms and conditions of the arrangement. On occasion, judgment is required to determine this point in time.

We provide ePlus professional services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. Using this method requires a determination of the appropriate input or output method to measure progress. We most often measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method. When using this method, significant judgment may be required to estimate the total costs to complete the performance obligation. We typically recognize sales of ePlus managed services on a straight-line basis over the period services are provided.

We recognize financing revenues from our investments in leases and notes receivable. We recognize interest income on our notes-receivable using the effective interest method.

We classify our leases as either sales-type leases or operating leases. For sales-type leases, upon lease commencement, we recognize the present value of the lease payments and the residual asset discounted using the rate implicit in the lease. When we are financing equipment provided by another dealer, we typically do not have any selling profit or loss arising from the lease. When we are the dealer of the equipment being leased, we typically recognize revenue in the amount of the lease receivable and cost of sales in the amount of the carrying value of the underlying asset minus the unguaranteed residual asset. We may need to use judgment to determine the fair value of the equipment. After the commencement date, we recognize interest income as part of net sales using the effective interest method. For operating leases, we recognize the underlying asset as an operating lease asset. We depreciate the asset on a straight-line basis to its estimated residual value over its estimated useful life. We recognize the lease payments over the lease term on a straight-line basis as part of net sales.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We estimate a loss rate for each pool using the historical loss rate as a basis and adjust for differences in asset specific risk and current conditions. Since the onset of the COVID-19 pandemic, we have measured our allowance using higher than historical loss rates to reflect forecasted credit deterioration. Should our actual credit losses be different from our estimates, this will result in adjustments to credit losses that could adversely affect our operating results.

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

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method. For each acquisition, we recognize most assets acquired, and liabilities assumed at their fair values at the acquisition date. Our valuations of certain assets acquired, including customer relationships and trade names, and certain liabilities assumed, such as performance obligations, involve significant judgment and estimation. Additionally, our determination of the purchase price may include an estimate for the fair value of contingent consideration. We utilize independent valuation specialists to assist us in determining the fair value of certain assets and liabilities. Our valuations utilize significant estimates, such as forecasted revenues and profits. Changes in our estimates could significantly impact the value of certain assets and liabilities.

RESULTS OF OPERATIONS

The Year Ended March 31, 2022, Compared to the Year Ended March 31, 2021

TECHNOLOGY SEGMENT

The results of operations for our technology segment for the years ended March 31, 2022, and 2021 were as follows (in thousands):

	Year Ended March 31,		Change
	2022	2021
Net sales
Product	$1,492,411	$1,305,789	$186,622	14.3%
Services	240,625	202,165	38,460	19.0%
Total	1,733,036	1,507,954	225,082	14.9%

Cost of sales
Product	1,175,789	1,036,627	139,162	13.4%
Services	149,094	125,092	24,002	19.2%
Total	1,324,883	1,161,719	163,164	14.0%

Gross profit	408,153	346,235	61,918	17.9%

Selling, general, and administrative	283,690	256,210	27,480	10.7%
Depreciation and amortization	14,535	13,839	696	5.0%
Interest and financing costs	928	521	407	78.1%
Operating expenses	299,153	270,570	28,583	10.6%

Operating income	$109,000	$75,665	$33,335	44.1%

Adjusted gross billings	$2,620,614	$2,263,865	$356,749	15.8%
Adjusted EBITDA	$131,353	$97,219	$34,134	35.1%

Net sales: Net sales for the year ended March 31, 2022, increased by $225.1 million, or 14.9%, to $1,733.0 million due to an increase in net sales to our customers in telecom, media and entertainment, healthcare, and smaller other categories of customers, which were offset by a decrease in net sales to customers in the financial services sector. Product sales increased 14.3%, or $186.6 million, to $1,492.4 million and services revenues increased 19.0%, or $38.5 million, to $240.6 million due to an increase in professional services for the year ended March 31, 2022, as compared to the prior year.

Adjusted gross billings increased to $2,620.6 million, or 15.8%, from $2,263.9 million in the prior year. The increase in Adjusted gross billings was due to an increase in organic demand from our customers in the telecom, media and entertainment, healthcare, and smaller other categories of customers, and our acquisition of Systems Management and Planning, Inc. (“SMP”) in December 2020.

We analyze sales by customer end market and by manufacturer. The percentage of net sales by customer end market and by vendor are summarized below:

	Year Ended March 31,		Change
Net sales by customer end market:	2022	2021
Telecom, Media & Entertainment	29%	25%	4%
Healthcare	16%	13%	3%
Technology	14%	17%	(3%)
SLED	14%	16%	(2%)
Financial Services	9%	13%	(4%)
All others	18%	16%	2%
Total	100%	100%

	Year Ended March 31,		Change
Net sales by vendor:	2022	2021
Cisco Systems	39%	36%	3%
Dell EMC	9%	7%	2%
Juniper Networks	5%	6%	(1%)
NetApp	5%	4%	1%
HP Inc. & HPE	3%	4%	(1%)
Arista Networks	3%	3%	0%
All others	36%	40%	(4%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the prior year, with over 80% of our sales being generated from customers within the five end markets specified above. For the fiscal year ended March 31, 2022, we had an increase in the percentage total revenues from customers in telecom, media and entertainment, and healthcare industries, while we had decreases in the percentage of total revenues in the financial service, technology, and SLED industries. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor are derived from our top six suppliers, which, when combined, is a fairly constant percentage of 60% or more of total revenues for the twelve-month periods ended March 31, 2022, and 2021.

Cost of sales: The 14.0% increase in cost of sales was due to the increase in product sales and a change in product sales mix, with a greater portion from sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues and cost of sales are presented on a net basis, and with a greater portion from services revenue, for which we have higher profit margins.

Gross profit: Gross profit increased 17.9%, to $408.2 million, compared to $346.2 million in the prior fiscal year due to higher margins. Gross margin on product sales increased 60 basis points to 21.2% due a shift in product mix to a greater proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services. The gross margin on services decreased 10 basis points to 38.0%. for the year ended March 31, 2022, due to a slight decrease in professional services gross margin, as compared to the prior year. Vendor incentives earned as a percentage of sales for the year ended March 31, 2022 increased by 20 basis points, which has a positive effect on gross margin, as compared to the prior year.

Selling, general, and administrative expenses: Selling, general, and administrative expenses of $283.7 million for the year ended March 31, 2022, increased by $27.5 million, or 10.7% compared to the prior year, mainly driven by an increase in salaries and benefits.

Salaries and benefits, including variable compensation, increased $24.1 million or 10.9% to $245.9 million, compared to $221.8 million during the prior year, due to higher variable compensation a result of the increase in gross profit. Our technology segment had 1,543 employees as of March 31, 2022, which is an increase of 17, or 1.1%, from 1,526 on March 31, 2021.

General and administrative expenses, increased $3.8 million, or 11.1%, to $37.6 million during the year ended March 31, 2022, compared to $33.9 million the prior year. Contributing to the year over year increase in general and administrative expense were increases in travel and entertainment, and software, subscription, and maintenance expenses.

Depreciation and amortization expense: Depreciation and amortization expense increased $0.7 million, or 5.0%, to $14.5 million during the fiscal year ended March 31, 2022, compared to $13.8 million in the prior year.

Interest and financing costs: Interest and financing costs were $0.9 million for the year ended March 31, 2022, compared to $0.5 million in the prior year.

Segment earnings: As a result of the foregoing, operating income increased $33.3 million, or 44.1%, to $109.0 million for the year ended March 31, 2022, compared to $75.7 million in the prior year and Adjusted EBITDA increased 35.1% to $131.4 million for the year ended March 31, 2022, compared to $97.2 million in the prior year.

FINANCING SEGMENT

The results of operations for our financing segment for the years ended March 31, 2022, and 2021 were as follows (in thousands):

	Year Ended March 31,		Change
	2022	2021
Net sales	$87,983	$60,369	$27,614	45.7%

Cost of sales	35,154	13,050	22,104	169.4%

Gross profit	52,829	47,319	5,510	11.6%

Selling, general, and administrative	13,427	15,053	(1,626)	(10.8%)
Depreciation and amortization	111	112	(1)	(0.9%)
Interest and financing costs	975	1,484	(509)	(34.3%)
Operating expenses	14,513	16,649	(2,136)	(12.8%)

Operating income	$38,316	$30,670	$7,646	24.9%

Adjusted EBITDA	$38,651	$31,026	$7,625	24.6%

Net sales: Net sales increased by $27.6 million, or 45.7%, to $88.0 million for the year ended March 31, 2022. The increase was due to higher post contract and portfolio revenue offset slightly by a decrease in other financing revenues. Post-contract revenue increased by $26.7 million to $50.5 million as compared to $23.8 million in the prior year due to proceeds from early lease buyouts and sales of off-lease equipment. Portfolio revenue increased $1.3 million to $17.8 million, due to increases in operating lease income offset by decreased sales-type lease earnings over the prior fiscal year. Other financing revenues decreased $4.1 million to $1.5 million, compared to the prior year primarily due to lower profit recognized from signing new lease extensions with customers where the prior lease was classified as an operating lease and the new modified lease was determined to be sales-type lease. Transactional gains increased $3.7 million to $18.2 million compared to the prior year driven by higher net gains on sale of notes receivable. Total proceeds from sales of financing receivables were $855.1 million and $364.0 million for the years ended March 31, 2022, and 2021, respectively.

Cost of sales: Cost of sales increased 169.4%, or $22.1 million, to $35.2 million for the year ended March 31, 2022, as compared to the prior year, due to an increase in the cost of equipment from early lease buyouts and sales of off-lease equipment of $18.2 million and an increase in operating lease depreciation of $3.7 million. Gross profit increased 11.6%, or $5.5 million, to $52.8 million primarily due to gains on several significant transactions.

Selling, general, and administrative expenses: Selling, general, and administrative expenses were $13.4 million and $15.1 million for years ended March 31, 2022, and 2021, respectively. This decrease of $1.6 million was driven by a reduction in our reserve for credit losses, and salaries and benefits. Our financing segment employed 34 people as of March 31, 2022 and 2021. Certain support functions for the financing segment are shared resources with the technology segment.

Interest and financing costs: Interest and financing costs decreased by $0.5 million, or 34.3%, to $1.0 million for the year ended March 31, 2022, as compared to the prior year. Our total notes payable for the financing segment decreased as of March 31, 2022, to $21.2 million from $56.1 million for the prior year. Our weighted average interest rate for our non-recourse notes payable was 3.59% as of March 31, 2022, compared to 3.35% for March 31, 2021.

Segment earnings: As a result of the foregoing, operating income increased $7.6 million, or 24.9%, to $38.3 million for the year ended March 31, 2022, as compared to the prior year. Adjusted EBITDA increased $7.6 million, or 24.6%, to $38.7 million for the year ended March 31, 2022, as compared to the prior year.

CONSOLIDATED

Other income: Other income and expense during the year ended March 31, 2022, netted to an expense of $0.4 million and included foreign exchange rate loss of $0.5 million. Other income and expense during the year ended March 31, 2021, was income of $0.6 million and included foreign exchange rate gain of $0.5 million and interest income of $0.1 million.

Income taxes: Our effective income tax rates for the years ended March 31, 2022, and 2021 were 28.1% and 30.4%, respectively. The decrease in our effective income tax rate year over year is primarily due to prior year unfavorable adjustments to the federal benefit from state taxes and non-deductible executive compensation.

Net earnings: Net earnings were $105.6 million for the year ended March 31, 2022, an increase of 41.9% or $31.2 million as compared to $74.4 million in the prior fiscal year. The net earnings increase was due primarily to the increase in operating profits from our technology segment, and a lower income tax rate in the current year compared to the year ended March 31, 2021.

Basic and fully diluted earnings per common share for the year ended March 31, 2022, were $3.96 and $3.93, respectively, and both increased 41.9% over the prior year. Basic and fully diluted earnings per common share were $2.79 and $2.77, respectively, for the year ended March 31, 2021.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.9 million, respectively, for year ended March 31, 2022. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.7 million and 26.8 million, respectively, for year ended and March 31, 2021.

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

Our borrowings in our technology segment are through our WFCDF credit facility. Our borrowings in our financing segment are primarily through secured borrowings that involve transferring all or part of the contractual payments due to us to third-party financing institutions.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(20,571)	$129,507
Net cash used in investing activities	(1,259)	(35,756)
Net cash provided by (used in) financing activities	47,176	(49,802)
Effect of exchange rate changes on cash	470	(618)
Net increase in cash and cash equivalents	$25,816	$43,331

Cash flows from operating activities

Our operating activities used $20.6 million during the year ended March 31, 2022, compared to providing $129.5 million during the year ended March 31, 2021. The following table provides a breakdown of operating cash flows by segment for the years end March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Technology segment	$(20,243)	$153,332
Financing segment	(328)	(23,825)
Net cash provided by (used in) operating activities	$(20,571)	$129,507

Technology Segment: During the year ended March 31, 2022, operating cash flows used by our technology segment were $20.2 million due to increases in working capital, primarily increases in inventories and accounts receivable, offset by earnings. Cash provided by the accounts payable – floor plan facility was $46.7 million. The accounts payable – floor plan is a facility used to manage working capital needs and we are required to present changes in this balance as financing activity in our consolidated statement of cash flows.

During the year ended March 31, 2021, operating cash flows provided by our technology segment were $153.3 million due to cash generated from earnings and changes in working capital. In addition, cash used by the accounts payable – floor plan facility was $34.4 million.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”). The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2022	2021
(DSO) Days sales outstanding (1)	69	69
(DIO) Days inventory outstanding (2)	25	15
(DPO) Days payable outstanding (3)	(46)	(47)
Cash conversion cycle	48	37

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

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our Technology segment at the end of the period divided by cost of Adjusted gross billings, product, and services for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2022 and 2021 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle increased to 48 days for March 31, 2022 compared to 37 days for March 31, 2021 as DIO increased by 10 days and DPO decreased by 1 day from March 31, 2021 to March 2022.

Inventory, which represents equipment ordered by customers but not yet delivered, increased 121.6% to $155.1 million as of March 31, 2022, up from $70.0 million as of March 31, 2021, partially due to ongoing projects with customers.

Financing Segment: During the year ended March 31, 2022, our financing segment used $0.3 million from operating activities, primarily due to an increase in accounts receivable and deferred costs and decreases in accounts payable, partially offset by net earnings.

During the year ended March 31, 2021, our financing segment used $23.8 million from operating activities, primarily due to the issuance of new financing receivables.

Cash flows related to investing activities

During the year ended March 31, 2022, we used $1.3 million from investing activities, consisting of $23.2 million for purchases of property, equipment, and operating lease equipment, partially offset by $21.9 million of proceeds from the sale of property, equipment, and operating lease equipment.

During the year ended March 31, 2021, we used $35.8 million from investing activities, consisting of $27.0 million for our acquisition of SMP and $11.5 million for purchases of property, equipment, and operating lease equipment, and partially offset by $2.8 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities

During the year ended March 31, 2022, financing activities provided $47.2 million. We had net repayments of notes payable in our technology segment of $6.7 million, offset by net borrowings of notes payable of $20.8 million by our financing segment. Additionally, we had cash inflows of $46.7 million from net borrowings on the floor plan facility and cash outflows of $13.6 million from the repurchase of common stock.

During the year ended March 31, 2021, we used $49.8 million from financing activities. We had net repayments on the accounts receivable component of our credit facility of $35.0 million, partially offset by net borrowings of non-recourse and recourse notes payable of $27.1 million by our financing segment. Contributing to cash outflows was net repayments on floor plan facility of $34.4 million, repurchase of common stock of $6.9 million, and payments to payoff contingent consideration agreements and hold backs from prior fiscal year acquisitions of $0.6 million.

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

SECURED BORROWINGS – FINANCING SEGMENT

We may finance all or most of the cost of the assets that we finance for customers by transferring all or part of the contractual payments due to us to third-party financing institutions. When we account for the transfer as a secured borrowing, we recognize the proceeds as either recourse or non-recourse notes payable. Our customers are responsible for repaying the debt from a secured borrowing. The lender typically secures a lien on the financed assets at the time the financial assets are transferred and releases it upon collecting all the transferred payments. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk and their only recourse, upon default by the customer, is against the customer and the specific equipment under lease. While we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. As a result of COVID-19, credit markets have tightened. Our lenders are more discerning and are taking longer to approve transactions. In addition, certain lenders have narrowed their demand to certain types of transactions and/or credit quality and excluding others. For example, some lenders have declined transactions that have longer terms or transactions with certain market segments. Therefore, we may no longer be able to transfer certain receivables to financial institutions which may result in investing our capital or declining the transaction. In addition, interest rates have been rising. In order to preserve our expected internal rate of return, we generally quote rates that are indexed. Some of our lenders will not commit to rates for a length of time, resulting in exposure to us if the rates rise and we cannot pass such exposure to the customer.

CREDIT FACILITY – TECHNOLOGY SEGMENT

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with WFCDF. The WFCDF credit facility has a floor plan facility and a revolving credit facility.

On October 13, 2021, the Borrowers amended, restated, and replaced in their entirety the then-existing credit agreements with WFCDF. The new credit facility is established by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

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

Floor plan facility

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

As of March 31, 2022, and March 31, 2021, we had a maximum credit limit of $375.0 million and $275.0 million, respectively, and an outstanding balance on the floor plan facility of $145.3 million and $98.7 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of as accounts payable – floor plan.

Revolving credit facility

The outstanding balance under the revolving credit facility is presented as part of recourse notes payable- current on our consolidated balance sheets. Our borrowings and repayments under the revolving credit facility are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2022, and March 31, 2021, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $100.0 million as of both March 31, 2022, and March 31, 2021.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2022, and 2021, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales forces. We may also start offices or configuration centers in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. As a result, we may require additional financing to fund our strategy, implementation, and potential future acquisitions, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our credit facility will be terminated by the lender or us. Our lending partners in our financial segment have tightened credit availability and are more discerning in their approval process. However, currently we have funding resources available for our transactions.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies, IT resellers, software competitors, major customers, or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, inflation, interest rate increases, currency fluctuations, reduction in IT spending, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, pricing discounts offered by manufacturers at their year ends, pricing increases, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio at the expiration of a lease term or prior to such expiration, to a lessee or to a third-party and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors” herein.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

CONTRACTUAL OBLIGATIONS

Our material contractual obligations consist of payments on recourse and non-recourse notes payable and lease liabilities. Please refer to Note 4, “Lessee accounting” and Note 8, “Notes payable and credit facility” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the maturities of these obligations. Additionally, we have contractual obligations of $7.8 million over the next 5 years for certain hosted software and data center services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to a variety of risks, including interest rate risks and foreign currency. Additionally, we have seen an increase in these risks and related uncertainties with increased volatility in the financial markets in the current environment with supply chain shortages.

INTEREST RATE RISK

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

FOREIGN CURRENCY RISK

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

We lease assets in foreign countries, including Canada, the UK, and several other European countries. As a lessor, we lease assets for amounts denominated in British Pounds, Euros, and Canadian dollars. As our foreign operations have been smaller compared to our domestic operations, we believe that potential fluctuations in currency exchange rates will not have a material effect on our financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and schedules listed in the accompanying “Index to Financial Statements and Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, or “disclosure controls”, as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K annual report, is recorded, processed, summarized, and reported within the time periods specified in the US Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2022, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2022.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2022, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-5.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “Board Committees” is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2022 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

Exhibits 10.2 through 10.12 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description
3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended November 9, 2021 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2021).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022.

4.1	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

4.2	Description of ePlus inc.’s securities registered under Section 12 of the Securities Exchange Act of 1934.

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

10.7	Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2018).

10.8
Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S Raiguel. (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on February 6, 2020).

10.9
ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan (updated to reflect the stock split effected December 13, 2021) as amended (Incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 10-Q for the period ended December 31, 2021).

10.10
ePlus inc. 2012 Employee Long-term Incentive Plan (updated to reflect stock split effected March 31, 2017) (Incorporated herein by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017).

10.11	ePlus inc. Cash Incentive Plan, effective April 1, 2018, (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

10.12
ePlus 2021 Employee Long-Term Incentive Plan (updated to reflect the stock split effected December 13, 2021) as amended (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 10-Q for the period ended December 31, 2021).

10.13
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

10.14
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

10.15
First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021).

10.16
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
Date: May 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director (Principal Executive Officer)
Date: May 25, 2022

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 25, 2022

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 25, 2022

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 25, 2022

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Chairman
Date: May 25, 2022

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 25, 2022

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 25, 2022

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison
Date: May 25, 2022

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 25, 2022

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Transfers of Financial Assets – Refer to Note 3 to the financial statements

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

•
For a selection of transactions, we evaluated the Company’s determination of sale or secured borrowing, by evaluating, among other factors, if the transferred assets have been isolated from the Company. Specifically, we performed the following procedures:

–	Obtained the executed transfer agreement and evaluated whether the Company:
■	Assigned its rights, titles, interests, estates, claims, and demands to the third-party assignee
■
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
May 25, 2022

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022, of the Company and our report dated May 25, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

May 25, 2022

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2022	March 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$155,378	$129,562
Accounts receivable—trade, net	430,380	391,567
Accounts receivable—other, net	48,673	41,053
Inventories	155,060	69,963
Financing receivables—net, current	61,492	106,272
Deferred costs	32,555	28,201
Other current assets	13,944	10,976
Total current assets	897,482	777,594

Financing receivables and operating leases—net	64,292	90,165
Deferred tax asset—net	5,050	1,468
Property, equipment and other assets	45,586	42,289
Goodwill	126,543	126,645
Other intangible assets—net	27,250	38,614
TOTAL ASSETS	$1,166,203	$1,076,775

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$136,161	$165,162
Accounts payable—floor plan	145,323	98,653
Salaries and commissions payable	39,602	36,839
Deferred revenue	86,469	72,802
Recourse notes payable—current	7,316	5,450
Non-recourse notes payable—current	17,070	50,397
Other current liabilities	28,095	30,061
Total current liabilities	460,036	459,364

Recourse notes payable - long-term	5,792	12,658
Non-recourse notes payable - long-term	4,108	5,664
Other liabilities	35,529	36,679
TOTAL LIABILITIES	505,465	514,365

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,886 outstanding at March 31, 2022 and 27,006 outstanding at March 31, 2021	270	145
Additional paid-in capital	159,480	152,366
Treasury stock, at cost, 130 shares at March 31, 2022 and 1,987 shares at March 31, 2021	(6,734)	(75,372)
Retained earnings	507,846	484,616
Accumulated other comprehensive income—foreign currency translation adjustment	(124)	655
Total Stockholders’ Equity	660,738	562,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,166,203	$1,076,775

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2022	2021	2020
Net sales
Product	$1,580,394	$1,366,158	$1,395,288
Services	240,625	202,165	193,116
Total	1,821,019	1,568,323	1,588,404
Cost of sales
Product	1,210,943	1,049,677	1,076,773
Services	149,094	125,092	120,440
Total	1,360,037	1,174,769	1,197,213

Gross profit	460,982	393,554	391,191

Selling, general, and administrative	297,117	271,263	279,182
Depreciation and amortization	14,646	13,951	14,156
Interest and financing costs	1,903	2,005	2,574
Operating expenses	313,666	287,219	295,912

Operating income	147,316	106,335	95,279

Other income (expense)	(432)	571	680

Earnings before tax	146,884	106,906	95,959

Provision for income taxes	41,284	32,509	26,877

Net earnings	$105,600	$74,397	$69,082

Net earnings per common share—basic	$3.96	$2.79	$2.59
Net earnings per common share—diluted	$3.93	$2.77	$2.57

Weighted average common shares outstanding—basic	26,638	26,674	26,654
Weighted average common shares outstanding—diluted	26,866	26,834	26,830

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2022	2021	2020

NET EARNINGS	$105,600	$74,397	$69,082

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(779)	1,646	(720)

Other comprehensive income (loss)	(779)	1,646	(720)

TOTAL COMPREHENSIVE INCOME	$104,821	$76,043	$68,362

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$105,600	$74,397	$69,082

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	24,305	19,991	19,156
Provision for credit losses	(102)	1,436	1,004
Share-based compensation expense	7,114	7,169	7,954
Deferred taxes	(3,581)	(4,198)	(2,185)
Payments from lessees directly to lenders—operating leases	(32)	(34)	(70)
Gain on disposal of property, equipment, and operaing lease equipment	(4,136)	(2,742)	(814)
Changes in:
Accounts receivable	(50,803)	(5,056)	(64,388)
Inventories-net	(85,453)	(16,798)	115
Financing receivables—net	8,832	(42,104)	(109,355)
Deferred costs and other assets	(10,560)	(16,503)	(20,982)
Accounts payable-trade	(25,187)	76,772	(8,884)
Salaries and commissions payable, deferred revenue, and other liabilities	13,432	37,177	35,193
Net cash provided by (used in) operating activities	(20,571)	129,507	(74,174)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	21,923	2,791	1,705
Purchases of property, equipment and operating lease equipment	(23,182)	(11,513)	(7,009)
Cash used in acquisitions, net of cash acquired	-	(27,034)	(15,035)
Net cash used in investing activities	(1,259)	(35,756)	(20,339)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	114,105	66,403	141,369
Repayments of non-recourse and recourse notes payable	(99,991)	(74,328)	(31,880)
Repurchase of common stock	(13,608)	(6,948)	(14,425)
Repayments of financing of acquisitions	-	(556)	(5,763)
Net borrowings (repayments) on floor plan facility	46,670	(34,373)	11,333
Net cash provided by (used in) financing activities	47,176	(49,802)	100,634

Effect of exchange rate changes on cash	470	(618)	294

Net increase in cash and cash equivalents	25,816	43,331	6,415

Cash and cash equivalents, beginning of period	129,562	86,231	79,816

Cash and cash equivalents, end of period	$155,378	$129,562	$86,231

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2022	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,714	$1,436	$2,260
Cash paid for income taxes	$47,143	$31,690	$28,356
Cash paid for amounts included in the measurement of lease liabilities	$4,653	$5,780	$5,613

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$18	$2,045	$-
Purchases of property, equipment, and operating lease equipment	$(98)	$(372)	$(329)
Consideration for acquisitions	$-	$-	$(241)
Borrowing of non-recourse and recourse notes payable	$58,619	$121,826	$114,439
Repayments of non-recourse and recourse notes payable	$(32)	$(34)	$(70)
Vesting of share-based compensation	$8,481	$7,937	$8,990
New operating lease assets obtained in exchange for lease obligations	$2,653	$1,146	$6,035

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, April 1, 2019	27,222	$143	$137,243	$(53,999)	$341,137	$(271)	$424,253
Issuance of restricted stock awards	186	1	-	-	-	-	1
Share-based compensation	-	-	7,954	-	-	-	7,954
Repurchase of common stock	(408)	-	-	(14,425)	-	-	(14,425)
Net earnings	-	-	-	-	69,082	-	69,082
Foreign currency translation adjustment	-	-	-	-	-	(720)	(720)
Balance, March 31, 2020	27,000	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	200	1	-	-	-	-	1
Share-based compensation	-	-	7,169	-	-	-	7,169
Repurchase of common stock	(194)	-	-	(6,948)	-	-	(6,948)
Net earnings	-	-	-	-	74,397	-	74,397
Foreign currency translation adjustment	-	-	-	-	-	1,646	1,646
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	163	1	-	-	-	-	1
Share-based compensation	-	-	7,114	-	-	-	7,114
Repurchase of common stock	(283)	-	-	(13,608)	-	-	(13,608)
Stock split effected in the form of a dividend		135	-	-	(135)	-	-
Retirement of treasury stock		(11)	-	82,246	(82,235)	-	-
Net earnings	-	-	-	-	105,600	-	105,600
Foreign currency translation adjustment	-	-	-	-	-	(779)	(779)
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2022, 2021, and 2020

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional, and managed services and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises in the United States (“US”) and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel.

BASIS OF PRESENTATION — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of acquired businesses are included in the consolidated financial statements from the dates of acquisition.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off financing receivables when we deem them to be uncollectable. Since the onset of the COVID-19 pandemic, we have measured our allowance using higher than historical loss rates to reflect forecasted credit deterioration.

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

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. We have a lockbox account whose purpose is to collect and distribute customer payments under financing arrangements. As of March 31, 2022, we were not holding any amounts in trust for third-party recipients. As of March 31, 2021, we had $0.7 million being held in trust for third-party recipients within our lockbox account. As of March 31, 2022, and March 31, 2021, there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance as of March 31, 2022, and 2021 included approximately 14% and 20%, respectively, concentration of invoices due from Verizon Communications Inc. The risk on our accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. The credit risk is further mitigated by transferring certain of our financing receivables to financial institutions on a non-recourse basis and, for our lease receivables, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 39%, 36%, and 40%, of our technology segment net sales for the years ended March 31, 2022, 2021, and 2020, respectively.

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

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2022, the carrying amounts of our notes receivables, recourse and non-recourse payables were $80.5 million, $13.1 million, and $21.2 million, respectively, and their fair values were $80.0 million, $13.1 million, and $21.2 million, respectively. On March 31, 2021, the carrying amounts of our notes receivables, recourse and non-recourse payables were $112.6 million, $18.1 million, and $56.1 million, respectively, and their fair values were $113.2 million, $18.1 million, and $56.3 million, respectively.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consists of notes receivable, sales-type leases, and operating leases. We issue financing receivables for periods generally between 2 to 6 years, with most terms ranging between 3 to 4 years. When we lease equipment under an operating lease, we recognize the underlying asset at cost and depreciate it on a straight-line bases over its estimated useful life. We estimate that the useful life for most information technology (“IT”) equipment under lease is 4 years.

FOREIGN CURRENCY MATTERS — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense) on our consolidated statement of operations. For the years ended March 31, 2022, 2021, and 2020, we recognized a loss of $0.5 million, a gain of $0.5 million, and a loss of $0.4 million, respectively, due to foreign currency transactions.

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

IMPLEMENTATION COSTS OF A HOSTING ARRANGEMENT- We capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We classify these capitalized costs in the same balance sheet line item as the amounts prepaid for the related hosting arrangement and we present the amortization of these capitalized costs in the same income statement line item as the service fees for the related hosting arrangement. Our long-term prepaids are included in our consolidated balance sheets as part of property, equipment, and other assets. We amortize the capitalized implementation costs over the term of the hosting arrangement.

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

In addition, we account for uncertain tax positions in accordance with Codification Topic 740. Specifically, the Topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

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

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. We have warehousing agreements with select customers wherein title to products ordered through the agreements transfers to our customer at the point we invoice the customer and after the product arrives at our warehouse. In these “bill-and-hold” arrangements, we recognize revenue when the customer has ordered the product through their warehousing agreement with us or signed a bill-and-hold agreement with us, the product is identified separately as belonging to the customer, and the product is ready for delivery to the customer.

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

Service revenue

Sales of ePlus professional, managed services, and staffing

ePlus professional services offerings include assessments, project management, and staging, configuration, and integration. ePlus managed service offerings range from monitoring and notification to a fully outsourced network management or service desk solution. ePlus staffing delivers a full range of staffing solutions, including short-term, long-term, temporary-to-hire, and direct-hire IT professionals. In all these arrangements, we satisfy our performance obligation and recognize revenue over time.

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

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We did not have significant capitalized development costs for internal use software for the year ended March 31, 2022. We capitalized development costs for internal use software of $0.2 million for both the years ended March 31, 2021 and March 31, 2020. We had capitalized costs, net of amortization, of approximately $2.1 million and $3.4 million as of March 31, 2022, and March 31, 2021, respectively, that is included in the accompanying consolidated balance sheets as a component of other intangible assets-net.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2022, and 2021 were $12.9 million and $18.2 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

2. REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $47.5 million, $54.6 million, and $33.1 million of receivables from contracts with customers included within financing receivables as of March 31, 2022, 2021, and 2020, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	March 31,
	2022	2021	2020
Current (included in deferred revenue)	$85,826	$72,299	$54,486
Non-current (included in other liabilities)	$30,086	$26,042	$16,395

Revenue recognized from the beginning contract liability balance was $57.5 million and $42.2 million for the fiscal year ended March 31, 2022, and 2021, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2023	$45,471
2024	20,021
2025	7,064
2026	1,518
2027 and thereafter	357
Total remaining performance obligations	$74,431

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Net sales	$14,943	$27,196
Cost of sales	12,478	17,855
Gross profit	$2,465	$9,341

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the years ended March 31, 2022, and 2021 (in thousands):

	Year Ended March 31,
	2022	2021
Interest income on sales-type leases	$3,904	$7,602
Lease income on operating leases	$24,711	$15,864

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables - net (in thousands):

March 31, 2022	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$80,517	$38,788	$119,305
Unguaranteed residual value (1)	-	9,141	9,141
Unearned income	(2,728)	(3,604)	(6,332)
Allowance for credit losses (2)	(708)	(681)	(1,389)
Total, net	$77,081	$43,644	$120,725
Reported as:
Current	$45,415	$16,077	$61,492
Long-term	31,666	27,567	59,233
Total, net	$77,081	$43,644	$120,725

(1)	Includes unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

March 31, 2021	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$112,641	$68,393	$181,034
Unguaranteed residual value (1)	-	14,876	14,876
Initial direct costs, net of amortization	425	-	425
Unearned income	-	(8,393)	(8,393)
Allowance for credit losses (2)	(1,212)	(1,171)	(2,383)
Total, net	$111,854	$73,705	$185,559
Reported as:
Current	$73,175	$33,097	$106,272
Long-term	38,679	40,608	79,287
Total, net	$111,854	$73,705	$185,559

(1)	Includes unguaranteed residual values of $9,453 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2022 (in thousands):

Year ending March 31, 2023	$18,444
2024	11,267
2025	6,608
2026	1,881
2027 and thereafter	588
Total	$38,788

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2022	March 31, 2021
Cost of equipment under operating leases	$13,044	$18,748
Accumulated depreciation	(7,985)	(7,870)
Investment in operating lease equipment—net (1)	$5,059	$10,878

(1)	Amounts include estimated unguaranteed residual values of $1.7 million and $2.5 million as of March 31, 2022, and 2021, respectively.

The following table provides the future scheduled minimum lease rental payments for operating leases as of March 31, 2022 (in thousands):

Year ending March 31, 2023	$2,402
2024	976
2025	173
Total	$3,551

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2022, and March 31, 2021, we had financing receivables of $21.1 million and $60.5 million, respectively, and operating leases of $2.0 million and $3.3 million, respectively which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2022, 2021, and 2020, we recognized net gains of $18.2 million, $14.5 million, and $21.8 million, respectively, and total proceeds from these sales were $855.1 million, $364.0 million, and $593.7 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2022, and March 31, 2021, we had deferred revenue of $0.5 million and $0.4 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2022, our total potential liability that could result from these indemnities is immaterial.

4. LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment, and other assets. As of March 31, 2022, and 2021, we had right-of-use assets of $6.9 million and $8.8 million, respectively. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. As of March 31, 2022, and 2021, we had current lease liabilities of $3.6 million and $3.9 million, respectively, and long-term lease liabilities of $3.3 million and $5.0 million, respectively. We recognized rent expense of $5.3 million and $6.1 million as part of selling, general, and administrative expenses during the years ended March 31, 2022, and March 31, 2021, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2022, and March 30, 2021, are as follows:

	Year Ended March 31,
Lease term and Discount Rate	2022	2021
Weighted average remaining lease term (months)	29	32
Weighted average discount rate	3.2%	3.7%

The following table provides our future lease payments under our operating leases as of March 31, 2022 (in thousands):

Year ending March 31, 2023	$3,635
2024	1,727
2025	1,301
2026	322
2027 and thereafter	156
Total lease payments	7,141
Less: interest	(271)
Present value of lease liabilities	$6,870

5. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2022, and March 31, 2021, respectively (in thousands):

	Year ended March 31, 2022			Year ended March 31, 2021
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,318	$(8,673)	$126,645	$126,770	$(8,673)	$118,097
Acquisitions	-	-	-	8,328	-	8,328
Foreign currency translations	(102)	-	(102)	220	-	220
Ending balance	$135,216	$(8,673)	$126,543	$135,318	$(8,673)	$126,645

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of March 31, 2022, and March 31, 2021, relates to our technology reportable segment, which we also determined to be one reporting unit.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In our annual tests as of October 1, 2021, and 2020, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

We performed our last quantitative goodwill impairment test as of March 31, 2020. At that time, we concluded that the fair value of our technology reporting unit substantially exceeded its carrying value. Our conclusions would not have been impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following as of March 31, 2022, and March 31, 2021 (in thousands):

	March 31, 2022			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,224	$(52,087)	$25,137	$77,335	$(42,115)	$35,220
Capitalized software development	10,517	(8,404)	2,113	10,553	(7,159)	3,394
Total	$87,741	$(60,491)	$27,250	$87,888	$(49,274)	$38,614

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $10.1 million, $10.3 million, and $9.4 million for the years ended March 31, 2022, 2021 and 2020, respectively. The following table provides the future amortization expense for customer relationships and other intangible assets as of March 31, 2022 (in thousands):

Year ending March 31, 2023	$8,024
2024	6,216
2025	4,645
2026	3,156
2027	1,887
2028 and thereafter	1,209
Total	$25,137

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2022, 2021 and 2020 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of March 31, 2019	$1,579	$505	$530	$2,614
Provision for credit losses	627	293	84	1,004
Write-offs and other	(425)	-	(4)	(429)
Balance as of March 31, 2020	1,781	798	610	3,189
Provision for credit losses	367	503	566	1,436
Write-offs and other	(84)	(89)	(5)	(178)
Balance as of March 31, 2021	2,064	1,212	1,171	4,447
Provision for credit losses	482	(312)	(272)	(102)
Write-offs and other	(135)	(192)	(218)	(545)
Balance as of March 31, 2022	$2,411	$708	$681	$3,800

We evaluate our customers using an internally assigned credit quality rating (“CQR”). The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2022(in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$35,264	$28,005	$1,297	$345	$2	$4	$64,917	$(30,274)	$34,643
Average CQR	8,922	2,976	758	213	3	-	12,872	(4,763)	8,109
Low CQR	-	-	-	-	-	-	-	-	-
Total	$44,186	$30,981	$2,055	$558	$5	$4	$77,789	$(35,037)	$42,752

Lease receivables:
High CQR	$14,549	$5,002	$2,499	$902	$50	$11	$23,013	$(3,385)	$19,628
Average CQR	10,936	3,092	741	47	72	-	14,888	(347)	14,541
Low CQR	-	-	-	-	-	-	-	-	-
Total	$25,485	$8,094	$3,240	$949	$122	$11	$37,901	$(3,732)	$34,169

Total amortized cost (1)	$69,671	$39,075	$5,295	$1,507	$127	$15	$115,690	$(38,769)	$76,921

(1)	Unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable is excluded from amortized cost..
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

The following table provides an aging analysis of our financing receivables as of March 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$187	$37	$23	$247	$5,307	$5,554	$72,235	$77,789
Lease receivables	115	325	430	870	639	1,509	36,392	37,901
Total	$302	$362	$453	$1,117	$5,946	$7,063	$108,627	$115,690

The following table provides an aging analysis of our financing receivables as of March 31, 2021 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$648	$910	$673	$2,231	$3,240	$5,471	$107,170	$112,641
Lease receivables	804	132	643	1,579	2,566	4,145	61,278	65,423
Total	$1,452	$1,042	$1,316	$3,810	$5,806	$9,616	$168,448	$178,064

Our financial assets on nonaccrual status were not significant as of March 31, 2022 and March 31, 2021.

7. PROPERTY AND EQUIPMENT—NET

Property and equipment—net is a component of Property, equipment, and other assets. Our balance consists of the following (in thousands):

	March 31, 2022	March 31, 2021
Furniture, fixtures and equipment	$28,640	$26,612
Leasehold improvements	7,615	6,918
Capitalized software	3,822	4,153
Vehicles	476	546
Total assets	40,553	38,229
Accumulated depreciation and amortization	(32,642)	(30,841)
Property and equipment - net	$7,911	$7,388

Depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $5.4 million for both the years ended March 31, 2022 and March 31, 2021, and $4.8 million for the year ended March 31, 2020.

8. NOTES PAYABLE AND CREDIT FACILITY

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility has a floor plan facility and a revolving credit facility.

Under the floor plan facility, we had an outstanding balance of $145.3 million and $98.7 million as of March 31, 2022, and March 31, 2021, respectively. On our balance sheet, our liability under the floor plan facility is presented as accounts payable – floor plan.

We did not have an outstanding balance under the revolving credit facility as of March 31, 2022, or March 31, 2021.

The fair value of the outstanding balances under the WFCDF credit facility were approximately equal to their carrying value as of March 31, 2022, and March 31, 2021.

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

Under the 2021 Credit Facility, and under the predecessor WFCDF credit facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of March 31, 2022, and March 31, 2021, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of March 31, 2022, and 2021 we had $13.1 million and $18.1 million, respectively, in recourse borrowings arising from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both March 31, 2022, and 2021.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2022, and March 31, 2021, we had $21.2 million and $56.1 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.59% and 3.35%, as of March 31, 2022, and March 31, 2021, respectively.

Our recourse and non-recourse notes payable as of March 31, 2022 mature as follows:

	Recourse notes payable	Non-recourse notes payable
Year ended March 31, 2023	$7,848	$17,315
2024	6,207	2,696
2025	-	961
2026	-	584
Total maturities	$14,055	$21,556

9. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2022, 2021 and 2020 (in thousands, except per share data):

	2022	2021	2020

Net earnings attributable to common shareholders - basic and diluted	$105,600	$74,397	$69,082

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,638	26,674	26,654
Effect of dilutive shares	228	160	176
Weighted average shares common outstanding — diluted	26,866	26,834	26,830

Earnings per common share - basic	$3.96	$2.79	$2.59

Earnings per common share - diluted	$3.93	$2.77	$2.57

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

SHARE REPURCHASE PLAN

On March 24, 2022, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. On March 18, 2021, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, adjusted for the stock split, over a 12-month period beginning May 28, 2021. On May 20, 2020, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, adjusted for the stock split, over a 12-month period beginning May 28, 2020.

These plans authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2022, retroactively adjusted for the stock split, we purchased 227,990 shares of our outstanding common stock at an average cost of $48.48 per share for a total purchase price of $11.1 million under the share repurchase plan; we also acquired 55,430 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2021, retroactively adjusted for the stock split, we purchased 118,202 shares of our outstanding common stock at an average cost of $35.92 per share for a total purchase price of $4.2 million under the share repurchase plan; we also acquired 75,280 shares of common stock at a value of $2.7 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

In each of the years ended March 31, 2022, 2021 and 2020, we issued share-based payment awards and had outstanding share-based payment awards under the following plans: (1) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (2) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”). On September 16, 2021, our shareholders approved the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”). The 2021 Employee LTIP is effective October 1, 2021 and replaces the 2012 Employee LTIP. Beginning September 16, 2021, we permanently ceased issuing any additional shares under the 2012 Employee LTIP.

2012 Employee LTIP and 2021 Employee LTIP

On September 16, 2021, our stockholders approved the 2021 Employee LTIP that was adopted by the Board on July 21, 2021. Under the 2021 Employee LTIP, 3,000,000 shares, retroactively adjusted for the stock split, were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees.

On September 13, 2012, our stockholders approved the 2012 Employee LTIP that was adopted by the Board on July 10, 2012. Under the 2012 Employee LTIP, 3,000,000 shares, retroactively adjusted to reflect the stock split, were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees.

The purpose of these plans is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. These plans are administered by the Compensation Committee. Shares issuable under these plans may consist of authorized but unissued shares or shares held in our treasury. Under these plans, the Compensation Committee will determine the time and method of exercise or vesting of the awards. Shares under these plans will not be used to compensate our outside directors, who may be compensated under the separate 2017 Director LTIP, as discussed below.

2017 Director LTIP

On September 12, 2017, our stockholders approved the 2017 Director LTIP that was adopted by the Board on July 24, 2017. Under the 2017 Director LTIP, 300,000 shares, retroactively adjusted for the stock split, were authorized for grant to non-employee directors. The purpose of the 2017 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. These restricted shares are prohibited from being sold, transferred, assigned, pledged, or otherwise encumbered or disposed of. The shares vest half on the one-year anniversary and half on the second-year anniversary from the date of the grant. In addition, each director may also elect to receive stock in lieu of their cash compensation. Stock received in lieu of cash vests immediately.

STOCK OPTION ACTIVITY

During the years ended March 31, 2022, 2021, and 2020, we did not grant any stock options, nor did we have any outstanding stock options.

RESTRICTED STOCK ACTIVITY

During the year ended March 31, 2022, we granted 14,316 restricted shares, adjusted for the stock split, under the 2017 Director LTIP and 155,722 restricted shares, adjusted for the stock split, under the 2012 Employee LTIP, and no shares were granted under the 2021 Employee LTIP.

Cumulatively, as of March 31, 2022, we granted a total of 81,476 restricted shares, adjusted for the stock split, under the 2017 Director LTIP and 2,144,578 restricted shares, adjusted for the stock split, under the 2012 Employee LTIP.

A summary of the non-vested restricted shares for year ended March 31, 2022, reflecting the stock split, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2021	366,756	$37.49
Granted	170,038	$46.56
Vested	(185,716)	$39.19
Forfeited	(7,272)	$34.07
Nonvested March 31, 2022	343,806	$41.01

In each of the years ended March 31, 2022, 2021 and 2020, we used the closing stock price on the grant date or, if the grant date falls on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2022, 2021, and 2020 was $46.56, $35.95, and $36.47, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2022, 2021, and 2020 was $7.1 million, $7.7 million, and $7.6 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP, the 2021 Employee LTIP, and the 2017 Director LTIP allows us to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2022, we withheld 55,430 shares of common stock, adjusted for the stock split, at a value of $2.6 million, which was included in treasury stock. For the year ended March 31, 2021, we withheld 75,280 shares of common stock, adjusted for the stock split, at a value of $2.7 million, which was included in treasury stock.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

During the years ended March 31, 2022, 2021 and 2020, we recognized $7.1 million, $7.2 million, and $8.0 million, respectively, of total share-based compensation expense. We recognized tax benefits related to share-based compensation of $2.0 million, $2.2 million, and $2.2 million for the years ended March 31, 2022, 2021, and 2020, respectively, which were included as a reduction to our provision for income taxes. As of March 31, 2022, the total unrecognized compensation expense related to non-vested restricted stock was $8.7 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required. The decision whether to make contributions is entirely within our discretion. For the years ended March 31, 2022, 2021, and 2020, we recognized expense for employer contributions to the plan of $3.4 million, $3.0 million, and $2.8 million, respectively.

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

Our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible as of March 31, 2022, and March 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. Tax years 2019, 2020, and 2021 are subjected to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2022	2021	2020

Income tax expense computed at the U.S. statutory federal rate	$30,845	$22,450	$20,182
State income tax expense—net of federal benefit	8,937	6,941	5,659
Non-deductible executive compensation	1,749	2,052	613
Other	(247)	1,066	423
Provision for income taxes	$41,284	$32,509	$26,877
Effective income tax rate	28.1%	30.4%	28.0%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020
Current:
Federal	$32,309	$26,054	$19,367
State	11,681	9,882	9,520
Foreign	894	770	200
Total current expense	44,884	36,706	29,087

Deferred:
Federal	(3,289)	(3,067)	(492)
State	(370)	(1,096)	(1,799)
Foreign	59	(34)	81
Total deferred benefit	(3,600)	(4,197)	(2,210)

Provision for income taxes	$41,284	$32,509	$26,877

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2022	2021
Deferred tax assets:
Accrued vacation	$2,391	$2,537
Deferred revenue	5,090	4,227
Allowance for credit losses	951	1,048
Restricted stock	616	772
Other deferred tax assets	743	1,552
Accrued bonus	2,532	2,277
Lease liabilities	1,857	2,476
Other credits and carryforwards	249	-
Gross deferred tax assets	14,429	14,889
Less: valuation allowance	(250)	-
Net deferred tax assets	14,179	14,889

Deferred tax liabilities:
Property and equipment	(2,295)	(2,391)
Operating leases	(2,759)	(6,948)
Prepaid expenses	(887)	(912)
Right-of-use assets	(1,869)	(2,419)
Tax deductible goodwill	(1,319)	(751)
Total deferred tax liabilities	(9,129)	(13,421)

Net deferred tax asset	$5,050	$1,468

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. As of March 31, 2022, we established a valuation allowance of $0.3 million, to offset gross deferred tax assets primarily attributable to cumulative net operating losses at certain of the foreign subsidiaries and foreign tax credit carry forwards. We believe that it is more likely than not that we will realize the remaining gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

14. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2022, and March 31, 2021 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
Money market funds	$18,138	$18,138	$-	$-

March 31, 2021
Assets:
Money market funds	$45,134	$45,134	$-	$-

15. BUSINESS COMBINATIONS

SYSTEMS MANAGEMENT PLANNING (“SMP”)

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

16. SEGMENT REPORTING

Our segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the chief operating decision-maker (“CODM”) for deciding how to allocate resources and for assessing performance. Our CODM is our Chief Executive Officer and President. Our CODM conducts our operations through two operating segments- our technology segment and our financing segment. Our technology segment includes sales of information technology products, third-party software, third-party maintenance, advanced professional and managed services and our proprietary software to commercial, state, and local governments, and government contractors. Our financing segment consists of the financing of IT equipment, software and related services to commercial, state, and local governments, and government contractors. Our CODM uses several measures to allocate resources and assess performance. Our reported measure is earnings before taxes.

Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2022			2021			2020
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$1,492,411	$87,983	$1,580,394	$1,305,789	$60,369	$1,366,158	$1,337,022	$58,266	$1,395,288
Service	240,625	-	240,625	202,165	-	202,165	193,116	-	193,116
Total	1,733,036	87,983	1,821,019	1,507,954	60,369	1,568,323	1,530,138	58,266	1,588,404

Cost of Sales
Product	1,175,789	35,154	1,210,943	1,036,627	13,050	1,049,677	1,069,110	7,663	1,076,773
Service	149,094	-	149,094	125,092	-	125,092	120,440	-	120,440
Total	1,324,883	35,154	1,360,037	1,161,719	13,050	1,174,769	1,189,550	7,663	1,197,213

Gross Profit	408,153	52,829	460,982	346,235	47,319	393,554	340,588	50,603	391,191

Selling, general, and administrative	283,690	13,427	297,117	256,210	15,053	271,263	264,123	15,059	279,182
Depreciation and amortization	14,535	111	14,646	13,839	112	13,951	14,016	140	14,156
Interest and financing costs	928	975	1,903	521	1,484	2,005	294	2,280	2,574
Operating expenses	299,153	14,513	313,666	270,570	16,649	287,219	278,433	17,479	295,912

Operating income	109,000	38,316	147,316	75,665	30,670	106,335	62,155	33,124	95,279

Other income (expense)			(432)			571			680

Earnings before tax			$146,884			$106,906			$95,959

Net Sales
Contracts with customers	$1,718,093	$34,842	$1,752,935	$1,484,104	$12,369	$1,496,473	$1,514,507	$4,589	$1,519,096
Financing and other	14,943	53,141	68,084	23,850	48,000	71,850	15,631	53,677	69,308
Total	$1,733,036	$87,983	$1,821,019	$1,507,954	$60,369	$1,568,323	$1,530,138	$58,266	$1,588,404

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$15,592	$8,713	$24,305	$14,568	$5,423	$19,991	$14,516	$4,640	$19,156
Purchases of property, equipment and operating lease equipment	$4,951	$18,231	$23,182	$4,752	$6,761	$11,513	$4,842	$2,167	$7,009

Selected Financial Data - Balance Sheet

Total assets	$941,743	$224,460	$1,166,203	$828,576	$248,199	$1,076,775	$709,854	$199,259	$909,113

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Year Ended March 31,
	2022	2021	2020
Customer end market:
Telecom, Media & Entertainment	$502,408	$371,913	$289,958
Technology	250,485	251,683	324,239
State and local government and educational institutions	241,769	245,919	243,092
Healthcare	270,481	200,067	233,894
Financial Services	155,160	198,761	191,679
All others	312,733	239,611	247,276
Net sales	1,733,036	1,507,954	1,530,138

Less: Revenue from financing and other	(14,943)	(23,850)	(15,631)
Revenue from contracts with customers	$1,718,093	$1,484,104	$1,514,507

	Year Ended March 31,
	2022	2021	2020
Vendor:
Cisco Systems	$672,821	$537,041	$607,719
Dell EMC	148,782	107,336	84,939
Juniper Networks	92,965	91,946	68,339
HP Inc. & HPE	56,171	59,838	71,802
Arista Networks	44,280	51,789	75,281
NetApp	91,948	58,020	59,812
All others	626,069	601,984	562,246
Net sales	1,733,036	1,507,954	1,530,138

Less: Revenue from financing and other	(14,943)	(23,850)	(15,631)
Revenue from contracts with customers	$1,718,093	$1,484,104	$1,514,507

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment.

GEOGRAPHIC INFORMATION

The geographic information for the years ended March 31, 2022, 2021, and 2020 was as follows (in thousands):

	Year Ended March 31,
	2022	2021	2020

Net sales:
US	$1,716,525	$1,476,466	$1,508,329
Non US	104,494	91,857	80,075
Total	$1,821,019	$1,568,323	$1,588,404

	March 31,
	2022	2021
Long-lived tangible assets:
US	$21,837	$33,504
Non US	716	931
Total	$22,553	$34,435

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

Sales to Verizon Communications Inc. represented 24%, 19% and 15% of net sales for the years ended March 31, 2022, March 31, 2021, and March 31, 2020, respectively, all of which related to our technology segment.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for sales returns: (1)
Year ended March 31, 2020	852	2,678	(2,492)	1,038
Year ended March 31, 2021	1,038	2,909	(2,758)	1,189
Year ended March 31, 2022	1,189	2,158	(2,101)	1,246

Allowance for credit losses:
Year ended March 31, 2020	2,614	1,004	(429)	3,189
Year ended March 31, 2021	3,189	1,436	(178)	4,447
Year ended March 31, 2022	4,447	(102)	(545)	3,800

Valuation for deferred taxes:
Year ended March 31, 2020	1,065	320	-	1,385
Year ended March 31, 2021	1,385	-	(1,385)	-
Year ended March 31, 2022	-	250	-	250

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $7.8 million, $7.4 million, and $6.5 million as of March 31, 2022, 2021, and 2020, respectively.