Form 10-Q
period 2022-06-30
EPLUS INC
filed 2022-08-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 1, 2022, was 26,891,568.

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
•
supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling customer orders, or increase our need for working capital, or completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;

•
the duration and ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including but not limited to the impact and severity of new variants, vaccine efficacy, and immunization rates, the closure of non-essential business and other associated governmental containment actions, and the increase in cyber-security attacks that have occurred while employees work remotely;

•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and regulatory laws and regulations;
•	Our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•
reliance on third-parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$83,488	$155,378
Accounts receivable—trade, net	482,166	430,380
Accounts receivable—other, net	47,581	48,673
Inventories	246,873	155,060
Financing receivables—net, current	75,170	61,492
Deferred costs	34,104	32,555
Other current assets	15,961	13,944
Total current assets	985,343	897,482

Financing receivables and operating leases—net	68,719	64,292
Deferred tax asset—net	5,054	5,050
Property, equipment, and other assets	45,888	45,586
Goodwill	126,378	126,543
Other intangible assets—net	24,768	27,250
TOTAL ASSETS	$1,256,150	$1,166,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$165,793	$136,161
Accounts payable—floor plan	138,047	145,323
Salaries and commissions payable	32,490	39,602
Deferred revenue	100,637	86,469
Recourse notes payable—current	47,529	7,316
Non-recourse notes payable—current	19,873	17,070
Other current liabilities	29,603	28,095
Total current liabilities	533,972	460,036

Recourse notes payable - long-term	3,878	5,792
Non-recourse notes payable - long-term	6,569	4,108
Other liabilities	35,443	35,529
TOTAL LIABILITIES	579,862	505,465

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,893 outstanding at June 30, 2022 and 26,886 outstanding at March 31, 2022	271	270
Additional paid-in capital	161,253	159,480
Treasury stock, at cost, 258 shares at June 30, 2022 and 130 shares at March 31, 2022	(13,958)	(6,734)
Retained earnings	530,185	507,846
Accumulated other comprehensive income—foreign currency translation adjustment	(1,463)	(124)
Total Stockholders’ Equity	676,288	660,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,256,150	$1,166,203

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2021

Net sales
Product	$395,250	$361,057
Services	63,109	55,592
Total	458,359	416,649
Cost of sales
Product	304,210	277,227
Services	40,626	33,910
Total	344,836	311,137

Gross profit	113,523	105,512

Selling, general, and administrative	76,767	68,775
Depreciation and amortization	3,210	3,926
Interest and financing costs	363	359
Operating expenses	80,340	73,060

Operating income	33,183	32,452

Other income (expense)	(2,153)	123

Earnings before tax	31,030	32,575

Provision for income taxes	8,691	9,057

Net earnings	$22,339	$23,518

Net earnings per common share—basic	$0.84	$0.88
Net earnings per common share—diluted	$0.84	$0.87

Weighted average common shares outstanding—basic	26,513	26,666
Weighted average common shares outstanding—diluted	26,685	26,882

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2022	2021

NET EARNINGS	$22,339	$23,518

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(1,339)	66

Other comprehensive income (loss)	(1,339)	66

TOTAL COMPREHENSIVE INCOME	$21,000	$23,584

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$22,339	$23,518

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,472	6,082
Provision for credit losses	698	(261)
Share-based compensation expense	1,773	1,735
Payments from lessees directly to lenders—operating leases	-	(32)
Gain on disposal of property, equipment, and operaing lease equipment	(224)	(148)
Changes in:
Accounts receivable	(53,556)	(68,641)
Inventories-net	(92,678)	(7,800)
Financing receivables—net	(20,574)	193
Deferred costs and other assets	(4,177)	61
Accounts payable-trade	30,376	(15,393)
Salaries and commissions payable, deferred revenue, and other liabilities	8,608	(4,450)
Net cash used in operating activities	(102,943)	(65,136)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	85	843
Purchases of property, equipment and operating lease equipment	(1,777)	(6,994)
Net cash used in investing activities	(1,692)	(6,151)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	49,256	3,199
Repayments of non-recourse and recourse notes payable	(3,645)	(4,819)
Repurchase of common stock	(7,224)	(3,807)
Net borrowings (repayments) on floor plan facility	(7,276)	40,921
Net cash provided by financing activities	31,111	35,494

Effect of exchange rate changes on cash	1,634	71

Net increase in cash and cash equivalents	(71,890)	(35,722)

Cash and cash equivalents, beginning of period	155,378	129,562

Cash and cash equivalents, end of period	$83,488	$93,840

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$341	$519
Cash paid for income taxes	$7,532	$7,275
Cash paid for amounts included in the measurement of lease liabilities	$1,226	$1,182

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$183	$978
Purchases of property, equipment, and operating lease equipment	$(63)	$(2,619)
Borrowing of non-recourse and recourse notes payable	$7,267	$-
Repayments of non-recourse and recourse notes payable	$-	$(32)
Vesting of share-based compensation	$9,215	$7,493
Repurchase of common stock	$-	$(304)
New operating lease assets obtained in exchange for lease obligations	$34	$-

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)
Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	156	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(90)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66
Balance, June 30, 2021	27,072	$146	$154,101	$(79,483)	$508,134	$721	$583,619

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2022, and 2021, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2022, and 2021, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2023, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2022 (“2022 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 35% of our technology segment’s net sales for the three months ended June 30, 2022, and 42% for the three months ended June 30, 2021.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2022.

STOCK SPLIT — On December 13, 2021, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split.

2.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $57.1 million and $47.5 million of receivables from contracts with customers included within financing receivables as of June 30, 2022, and March 31, 2022, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	June 30, 2022	March 31, 2022
Current (included in deferred revenue)	$100,092	$85,826
Non-current (included in other liabilities)	$30,574	$30,086

Revenue recognized from the beginning contract liability balance was $24.9 million and $21.5 million for the three months ended June 30, 2022, and 2021, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2023	$43,194
Year ending March 31, 2024	24,954
Year ending March 31, 2025	9,466
Year ending March 31, 2026	2,510
Year ending March 31, 2027 and thereafter	986
Total remaining performance obligations	$81,110

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three months ended June 30, 2022, and 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Net sales	$4,983	$3,817
Cost of sales	4,067	3,365
Gross profit	$916	$452

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three  months ended June 30, 2022, and 2021 (in thousands):

	Three months ended June 30,
	2022	2021
Interest income on sales-type leases	$861	$1,290
Lease income on operating leases	$4,582	$5,210

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

June 30, 2022	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$88,178	$51,103	$139,281
Unguaranteed residual value (1)	-	9,233	9,233
Unearned income	(3,346)	(4,996)	(8,342)
Allowance for credit losses (2)	(792)	(913)	(1,705)
Total, net	$84,040	$54,427	$138,467
Reported as:
Current	$52,547	$22,623	$75,170
Long-term	31,493	31,804	63,297
Total, net	$84,040	$54,427	$138,467

(1)	Includes unguaranteed residual values of $5,607 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

March 31, 2022	Notes Receivable	Lease Receivables	Financing Receivables
Gross receivables	$80,517	$38,788	$119,305
Unguaranteed residual value (1)	-	9,141	9,141
Unearned income	(2,728)	(3,604)	(6,332)
Allowance for credit losses (2)	(708)	(681)	(1,389)
Total, net	$77,081	$43,644	$120,725
Reported as:
Current	$45,415	$16,077	$61,492
Long-term	31,666	27,567	59,233
Total, net	$77,081	$43,644	$120,725

(1)	Includes unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 6, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2022	March 31, 2022
Cost of equipment under operating leases	$14,322	$13,044
Accumulated depreciation	(8,900)	(7,985)
Investment in operating lease equipment—net (1)	$5,422	$5,059

(1)	Amounts include estimated unguaranteed residual values of $1.8 million and $1.7 million as of June 30, 2022, and March 31, 2022, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2022, and March 31, 2022, we had financing receivables of $29.0 million and $21.1 million, respectively, and operating leases of $1.8 million and $2.0 million, respectively, which were collateral for non-recourse notes payable. See Note 7, “Credit Facility and Notes Payable.”

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2022, and 2021, we recognized net gains of $1.8 million and $3.2 million, respectively, and total proceeds from these sales were $52.5 million and $75.3 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of June 30, 2022, and March 31, 2022, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of June 30, 2022, and March 31, 2022, the total potential payments that could result from these indemnities is immaterial.

4.	LESSEE ACCOUNTING

We lease office space for periods up to six years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.3 million for both the three months ended June 30, 2022, and June 30, 2021.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2022 (in thousands):

	Three months ended June 30, 2022
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,216	$(8,673)	$126,543
Foreign currency translations	(165)	-	(165)
Ending balance	$135,051	$(8,673)	$126,378

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of June 30, 2022, relates to our technology segment, which we also determined to be one reporting unit. The change in our goodwill balance during the three months ended June 30, 2022, is due solely to foreign currency translation.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on June 30, 2022, and March 31, 2022 (in thousands):

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships & other intangibles	$77,041	$(54,101)	$22,940	$77,224	$(52,087)	$25,137
Capitalized software development	10,517	(8,689)	1,828	10,517	(8,404)	2,113
Total	$87,558	$(62,790)	$24,768	$87,741	$(60,491)	$27,250

Customer relationships and other intangibles are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $2.2 million and $2.7 million for the three months ended June 30, 2022, and June 30, 2021, respectively.

6.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the three months ended June 30, 2022, and 2021 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	382	84	232	698
Write-offs and other	(65)	-	-	(65)
Balance June 30, 2022	$2,728	$792	$913	$4,433

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	(40)	77	(298)	(261)
Write-offs and other	(22)	-	-	(22)
Balance June 30, 2021	$2,002	$1,289	$873	$4,164

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of June 30, 2022 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2023	2022	2021	2020	2019	2018	Total	Non-recourse debt (2)	Net credit exposure
Notes receivable:
High CQR	$22,785	$18,879	$24,314	$969	$158	$3	$67,108	$(24,331)	$42,777
Average CQR	7,471	6,784	2,671	746	52	-	17,724	(8,280)	9,444
Low CQR	-	-	-	-	-	-	-	-	-
Total	$30,256	$25,663	$26,985	$1,715	$210	$3	$84,832	$(32,611)	$52,221

Lease receivables:
High CQR	$14,828	$9,539	$4,209	$1,809	$731	$44	$31,160	$(3,531)	$27,629
Average CQR	6,654	9,029	2,334	473	39	44	18,573	(188)	18,385
Low CQR	-	-	-	-	-	-	-	-	-
Total	$21,482	$18,568	$6,543	$2,282	$770	$88	$49,733	$(3,719)	$46,014

Total amortized cost (1)	$51,738	$44,231	$33,528	$3,997	$980	$91	$134,565	$(36,330)	$98,235

(1)	Unguaranteed residual values of $5,607 thousand that we retained after selling the related lease receivable is excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2022 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$35,264	$28,005	$1,297	$345	$2	$4	$64,917	$(30,274)	$34,643
Average CQR	8,922	2,976	758	213	3	-	12,872	(4,763)	8,109
Low CQR	-	-	-	-	-	-	-	-	-
Total	$44,186	$30,981	$2,055	$558	$5	$4	$77,789	$(35,037)	$42,752

Lease receivables:
High CQR	$14,549	$5,002	$2,499	$902	$50	$11	$23,013	$(3,385)	$19,628
Average CQR	10,936	3,092	741	47	72	-	14,888	(347)	14,541
Low CQR	-	-	-	-	-	-	-	-	-
Total	$25,485	$8,094	$3,240	$949	$122	$11	$37,901	$(3,732)	$34,169

Total amortized cost (1)	$69,671	$39,075	$5,295	$1,507	$127	$15	$115,690	$(38,769)	$76,921

(1)	Unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable is excluded from amortized cost.
(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of June 30, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$268	$425	$97	$790	$5,623	$6,413	$78,419	$84,832
Lease receivables	240	154	551	945	905	1,850	47,883	49,733
Total	$508	$579	$648	$1,735	$6,528	$8,263	$126,302	$134,565

The following table provides an aging analysis of our financing receivables as of March 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$187	$37	$23	$247	$5,307	$5,554	$72,235	$77,789
Lease receivables	115	325	430	870	639	1,509	36,392	37,901
Total	$302	$362	$453	$1,117	$5,946	$7,063	$108,627	$115,690

Our financial assets on nonaccrual status were not significant as of June 30, 2022, and March 31, 2022.

7.	CREDIT FACILITY AND NOTES PAYABLE

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility has a floor plan facility and a revolving credit facility.

Under the floor plan facility, we had an outstanding balance of $138.0 million and $145.3 million as of June 30, 2022, and March 31, 2022, respectively. On our balance sheet, our liability under the floor plan facility is presented as accounts payable – floor plan.

Under the revolving credit facility, we had $40.0 million outstanding as of June 30, 2022, and no balance outstanding as of March 31, 2022. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF credit facility were approximately equal to their carrying value as of June 30, 2022, and March 31, 2022.

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

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to LIBOR plus 1.75%. The LIBOR rate is based upon one-month, three-month, six-month, and 12-month LIBOR periods, as selected by the Borrowers, and subject to a floor of 0.00%.

Our borrowings under the 2021 Credit Facility are secured by the assets of the Borrowers. Additionally, the 2021 Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the 2021 Credit Facility, and under the predecessor WFCDF credit facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of June 30, 2022, and March 31, 2022, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The 2021 Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate by providing a written termination notice to the other party no less than 90 days prior to such termination.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of June 30, 2022, we had $51.4 million in recourse borrowings consisting of $40.0 million outstanding under our revolving WFCDF credit facility, and $11.4 million arising from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both June 30, 2022, and March 31, 2022.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of June 30, 2022, and March 31, 2022, we had $26.4 million and $21.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 3.78% and 3.59%, as of June 30, 2022, and March 31, 2022, respectively.

8.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or any other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that period could be adversely affected. As of June 30, 2022, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2022, and 2021, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2022	2021

Net earnings attributable to common shareholders - basic and diluted	$22,339	$23,518

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,513	26,666
Effect of dilutive shares	172	216
Weighted average shares common outstanding — diluted	26,685	26,882

Earnings per common share - basic	$0.84	$0.88

Earnings per common share - diluted	$0.84	$0.87

10.	STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On March 24, 2022, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. On March 18, 2021, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2021. Under both authorized programs, purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2021, we purchased 35,258 shares of our outstanding common stock at a value of $1.6 million under the share repurchase plan; we also purchased 55,430 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of June 30, 2022, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

The 2021 Employee LTIP was approved by our shareholders on September 16, 2021, and became effective October 1, 2021. The 2021 Employee LTIP replaced the 2012 Employee LTIP that had previously been approved by our stockholders on September 13, 2012. Beginning September 16, 2021, we permanently ceased issuing any additional shares under the 2012 Employee LTIP.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the three months ended June 30, 2022, we granted 774 shares under the 2017 Director LTIP, and 138,643 restricted shares under the 2021 Employee LTIP. For the three months ended June 30, 2021, we granted 828 shares under the 2017 Director LTIP, and 155,722 restricted shares under the 2012 Employee LTIP. A summary of our restricted stock activity, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2022	343,806	$41.01
Granted	139,417	$58.51
Vested	(163,034)	$39.25
Forfeited	(4,382)	$40.77
Nonvested June 30, 2022	315,807	$49.65

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended June 30, 2022, and 2021, we recognized $1.8 million and $1.7 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to unvested restricted stock was $14.9 million as of June 30, 2022, which will be fully recognized over the next 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense to the plan for the three months ended June 30, 2022, and 2021, was $1.1 million and $0.8 million, respectively.

12.	INCOME TAXES

Our provision for income tax expense was $8.7 million for the three months ended June 30, 2022, as compared to $9.1 million for the same period in the prior year. Our effective income tax rate for the three months ended June 30, 2022, was 28.0%, comparable to 27.8% for the same period in the prior year. The effective tax rate for the three months ended June 30, 2022, and June 30, 2021, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible executive compensation.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2022, and March 31, 2022 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
Money market funds	$23,193	$23,193	$-	$-

March 31, 2022
Assets:
Money market funds	$18,138	$18,138	$-	$-

14.	BUSINESS COMBINATIONS

FUTURE COM

On July 15, 2022, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of Future Com, Ltd., a Texas-based provider of cyber security solutions, cloud security and security consulting services throughout the US. Our acquisition provides access to enhanced engineering, sales, and services delivery capabilities in the South-Central US region, as well as bolstering the skills and expertise surrounding ePlus’ growing cyber security practice. Our preliminary total consideration transferred was $13.0 million, which was paid in cash at closing. As of our filing date, our initial accounting for the business combination is incomplete.

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

Our reportable segment information for the three month periods ended June 30, 2022, and 2021 are summarized in the following table (in thousands):

	Three Months Ended
	June 30, 2022			June 30, 2021
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$385,676	$9,574	$395,250	$344,766	$16,291	$361,057
Service	63,109	-	63,109	55,592	-	55,592
Total	448,785	9,574	458,359	400,358	16,291	416,649

Cost of Sales
Product	302,508	1,702	304,210	271,015	6,212	277,227
Service	40,626	-	40,626	33,910	-	33,910
Total	343,134	1,702	344,836	304,925	6,212	311,137

Gross Profit	105,651	7,872	113,523	95,433	10,079	105,512

Selling, general, and administrative	73,112	3,655	76,767	66,153	2,622	68,775
Depreciation and amortization	3,182	28	3,210	3,898	28	3,926
Interest and financing costs	138	225	363	159	200	359
Operating expenses	76,432	3,908	80,340	70,210	2,850	73,060

Operating income	29,219	3,964	33,183	25,223	7,229	32,452

Other income (expense)			(2,153)			123

Earnings before tax			$31,030			$32,575

Net Sales
Contracts with customers	$443,802	$945	$444,747	$396,541	$5,418	$401,959
Financing and other	4,983	8,629	13,612	3,817	10,873	14,690
Total	$448,785	$9,574	$458,359	$400,358	$16,291	$416,649

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,515	$957	$4,472	$4,103	$1,979	$6,082
Purchases of property, equipment and operating lease equipment	$1,286	$491	$1,777	$1,307	$5,687	$6,994

Selected Financial Data - Balance Sheet

Total assets	$1,007,898	$248,252	$1,256,150	$868,276	$209,140	$1,077,416

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized below (in thousands):

	Three Months Ended June 30,
	2022	2021
Customer end market:
Telecom, Media & Entertainment	$128,277	$112,192
Technology	69,862	69,140
Healthcare	68,512	54,688
State and local government and educational institutions	64,602	65,415
Financial Services	33,299	30,011
All others	84,233	68,912
Net sales	448,785	400,358

Less: Revenue from financing and other	(4,983)	(3,817)

Revenue from contracts with customers	$443,802	$396,541

	Three Months Ended June 30,
	2022	2021
Vendor:
Cisco Systems	$156,878	$166,902
Dell EMC	61,873	26,340
Juniper Networks	22,509	24,714
NetApp	13,985	10,457
Arista Networks	11,172	11,498
All others	182,368	160,447
Net sales	448,785	400,358

Less: Revenue from financing and other	(4,983)	(3,817)

Revenue from contracts with customers	$443,802	$396,541

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2022 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We are a leading solutions provider in the areas of security, cloud, networking, data center, collaboration, and emerging technologies. We deliver actionable outcomes for organizations by using information technology (“IT”) and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud in an evolving market. As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management. Additionally, we offer flexible financing for purchases from us and from third-parties. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premise and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of Cloud, Security, Networking, Data Center, and Collaboration are specific skills in orchestration and automation, application modernization, DevOps, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Dell EMC, F5 Networks, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay on the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a customized customer experience that spans the continuum from fast delivery of competitively priced products and services to subsequent management and maintenance, and through to end-of-life disposal services. This approach permits ePlus to deploy sophisticated solutions enabling our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounted for 98% of our net sales and 88% of our operating income, while our financing segment accounted for 2% of our net sales and 12% of our operating income, for the three months ended June 30, 2022.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•	General economic concerns including inflation, rising interest rates, staffing shortages, COVID variants, and global unrest may impact our customers’ willingness to spend on technology and services.

•
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

•
We are experiencing increases in prices from our suppliers as well as rising wages and interest rates. We generally have been able to pass price increases to our customers. Our labor costs related to services we perform will take longer to pass to customers that have services engagements where prices may be set. Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. There can be no assurances that inflation will not have a material impact on our sales, gross profit, or operating costs in the future.

•
Customers’ top focus areas include security, cloud solutions, hybrid work environments (work from home and return to office) as well as digital transformation and modernization. We have developed advisory services, solutions, and professional and managed services to meet these priorities and help our customers attain their desired state.

•
Modernizing legacy applications, data modernization, reducing operational complexity, securing workloads, the cost and performance of IT operations, and agility are changing the way companies are purchasing and consuming technology. These are fueling deployments of solutions on cloud, managed services and hybrid platforms and licensing models.

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

Our key business metrics for the three month periods ended June 30, 2022, and 2021 are summarized in the following tables (dollars in thousands):

	Three Months Ended June 30,
Consolidated	2022	2021
Net sales	$458,359	$416,649

Gross profit	$113,523	$105,512
Gross margin	24.8%	25.3%
Operating income margin	7.2%	7.8%

Net earnings	$22,339	$23,518
Net earnings margin	4.9%	5.6%
Net earnings per common share - diluted	$0.84	$0.87

Non-GAAP: Net earnings (1)	$26,513	$26,353
Non-GAAP: Net earnings per common share - diluted (1)	$0.99	$0.98

Adjusted EBITDA (2)	$38,304	$38,272
Adjusted EBITDA margin	8.4%	9.2%

Technology Segment
Net sales	$448,785	$400,358
Adjusted gross billings (3)	$701,943	$633,007

Gross profit	$105,651	$95,433
Gross margin	23.5%	23.8%

Operating income	$29,219	$25,223
Adjusted EBITDA (2)	$34,254	$30,958

Financing Segment
Net sales	$9,574	$16,291

Gross profit	$7,872	$10,079

Operating income	$3,964	$7,229
Adjusted EBITDA (2)	$4,050	$7,314

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

	Three Months Ended June 30,
	2022	2021
GAAP: Earnings before tax	$31,030	$32,575
Share based compensation	1,773	1,735
Acquisition related amortization expense	2,183	2,696
Other (income) expense	2,153	(123)
Non-GAAP: Earnings before provision for income taxes	37,139	36,883

GAAP: Provision for income taxes	8,691	9,057
Share based compensation	508	496
Acquisition related amortization expense	617	757
Other (income) expense	616	(35)
Tax benefit on restricted stock	194	255
Non-GAAP: Provision for income taxes	10,626	10,530

Non-GAAP: Net earnings	$26,513	$26,353

	Three Months Ended June 30,
	2022	2021
GAAP: Net earnings per common share - diluted	$0.84	$0.87

Share based compensation	0.04	0.05
Acquisition related amortization expense	0.06	0.07
Other (income) expense	0.06	-
Tax benefit on restricted stock	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.15	0.11

Non-GAAP: Net earnings per common share - diluted	$0.99	$0.98

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

	Three Months Ended June 30,
Consolidated	2022	2021
Net earnings	$22,339	$23,518
Provision for income taxes	8,691	9,057
Share based compensation	1,773	1,735
Interest and financing costs	138	159
Depreciation and amortization	3,210	3,926
Other income (expense)	2,153	(123)
Adjusted EBITDA	$38,304	$38,272

Technology Segment
Operating income	$29,219	$25,223
Depreciation and amortization	3,182	3,898
Share based compensation	1,715	1,678
Interest and financing costs	138	159
Adjusted EBITDA	$34,254	$30,958

Financing Segment
Operating income	$3,964	$7,229
Depreciation and amortization	28	28
Share based compensation	58	57
Adjusted EBITDA	$4,050	$7,314

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

	Three Months Ended June 30,
	2022	2021
Technology segment net sales	$448,785	$400,358
Costs incurred related to sales of third party maintenance, software assurance and subscription/SaaS licenses, and services	253,158	232,649
Adjusted gross billings	$701,943	$633,007

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

CONSOLIDATED RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2022, increased $41.7 million, or 10.0%, to $458.4 million, as compared to $416.6 million for the same period in the prior year. Product sales for the three months ended June 30, 2022, increased $34.2 million, or 9.5%, to $395.3 million, as compared to $361.1 million for the same period in the prior year, due to increased demand and higher prices for some products in our technology segment. Service sales for the three months ended June 30, 2022, increased $7.5 million, or 13.5%, to $63.1 million, as compared to $55.6 million for the same period in the prior year, due to increases in both managed services and professional services. In the technology segment, we had increases in net sales to customers in telecom, media, and entertainment, healthcare, and professional services, which were partially offset by decreases in net sales to customers in manufacturing during the three months ended June 30, 2022, compared to the same period in the prior year.

Adjusted gross billings for the three months ended June 30, 2022, increased $68.9 million, or 10.9%, to $701.9 million, as compared to $633.0 million for the same period in the prior year. We had increases in adjusted gross billings to customers in telecom, media and entertainment, healthcare, financial services, professional services, and SLED, which were partially offset by decreases in adjusted gross billings to customers in the manufacturing market.

Consolidated gross profit for the three months ended June 30, 2022, increased $8.0 million, or 7.6%, to $113.5 million, as compared to $105.5 million for the same period in the prior year. Our increase in gross profit was due to higher net sales, offset by lower gross margin. Consolidated gross margins for the three months ended June 30, 2022, decreased 50 basis points to 24.8%, as compared to 25.3% for the same period in the prior year. Our decrease in gross margins was primarily due to a decrease in service margins, and a reduction in gross profit from our financing segment.

Operating expenses for the three months ended June 30, 2022, increased $7.3 million, or 10.0%, to $80.3 million, as compared to $73.1 million for the same period in the prior year. Our increase in operating expenses was primarily due to $4.0 million in higher salaries and benefits, $3.1 million in higher general and administrative expenses including higher software license and maintenance fees and higher travel and entertainment costs, $1.0 million in a higher provision for credit losses caused by an increase in our receivables over this period compared to a decrease in our receivables over the same period in the prior year, and offset by a $0.7 million decrease in depreciation and amortization. As of June 30, 2022, we had 1,637 employees, an increase of 90 from 1,547 as of June 30, 2021.

As a result of the foregoing, operating income for the three months ended June 30, 2022, increased $0.7 million, or 2.3%, to $33.2 million, as compared to $32.5 million for the same period in the prior year.

Consolidated net earnings for the three months ended June 30, 2022, decreased $1.2 million, or 5.0%, to $22.3 million, as compared to $23.5 million for the same period in the prior year, due to the increase in operating expenses and foreign exchange losses, offset by an increase in gross profit. Our effective tax rate for the three months ended June 30, 2022, was 28.0%, which is comparable to 27.8% in the prior year quarter.

Adjusted EBITDA for both the three months ended June 30, 2022, and 2021 was $38.3 million. Adjusted EBITDA margin for the three months ended June 30, 2022, decreased 80 basis points to 8.4%, as compared to the prior year period of 9.2%.

Diluted earnings per share for the three months ended June 30, 2022, decreased $0.03, or 3.4%, to $0.84 per share, as compared to $0.87 per share for same period in the prior year. Non-GAAP diluted earnings per share for the three months ended June 30, 2022, increased $0.01, or 1.0%, to $0.99, as compared to $0.98 for the same period in the prior year.

Cash and cash equivalents decreased $71.9 million, or 46.3%, to $83.5 million as of June 30, 2022, as compared to $155.4 million as of March 31, 2022. Our decrease in cash and cash equivalents was due to increases in our accounts receivable and inventory, partially offset by borrowings on our revolving credit facility. Additional uses of cash during the three months ended June 30, 2022, included cash paid of $7.2 million to repurchase outstanding shares of our common stock as part of our share repurchase plan and to satisfy the minimum tax withholding requirements on employee stock awards.

SEGMENT OVERVIEW

Our operations are conducted through two segments: technology and financing.

TECHNOLOGY SEGMENT

Our technology segment earns revenues from sales of IT products, professional services, managed services, and staff augmentation. Our technology segment sells primarily to corporations, state and local governments, and higher education institutions. We sell across the US, which accounts for most of our sales, and in select international markets. Our technology segment also provides business-to-business supply chain management solutions for IT products.

Our customers generally purchase IT products and services from us under the terms and conditions of a customer master agreement (“CMA”). Our customers generally place orders for IT products using purchase orders. Customer orders from state and local governments may involve public bids and our written bid responses. Our customers generally purchase services from us under the terms of statements of work. Our charges for services may be fixed price or determined on time and materials.

We purchase IT products for resale from vendors and distributors. Our relationships with vendors are generally governed by our reseller authorization level. We achieve these authorization levels through purchase volume, certifications held by sales executives or engineers, and though contractual commitments. Our authorization level determines the types of products we can resell, variable discounts applied against the list price, funds provided for the marketing, and other special promotions.

We endeavor to minimize our cost of sales through vendor incentive programs. Our benefit from these programs is also determined by our reseller authorization level. These authorization levels are costly to maintain and vendors often change their incentive programs. As such, our ability to continue to reduce our costs of sales through participating in these programs is not guaranteed.

FINANCING SEGMENT

Our financing segment offers financing solutions to corporations, state and local governments, and higher education institutions. We provide financing across the US, which accounts for most of our sales, and in select international markets. Our financing segment earns revenues from leasing IT equipment, from financing purchases of third-party software licenses, software assurance, maintenance, and other services, and from selling IT equipment at the end of a lease.

Our financing revenue is generally earned from the following three sources:

Financing revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases
•	Transactional gains: Net gains on the sale of financial assets
•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and sales of off-lease equipment.

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may fluctuate due to customer demand for our products and services, supplier costs, product availability, changes in vendor incentive programs, interest rate fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by opening new offices and warehouses and by hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may impact our operating results.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2022, compared to the three months ended June 30, 2021

TECHNOLOGY SEGMENT

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Net sales
Product	$385,676	$344,766	$40,910	11.9%
Services	63,109	55,592	7,517	13.5%
Total	448,785	400,358	48,427	12.1%

Cost of sales
Product	302,508	271,015	31,493	11.6%
Services	40,626	33,910	6,716	19.8%
Total	343,134	304,925	38,209	12.5%

Gross profit	105,651	95,433	10,218	10.7%

Selling, general, and administrative	73,112	66,153	6,959	10.5%
Depreciation and amortization	3,182	3,898	(716)	(18.4%)
Interest and financing costs	138	159	(21)	(13.2%)
Operating expenses	76,432	70,210	6,222	8.9%

Operating income	$29,219	$25,223	$3,996	15.8%

Adjusted gross billings	$701,943	$633,007	$68,936	10.9%
Adjusted EBITDA	$34,254	$30,958	$3,296	10.6%

Net sales: Net sales for the three months ended June 30, 2022, increased $48.4 million, or 12.1%, to $448.8 million, as compared to $400.4 million for the same period in the prior year, due to increases in net sales from customers in telecom, media, and entertainment, healthcare, and professional services, which were partially offset by decreases in net sales to customers in manufacturing. Product sales for the three months ended June 30, 2022, increased $40.9 million, or 11.9%, to $385.7 million. Service sales for the three months ended June 30, 2022, increased $7.5 million, or 13.5%, to $63.1 million, as compared to $55.6 million for the same period in the prior year, due to increases in both managed services and professional services.

Adjusted gross billings for the three months ended June 30, 2022, increased $68.9 million, or 10.9%, to $701.9 million, as compared to $633.0 million for the same period in the prior year. Our increase in adjusted gross billings was due to higher demand from our current customers and higher prices for some products.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of June 30, 2022, we had open orders of $1.0 billion and deferred revenue of $130.7 million. As of June 30, 2021, we had open orders of $565.8 million and deferred revenue of $100.3 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve month periods ended June 30, 2022, and 2021 are summarized below:

	Twelve Months Ended June 30,		Change
Net sales by customer end market:	2022	2021
Telecom, Media & Entertainment	29%	27%	2%
Healthcare	16%	13%	3%
Technology	14%	16%	(2%)
SLED	14%	15%	(1%)
Financial Services	9%	12%	(3%)
All others	18%	17%	1%
Total	100%	100%

	Twelve Months Ended June 30,		Change
Net sales by vendor:	2022	2021
Cisco Systems	37%	37%	0%
Dell EMC	10%	7%	3%
Juniper Networks	5%	7%	(2%)
NetApp	5%	3%	2%
Arista Networks	2%	4%	(2%)
All others	41%	42%	(1%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve month period ended June 30, 2022, we had an increase in the percentage of total revenues from customers in the telecom, media and entertainment and healthcare industry, and decreases in the percentage of total revenues in the financial services, technology, and SLED markets. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor is derived from our top six suppliers. None of the vendors included within the “All others” category exceeded 5% of total revenues.

Cost of sales: Cost of sales for the three months ended June 30, 2022, increased $38.2 million, or 12.5%, to $343.1 million, as compared to $304.9 million for the same period in the prior year. Our gross margin decreased 30 basis points to 23.5% for the three months ended June 30, 2022, compared to 23.8% for the same period in the prior year. Our decrease in gross margins was primarily due to higher third-party costs incurred in providing our professional services.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2022, increased $7.0 million, or 10.5%, to $73.1 million, as compared to $66.2 million for the same period in the prior year. Salaries and benefits increased $3.7 million, or 6.4% to $61.6 million, as compared to $57.9 million for the same period in the prior year, mainly due to an increase in variable compensation. Our technology segment had 1,602 employees as of June 30, 2022, an increase of 88 from 1,514 as of June 30, 2021. We added 77 additional customer facing employees, of which 59 were professional services and technical support personnel due to demand for our services.

General and administrative expenses for the three months ended June 30, 2022, increased $2.9 million, or 34.6%, to $11.1 million, as compared to $8.3 million for the same period in the prior year, due to higher software license and maintenance fees and higher travel and entertainment costs.

Our provision for credit losses for the three months ended June 30, 2022 was $0.3 million, as compared to negligible expense for the same period in the prior year. Our higher provision for credit losses for the three months ended June 30, 2022 was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2022, decreased $0.7 million, or 18.4%, to $3.2 million, as compared to $3.9 million for the same period in the prior year, primarily due to less amortization from intangible assets acquired in past acquisitions as the rate of amortization declines each year.

Interest and financing costs: Interest and financing costs of $0.1 million were incurred in the three months ended June 30, 2022, as compared to $0.2 million for the same period in the prior year.

Segment operating income: As a result of the foregoing, operating income for the three months ended June 30, 2022, increased $4.0 million, or 15.8%, to $29.2 million, as compared to $25.2 million for the same period in the prior year.

Adjusted EBITDA for the three months ended June 30, 2022, increased $3.3 million, or 10.6%, to $34.3 million, as compared to $31.0 million for the same period in the prior year.

FINANCING SEGEMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021
Net sales	$9,574	$16,291	$(6,717)	(41.2%)

Cost of sales	1,702	6,212	(4,510)	(72.6%)

Gross profit	7,872	10,079	(2,207)	(21.9%)

Selling, general, and administrative	3,655	2,622	1,033	39.4%
Depreciation and amortization	28	28	-	0.0%
Interest and financing costs	225	200	25	12.5%
Operating expenses	3,908	2,850	1,058	37.1%

Operating income	$3,964	$7,229	$(3,265)	(45.2%)

Adjusted EBITDA	$4,050	$7,314	$(3,264)	(44.6%)

Net sales: Net sales for the three months ended June 30, 2022, decreased $6.7 million, or 41.2%, to $9.6 million, as compared to $16.3 million for the same period in the prior year. The decrease in net sales was due to lower post contract earnings and transactional gains. For the three months ended June 30, 2022, we recognized net gains on sales of financial assets of $1.8 million and proceeds from these sales were $52.5 million. For the three months ended June 30, 2021, net gains on the sale of financial assets were $3.2 million and the proceeds from these sales were $75.3 million. As of June 30, 2022, our financing segment had $130.0 million in financing receivables and operating leases, compared to $141.7 million as of June 30, 2021, a decrease of $11.7 million, or 8.3%.

Cost of sales: Cost of sales for the three months ended June 30, 2022, decreased $4.5 million, or 72.6%, to $1.7 million, as compared to $6.2 million for the same period in the prior year, due to lower cost of sales on off-lease equipment and lower depreciation expense from operating leases. Gross profit decreased $2.2 million, or 21.9%, to $7.9 million for the three months ended June 30, 2022, as compared to $10.1 million in the prior year.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2022, increased $1.0 million, or 39.4%, to $3.7 million, as compared to $2.6 million for the same period in the prior year, due to higher salaries and benefits consisting mostly of higher variable compensation, higher general and administrative expenses consisting mostly of higher business taxes, and a higher provision for credit losses caused by changes in our net credit exposure. Beginning in the second quarter of our fiscal year 2023, we anticipate completing our deployment of a new hosted software to manage our financing portfolio. Once we begin using the hosted software, we anticipate higher general and administrative costs of approximately $1.5 million per year related to amortizing the cost to implement the hosted software and annual fees paid to license the hosted software.

Interest and financing costs: Interest and financing costs for the both the three months ended June 30, 2022, and 2021, were $0.2 million. As of June 30, 2022, our notes payable was $26.4 million, an increase of $11.2 million, or 73.0% compared to notes payable of $15.3 million as of June 30, 2021. As of June 30, 2022, and 2021, our notes payable consisted entirely of non-recourse notes payable. Our weighted average interest rate for non-recourse notes payable was 3.78% and 3.66%, as of June 30, 2022, and 2021, respectively.

Segment operating income: As a result of the foregoing, both operating income and Adjusted EBITDA decreased $3.3 million to $4.0 million and $4.1 million, respectively, for the three months ended June 30, 2022, as compared to the prior year period.

CONSOLIDATED

Other income: Other income and expense for the three months ended June 30, 2022, was an expense of $2.2 million, due to foreign exchange losses, compared to income of $0.1 million in the prior year.

Income taxes: Our provision for income tax expense was $8.7 million for the three months ended June 30, 2022, as compared to $9.1 million for the same period in the prior year. Our effective income tax rate for the three months ended June 30, 2022, was 28.0%, which is comparable to 27.8% for the same period in the prior year.

Net earnings: As a result of the foregoing, our net earnings for the three months ended June 30, 2022, decreased $1.2 million, or 5.0%, to $22.3 million, as compared to $23.5 million during the same period in the prior year.

Basic and diluted earnings per common share were both $0.84 for the three months ended June 30, 2022, a decrease of $0.04 and $0.03, respectively, as compared to $0.88 and $0.87, respectively, for the same period in the prior year.

Non-GAAP diluted earnings per share for the three months ended June 30, 2022, increased $0.01, or 1.0%, to $0.99, as compared to $0.98 for the three months ended June 30, 2021.

Weighted average common shares outstanding was 26.5 million in the calculation of basic earnings per common share for the three months ended June 30, 2022, and 26.7 million in the calculation of diluted earnings per common share for the three months ended June 30, 2022. Weighted average common shares outstanding used in the calculation of basic earnings per common share, was 26.7 million for the three months ended June 30, 2021, and 26.9 million in the calculation of diluted earnings per common share for the three months ended June 30, 2021.

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

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be enough to finance our working capital, capital expenditures, and other standard business requirements for at least the next year.

Our ability to continue to expand, both organically and through acquisitions, is dependent upon our ability to generate enough cash flow from operations or from borrowing or other sources of financing as may be required.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(102,943)	$(65,136)
Net cash used in investing activities	(1,692)	(6,151)
Net cash provided by financing activities	31,111	35,494
Effect of exchange rate changes on cash	1,634	71
Net decrease in cash and cash equivalents	$(71,890)	$(35,722)

Cash flows from operating activities: We used $102.9 million in operating activities during the three months ended June 30, 2022, compared to $65.1 million provided by operating activities for the three months ended June 30, 2021. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Months Ended June 30,
	2022	2021
Technology segment	$(104,645)	$(65,980)
Financing segment	1,702	844
Net cash provided by (used in) operating activities	$(102,943)	$(65,136)

Technology segment: For the three months ended June 30, 2022, our technology segment used $104.6 million from operating activities primarily due to increases in our accounts receivable of $59.1 million and inventories of $92.7 million, offset by net earnings. Further, we had net repayments on the floor plan component of our credit facility of $7.3 million. We use this facility to manage working capital needs, however, we present changes in this balance as financing activity in our consolidated statement of cash flows.

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

The following table presents the components of the cash conversion cycle for our technology segment:

	As of June 30,
	2022	2021
(DSO) Days sales outstanding (1)	61	61
(DIO) Days inventory outstanding (2)	30	13
(DPO) Days payable outstanding (3)	(45)	(42)
Cash conversion cycle	46	32

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

Our cash conversion cycle increased to 46 days as of June 30, 2022, as compared to 32 days as of June 30, 2021. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO increased 3 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date. Our DSO remained the same at 61 days. The DSO for both June 30, 2022, and 2021, reflects higher sales to customers with terms greater than or equal to net 60 days. Our DIO increased to 30 days due to higher inventory balance. Inventory, which represents equipment ordered by customers but not yet delivered, increased 59.2% to $246.9 million as of June 30, 2022, up from $155.1 million as of March 31, 2022, due to ongoing projects with customers and supply constraints that lengthen the time over which we receive all the parts in an order for a completed delivery to our customers.

Financing segment: For the three months ended June 30, 2022, our financing segment provided $1.7 million from operating activities, primarily due to net earnings, decreases in accounts receivable, and increases in accounts payable-trade offset by increases in financing receivables-net. In the three months ended June 30, 2021, our financing segment provided $0.8 million from operating activities, primarily due to earnings offset by decreases in accounts payable-trade.

Cash flows related to investing activities: For the three months ended June 30, 2022, we used $1.7 million from investing activities, consisting of $1.8 million for purchases of property, equipment and operating lease equipment offset by $0.1 million of proceeds from the sale of property, equipment, and operating lease equipment. In the three months ended June 30, 2021, we used $6.2 million from investing activities, consisting of $7.0 million for purchases of property, equipment and operating lease equipment offset by $0.8 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the three months ended June 30, 2022, cash provided by financing activities was $31.1 million, consisting of net borrowings of non-recourse and recourse notes payable of $45.6 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $7.3 million in net repayments on the floor plan component of our credit facility. In the three months ended June 30, 2021, cash provided by financing activities was $35.5 million consisting of net borrowings on the floor plan component of our credit facility of $40.9 million partially offset by net repayments of non-recourse and recourse notes payable of $1.6 million, and $3.8 million in cash used to repurchase outstanding shares of our common stock.

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

On October 13, 2021, the Borrowers amended, restated, and replaced in their entirety their then-existing credit agreements with WFCDF. The new credit facility is established by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $375 million, together with a sublimit for a revolving credit facility for up to $100 million (collectively, the “2021 Credit Facility”).

Please refer to Note 7 “Credit Facility and Notes Payable” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" for additional information concerning our 2021 Credit Facility.

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

As of June 30, 2022, and March 31, 2022, we had a maximum credit limit of $375.0 million, and an outstanding balance on the floor plan facility of $138.0 million and $145.3 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of June 30, 2022, the outstanding balance under the revolving credit facility was $40.0 million. As of March 31, 2022, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $100.0 million as of both June 30, 2022, and March 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of June 30, 2022, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF credit facility bear interest at a market-based variable rate. As of June 30, 2022, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

We have foreign currency exposure when transactions are not denominated in our subsidiaries’ functional currency, which include purchases and sales of the products and services we provide, as well as loans with other ePlus entities. Additionally, we lease assets in foreign countries, including Canada, the UK, and several other European countries. As a lessor, we lease assets for amounts denominated in British Pounds, Euros, and Canadian dollars. To date, foreign currency exposure associated with purchases and sales of the products and services we provide has not been significant. We have incurred foreign currency transaction gains and losses in certain foreign subsidiaries on US dollar denominated loans. Fluctuations in currency exchange rates may impact our results of operations and financial position.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Note 8, “Commitment and Contingencies” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements".

Item 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our total purchases of 128,553 shares of ePlus inc. common stock during the three months ended June 30, 2022, including a total of 70,473 shares purchased as part of the publicly announced share repurchase plans or programs.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	34,961	$56.02	34,961	737,049	(2)
May 1, 2022 through May 27, 2022	35,512	$55.86	35,512	701,537	(3)
May 28, 2022 through May 31, 2022	-	$-	-	1,000,000	(4)
June 1, 2022 through June 30, 2022	58,080	$56.51	-	1,000,000	(5)

(1)
All shares acquired were in open-market purchases, except for 58,080 shares, which were repurchased in June 2022 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The share purchase authorization in place for the month ended April 30, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of April 30, 2022, the remaining authorized shares to be purchased were 737,049.

(3)	As of May 27, 2022, the authorization under the then-existing share repurchase plan expired.
(4)
On March 24, 2022, the board of directors authorized the company to repurchase up to 1,000,000 shares of our outstanding common stock commencing on May 28, 2022, and continuing to May 27, 2023. As of May 31, 2022, the remaining authorized shares to be purchased were 1,000,000.

(5)
The share purchase authorization in place for the month ended June 30, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of June 30, 2022, the remaining authorized shares to be purchased were 1,000,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

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

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 3, 2022	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2022	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)