Form 10-Q
period 2022-09-30
EPLUS INC
filed 2022-11-03
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 1, 2022, was 26,906,709.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and inflation, including increases in our costs and our ability to increase prices to our customers which may result in adverse changes in our gross profit;

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

•
the duration and ongoing impact of the novel coronavirus (“COVID-19”) pandemic, including but not limited to the impact and severity of new variants, vaccine efficacy, and immunization rates, the closure of non-essential businesses and other associated governmental containment actions, and the increase in cyber-security attacks that have occurred while employees work remotely;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,531	$155,378
Accounts receivable—trade, net	525,176	430,380
Accounts receivable—other, net	44,278	48,673
Inventories	274,863	155,060
Financing receivables—net, current	65,010	61,492
Deferred costs	36,085	32,555
Other current assets	24,970	13,944
Total current assets	1,069,913	897,482

Financing receivables and operating leases—net	75,093	64,292
Deferred tax asset—net	5,058	5,050
Property, equipment, and other assets	55,033	45,586
Goodwill	135,907	126,543
Other intangible assets—net	30,336	27,250
TOTAL ASSETS	$1,371,340	$1,166,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$192,511	$136,161
Accounts payable—floor plan	136,215	145,323
Salaries and commissions payable	34,304	39,602
Deferred revenue	108,004	86,469
Recourse notes payable—current	92,744	7,316
Non-recourse notes payable—current	10,346	17,070
Other current liabilities	33,187	28,095
Total current liabilities	607,311	460,036

Recourse notes payable - long-term	1,947	5,792
Non-recourse notes payable - long-term	10,446	4,108
Other liabilities	45,991	35,529
TOTAL LIABILITIES	665,695	505,465

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,906 outstanding at September 30, 2022 and 26,886 outstanding at March 31, 2022	272	270
Additional paid-in capital	163,211	159,480
Treasury stock, at cost, 258 shares at September 30, 2022 and 130 shares at March 31, 2022	(13,958)	(6,734)
Retained earnings	558,654	507,846
Accumulated other comprehensive income—foreign currency translation adjustment	(2,534)	(124)
Total Stockholders’ Equity	705,645	660,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,371,340	$1,166,203

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net sales
Product	$428,545	$397,160	$823,795	$758,217
Services	65,161	60,857	128,270	116,449
Total	493,706	458,017	952,065	874,666
Cost of sales
Product	317,127	297,629	621,337	574,856
Services	43,275	37,386	83,901	71,296
Total	360,402	335,015	705,238	646,152

Gross profit	133,304	123,002	246,827	228,514

Selling, general, and administrative	84,704	74,504	161,471	143,279
Depreciation and amortization	3,568	3,853	6,778	7,779
Interest and financing costs	925	342	1,288	701
Operating expenses	89,197	78,699	169,537	151,759

Operating income	44,107	44,303	77,290	76,755

Other income (expense)	(3,866)	(325)	(6,019)	(202)

Earnings before tax	40,241	43,978	71,271	76,553

Provision for income taxes	11,772	12,565	20,463	21,622

Net earnings	$28,469	$31,413	$50,808	$54,931
Net earnings per common share—basic	$1.07	$1.18	$1.91	$2.06
Net earnings per common share—diluted	$1.07	$1.17	$1.91	$2.04

Weighted average common shares outstanding—basic	26,578	26,664	26,546	26,666
Weighted average common shares outstanding—diluted	26,623	26,864	26,671	26,862

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

NET EARNINGS	$28,469	$31,413	$50,808	$54,931

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(1,071)	(506)	(2,410)	(440)

Other comprehensive income (loss)	(1,071)	(506)	(2,410)	(440)

TOTAL COMPREHENSIVE INCOME	$27,398	$30,907	$48,398	$54,491

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$50,808	$54,931

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	9,539	12,044
Provision for credit losses	1,739	98
Share-based compensation expense	3,731	3,575
Deferred taxes	-	(1)
Payments from lessees directly to lenders—operating leases	-	(32)
Gain on disposal of property, equipment, and operaing lease equipment	(3,052)	(525)
Changes in:
Accounts receivable	(93,103)	(85,463)
Inventories-net	(122,182)	(64,661)
Financing receivables—net	(23,164)	(18,019)
Deferred costs and other assets	(24,711)	(6,115)
Accounts payable-trade	49,626	(43,375)
Salaries and commissions payable, deferred revenue, and other liabilities	31,098	12,539
Net cash used in operating activities	(119,671)	(135,004)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	3,114	2,553
Purchases of property, equipment and operating lease equipment	(2,410)	(16,243)
Cash used in acquisitions, net of cash acquired	(12,998)	-
Net cash used in investing activities	(12,294)	(13,690)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	142,271	64,815
Repayments of non-recourse and recourse notes payable	(54,597)	(29,386)
Repurchase of common stock	(7,224)	(6,874)
Net borrowings (repayments) on floor plan facility	(9,108)	47,227
Net cash provided by financing activities	71,342	75,782

Effect of exchange rate changes on cash	4,776	300

Net decrease in cash and cash equivalents	(55,847)	(72,612)

Cash and cash equivalents, beginning of period	155,378	129,562

Cash and cash equivalents, end of period	$99,531	$56,950

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,111	$683
Cash paid for income taxes	$28,878	$24,511
Cash paid for amounts included in the measurement of lease liabilities	$2,300	$2,280

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$35	$100
Purchases of property, equipment, and operating lease equipment	$(720)	$(2,386)
Consideration for acquisitions	$(290)	$-
Borrowing of non-recourse and recourse notes payable	$15,532	$41,195
Repayments of non-recourse and recourse notes payable	$-	$(32)
Vesting of share-based compensation	$9,811	$8,398
New operating lease assets obtained in exchange for lease obligations	$2,353	$1,070

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2022
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)

Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288
Issuance of restricted stock awards	13	1	-	-	-	-	1
Share-based compensation	-	-	1,958	-	-	-	1,958
Repurchase of common stock	-	-	-	-	-	-	-
Net earnings	-	-	-	-	28,469	-	28,469
Foreign currency translation adjustment	-	-	-	-	-	(1,071)	(1,071)

Balance, September 30, 2022	26,906	$272	$163,211	$(13,958)	$558,654	$(2,534)	$705,645

	Six Months Ended September 30, 2021
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	156	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(90)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66

Balance, June 30, 2021	27,072	$146	$154,101	$(79,483)	$508,134	$721	$583,619
Issuance of restricted stock awards	12	-	-	-	-	-	-
Share-based compensation	-	-	1,840	-	-	-	1,840
Repurchase of common stock	(64)	-	-	(2,763)	-	-	(2,763)
Net earnings	-	-	-	-	31,413	-	31,413
Foreign currency translation adjustment	-	-	-	-	-	(506)	(506)

Balance, September 30, 2021	27,020	$146	$155,941	$(82,246)	$539,547	$215	$613,603

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the six months ended September 30, 2022, and 2021, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the six months ended September 30, 2022, and 2021, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2023, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2022 (“2022 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 39% and 40% of our technology segment’s net sales for the three months ended September 30, 2022, and 2021, respectively, and 37% and 41% of our technology segment’s net sales for the six months ended September 30, 2022, and 2021, respectively.

STOCK SPLIT — On December 13, 2021, we completed a two-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying financial statements and disclosures have been retroactively adjusted for this stock split.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2022, except for the changes provided in Note 2, “Recent Accounting Pronouncements”.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2021-08, Business combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers (“ASU 2021-08”) that requires companies to apply Accounting Standards Codification Topic 606, Contracts with customers (“ASC Topic 606”) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We early adopted this accounting standard update beginning in the second quarter of our fiscal year 2023 and it did not have a material impact on our Consolidated Financial Statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.

3.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $62.3 million and $47.5 million of receivables from contracts with customers included within financing receivables as of September 30, 2022, and March 31, 2022, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	September 30, 2022	March 31, 2022
Current (included in deferred revenue)	$107,802	$85,826
Non-current (included in other liabilities)	$40,119	$30,086

Revenue recognized from the beginning contract liability balance was $17.5 million and $42.4 million for the three and six months ended September 30, 2022, respectively, and $14.6 million and $36.1 million for the three and six months ended September 30, 2021, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2023	$33,299
Year ending March 31, 2024	34,681
Year ending March 31, 2025	17,839
Year ending March 31, 2026	5,470
Year ending March 31, 2027 and thereafter	2,354
Total remaining performance obligations	$93,643

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and six months ended September 30, 2022, and 2021 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Net sales	$4,506	$5,962	$9,489	$9,779
Cost of sales	3,769	4,926	7,836	8,291
Gross profit	$737	$1,036	$1,653	$1,488

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2022, and 2021 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Interest income on sales-type leases	$819	$1,000	$1,680	$2,290
Lease income on operating leases	$4,659	$6,634	$9,241	$11,844

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Lease	Financing
September 30, 2022	Receivable	Receivables	Receivables
Gross receivables	$89,717	$50,714	$140,431
Unguaranteed residual value (1)	-	8,385	8,385
Unearned income	(5,795)	(5,104)	(10,899)
Allowance for credit losses (2)	(976)	(1,207)	(2,183)
Total, net	$82,946	$52,788	$135,734
Reported as:
Current	$45,443	$19,567	$65,010
Long-term	37,503	33,221	70,724
Total, net	$82,946	$52,788	$135,734

(1)	Includes unguaranteed residual values of $4,830 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2022	Receivable	Receivables	Receivables
Gross receivables	$80,517	$38,788	$119,305
Unguaranteed residual value (1)	-	9,141	9,141
Unearned income	(2,728)	(3,604)	(6,332)
Allowance for credit losses (2)	(708)	(681)	(1,389)
Total, net	$77,081	$43,644	$120,725
Reported as:
Current	$45,415	$16,077	$61,492
Long-term	31,666	27,567	59,233
Total, net	$77,081	$43,644	$120,725

(1)	Includes unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30,	March 31,
	2022	2022
Cost of equipment under operating leases	$14,121	$13,044
Accumulated depreciation	(9,752)	(7,985)
Investment in operating lease equipment—net (1)	$4,369	$5,059

(1)	Amounts include estimated unguaranteed residual values of $1.8 million and $1.7 million as of September 30, 2022, and March 31, 2022, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of  September 30, 2022, and March 31, 2022, we had financing receivables of $20.2 million and $21.1 million, respectively, and operating leases of $1.7 million and $2.0 million, respectively, which were collateral for non-recourse notes payable. See Note 8, ‘‘Credit Facility and Notes Payable.’’

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2022, and 2021, we recognized net gains of $8.1 million and $10.1 million, respectively, and total proceeds from these sales were $376.4 million and $615.0 million, respectively. For the year to date periods ended September 30, 2022, and 2021, we recognized net gains of $9.9 million and $13.3 million, respectively, and total proceeds from these sales were $428.9 million and $690.3 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of both September 30, 2022, and March 31, 2022, we had deferred revenue of $0.5 million, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of September 30, 2022, and March 31, 2022, the total potential payments that could result from these indemnities is immaterial.

5.	LESSEE ACCOUNTING

We lease office and warehouse space for periods generally between one to five years and, in some instances, for longer periods up to ten years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.2 million as part of selling, general and administrative expenses for the three months ended September 30, 2022, and $1.3 million for the three months ending September 30, 2021, and $2.5 million and $2.6 million for the six months ended September 30, 2022, and 2021, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2022 (in thousands):

	Six months ended September 30, 2022
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,216	$(8,673)	$126,543
Acquisitions	9,694	-	9,694
Foreign currency translations	(330)	-	(330)
Ending balance	$144,580	$(8,673)	$135,907

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of September 30, 2022, relates to our technology segment, which we also determined to be one reporting unit. The carrying value of goodwill was $135.9 and $126.5 million as of September 30, 2022, and March 31, 2022, respectively. Our goodwill balance increased by $9.4 million over the six months ended September 30, 2022, due to $9.7 million in goodwill additions from our acquisition of Future Com, Ltd., offset by foreign currency translation of $0.3 million. Please refer to Note 15, “Business Combinations” for details of our acquisition.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our prior year annual test as of October 1, 2021, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our technology reporting unit continued to substantially exceed its carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on September 30, 2022, and March 31, 2022 (in thousands):

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$85,218	$(56,425)	$28,793	$77,224	$(52,087)	$25,137
Capitalized software development	10,516	(8,973)	1,543	10,517	(8,404)	2,113
Total	$95,734	$(65,398)	$30,336	$87,741	$(60,491)	$27,250

Purchased intangibles, consisting mainly of customer relationships intangibles, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for purchased intangibles was $2.5 million for the three months ended September 30, 2022, and $2.7 million for the three months ended September 30, 2021, and $4.7 million and $5.4 million for the six months ended September 30, 2022, and 2021, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the six months ended September 30, 2022, and 2021 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	943	269	527	1,739
Write-offs and other	(71)	(1)	(1)	(73)
Balance September 30, 2022	$3,283	$976	$1,207	$5,466

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	116	479	(497)	98
Write-offs and other	(64)	(4)	(2)	(70)
Balance September 30, 2021	$2,116	$1,687	$672	$4,475

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of September 30, 2022 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2023	2022	2021	2020	2019	2018	Total	Non-recourse debt (2)	Net credit exposure
Notes receivable:
High CQR	$37,200	$14,436	$18,494	$791	$452	$-	$71,373	$(16,450)	$54,923
Average CQR	8,039	2,655	1,220	508	123	4	12,549	(493)	12,056
Low CQR	-	-	-	-	-	-	-	-	-
Total	$45,239	$17,091	$19,714	$1,299	$575	$4	$83,922	$(16,943)	$66,979

Lease receivables:
High CQR	$11,271	$5,513	$2,879	$2,754	$317	$32	$22,766	$(1,965)	$20,801
Average CQR	16,625	7,802	1,584	330	33	25	26,399	(1,248)	25,151
Low CQR	-	-	-	-	-	-	-	-	-
Total	$27,896	$13,315	$4,463	$3,084	$350	$57	$49,165	$(3,213)	$45,952

Total amortized cost (1)	$73,135	$30,406	$24,177	$4,383	$925	$61	$133,087	$(20,156)	$112,931

(1)	Unguaranteed residual values of $4,830 thousand that we retained after selling the related lease receivable is excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

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

The following table provides an aging analysis of our financing receivables as of September 30, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$268	$425	$97	$790	$5,623	$6,413	$77,509	$83,922
Lease receivables	240	154	551	945	905	1,850	47,315	49,165
Total	$508	$579	$648	$1,735	$6,528	$8,263	$124,824	$133,087

The following table provides an aging analysis of our financing receivables as of March 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$187	$37	$23	$247	$5,307	$5,554	$72,235	$77,789
Lease receivables	115	325	430	870	639	1,509	36,392	37,901
Total	$302	$362	$453	$1,117	$5,946	$7,063	$108,627	$115,690

Our financial assets on nonaccrual status were not significant as of September 30, 2022, and March 31, 2022.

8.	CREDIT FACILITY AND NOTES PAYABLE

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility has an accounts payable floor plan facility component and a revolving credit facility component.

On October 13, 2021, the Borrowers amended, restated, and replaced in entirety their then-existing credit agreements with WFCDF. Under this agreement, the credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $375.0 million, together with a sublimit for a revolving credit facility for up to $100.0 million (collectively, the “WFCDF Credit Facility”).

Under the accounts payable floor plan facility, we had an outstanding balance of $136.2 million and $145.3 million as of September 30, 2022, and March 31, 2022, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

Under the revolving credit facility, we had $85.0 million outstanding as of September 30, 2022, and no balance outstanding as of March 31, 2022. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of September 30, 2022, and March 31, 2022.

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

Our borrowings under the WFCDF Credit Facility are secured by the assets of the Borrowers. Additionally, the WFCDF Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of September 30, 2022, and March 31, 2022, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The WFCDF Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate by providing a written termination notice to the other party no less than 90 days prior to such termination.

On October 31, 2022, the Borrowers executed an amendment to the WFCDF Credit Facility that increased the limit on the aggregate principal amount to $425.0 million and increased the sublimit on the revolving credit facility up to $150.0 million. Additionally, this amendment converted all of the Borrower’s loans from a LIBOR rate to a Term SOFR rate.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that the lender has recourse against us. As of September 30, 2022, we had $94.7 million in recourse notes payable consisting of $85.0 million outstanding under the revolving credit facility component of our WFCDF Credit Facility, and $9.7 million arising from one installment payment arrangement within our technology segment. As of March 31, 2022, we had $13.1 million in recourse notes payable arising entirely from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both September 30, 2022, and March 31, 2022.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of September 30, 2022, and March 31, 2022, we had $20.8 million and $21.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 4.09% and 3.59%, as of September 30, 2022, and March 31, 2022, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or any other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that period could be adversely affected. As of September 30, 2022, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against the us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2022, and 2021, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net earnings attributable to common shareholders - basic and diluted	$28,469	$31,413	$50,808	$54,931

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,578	26,664	26,546	26,666
Effect of dilutive shares	45	200	125	196
Weighted average shares common outstanding — diluted	26,623	26,864	26,671	26,862

Earnings per common share - basic	$1.07	$1.18	$1.91	$2.06

Earnings per common share - diluted	$1.07	$1.17	$1.91	$2.04

11.	STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2021, we purchased 98,056 shares of our outstanding common stock at a value of $4.3 million under the share repurchase plan; we also purchased 55,430 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of September 30, 2022, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

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

RESTRICTED STOCK ACTIVITY

For the six months ended September 30, 2022, we granted 15,954 shares of our stock under the 2017 Director LTIP, and 138,643 restricted shares of our stock under the 2021 Employee LTIP. For the six months ended September 30, 2021, we granted 12,786 shares of our stock under the 2017 Director LTIP, and 155,722 restricted shares of our stock under the 2012 Employee LTIP. A summary of our restricted stock activity, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2022	343,806	$41.01
Granted	154,597	$56.82
Vested	(177,360)	$39.44
Forfeited	(6,399)	$41.51
Nonvested September 30, 2022	314,644	$49.58

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our shareholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”) through which eligible employees may purchase shares of our stock at a discounted purchase price of up to 85% of the lesser of the closing price on the offering date or closing price on the purchase date. As of September 30, 2022, we have not had any offerings under the 2022 ESPP.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended September 30, 2022, and 2021, we recognized $2.0 million and $1.8 million of total share-based compensation expense, respectively. During the six months ended September 30, 2022, and 2021, we recognized $3.7 million and $3.6 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to unvested restricted stock was $13.5 million as of September 30, 2022, which will be fully recognized over the next 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense to the plan was $1.0 million for both the three months ended September 30, 2022, and 2021. For the six months ended September 30, 2022, and 2021, our estimated contribution expense for the plan was $2.0 million and $1.8 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $11.8 million and $20.5 million for the three and six months ended September 30, 2022, as compared to $12.6 million and $21.6 for the same period in the prior year. Our effective tax rate for the three and six months ended September 30, 2022, was 29.3% and 28.7% respectively, compared with 28.6% and 28.2%, respectively, for the same periods in the prior year. The effective tax rate for the three and six months ended September 30, 2022, and September 30, 2021, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes. Our effective income tax rate for the three and six months ended September 30, 2022, was higher compared to the same periods in the prior year primarily due to foreign currency losses incurred in lower tax jurisdictions.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2022, and March 31, 2022 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)
September 30, 2022
Assets:
Money market funds	$10,204	$10,204	$-	$-

March 31, 2022
Assets:
Money market funds	$18,138	$18,138	$-	$-

15.	BUSINESS COMBINATIONS

FUTURE COM

On July 15, 2022, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of Future Com, Ltd., a Texas-based provider of cybersecurity solutions, cloud security and security consulting services throughout the US. Our acquisition provides access to enhanced engineering, sales, and services delivery capabilities in the South-Central region of the United States, as well as bolstering the skills and expertise surrounding ePlus’ growing cybersecurity practice.

Our preliminary sum for consideration transferred is $13.3 million consisting of $13.0 million paid in cash at closing plus an additional $0.3 million that is owed to the sellers based on adjustments to our determination of the total net assets delivered. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$4,033
Other assets	129
Identified intangible assets	8,360
Accounts payable and other current liabilities	(8,714)
Contract liabilities	(214)
Total identifiable net assets	3,594
Goodwill	9,694
Total purchase consideration	$13,288

The identified intangible assets of $8.4 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $9.7 million, which was assigned to our technology reporting unit. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2022, is not material.

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

Our reportable segment information for the three-and six-month periods ended September 30, 2022, and 2021 are summarized in the following table (in thousands):

	Three Months Ended
	September 30, 2022			September 30, 2021
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$406,317	$22,228	$428,545	$375,444	$21,716	$397,160
Service	65,161	-	65,161	60,857	-	60,857
Total	471,478	22,228	493,706	436,301	21,716	458,017

Cost of Sales
Product	311,928	5,199	317,127	293,837	3,792	297,629
Service	43,275	-	43,275	37,386	-	37,386
Total	355,203	5,199	360,402	331,223	3,792	335,015

Gross Profit	116,275	17,029	133,304	105,078	17,924	123,002

Selling, general, and administrative	80,161	4,543	84,704	70,803	3,701	74,504
Depreciation and amortization	3,540	28	3,568	3,825	28	3,853
Interest and financing costs	671	254	925	199	143	342
Operating expenses	84,372	4,825	89,197	74,827	3,872	78,699

Operating income	31,903	12,204	44,107	30,251	14,052	44,303

Other income (expense)			(3,866)			(325)

Earnings before tax			$40,241			$43,978

Net Sales
Contracts with customers	$466,972	$6,923	$473,895	$430,339	$1,776	$432,115
Financing and other	4,506	15,305	19,811	5,962	19,940	25,902
Total	$471,478	$22,228	$493,706	$436,301	$21,716	$458,017

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,871	$1,196	$5,067	$4,074	$1,888	$5,962
Purchases of property, equipment and operating lease equipment	$611	$22	$633	$948	$8,301	$9,249

Selected Financial Data - Balance Sheet

Total assets	$1,167,532	$203,808	$1,371,340	$902,070	$237,875	$1,139,945

	Six Months Ended
	September 30, 2022			September 30, 2021
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$791,993	$31,802	$823,795	$720,210	$38,007	$758,217
Service	128,270	-	128,270	116,449	-	116,449
Total	920,263	31,802	952,065	836,659	38,007	874,666

Cost of Sales
Product	614,436	6,901	621,337	564,852	10,004	574,856
Service	83,901	-	83,901	71,296	-	71,296
Total	698,337	6,901	705,238	636,148	10,004	646,152

Gross Profit	221,926	24,901	246,827	200,511	28,003	228,514

Selling, general, and administrative	153,273	8,198	161,471	136,956	6,323	143,279
Depreciation and amortization	6,722	56	6,778	7,723	56	7,779
Interest and financing costs	809	479	1,288	358	343	701
Operating expenses	160,804	8,733	169,537	145,037	6,722	151,759

Operating income	61,122	16,168	77,290	55,474	21,281	76,755

Other income (expense)			(6,019)			(202)

Earnings before tax			$71,271			$76,553

Net Sales
Contracts with customers	$910,774	$7,868	$918,642	$826,880	$7,194	$834,074
Financing and other	9,489	23,934	33,423	9,779	30,813	40,592
Total	$920,263	$31,802	$952,065	$836,659	$38,007	$874,666

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$7,386	$2,153	$9,539	$8,177	$3,867	$12,044
Purchases of property, equipment and operating lease equipment	$1,897	$513	$2,410	$2,255	$13,988	$16,243

Selected Financial Data - Balance Sheet

Total assets	$1,167,532	$203,808	$1,371,340	$902,070	$237,875	$1,139,945

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three- and six-month periods ended September 30, 2022, and 2021 in the tables below (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Customer end market:
Telecom, media & entertainment	$118,454	$115,784	$246,731	$227,976
Technology	96,160	53,752	166,021	122,892
Healthcare	66,959	88,237	135,471	142,925
State and local government and educational institutions	70,491	68,662	135,092	134,077
Financial services	37,611	37,036	70,910	67,047
All others	81,803	72,830	166,038	141,742
Net sales	471,478	436,301	920,263	836,659

Less: Revenue from financing and other	(4,506)	(5,962)	(9,489)	(9,779)

Revenue from contracts with customers	$466,972	$430,339	$910,774	$826,880

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Vendor:
Cisco systems	$185,318	$174,072	$342,196	$340,974
Juniper networks	39,580	18,438	62,089	43,152
HPE	32,330	8,965	39,129	21,301
NetApp	16,710	29,536	30,695	39,993
Dell EMC	15,221	43,498	77,094	69,838
Arista networks	8,933	8,047	20,105	19,545
All others	173,386	153,745	348,955	301,856
Net sales	471,478	436,301	920,263	836,659

Less: Revenue from financing and other	(4,506)	(5,962)	(9,489)	(9,779)

Revenue from contracts with customers	$466,972	$430,339	$910,774	$826,880

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the financial statements included in this quarterly report on Form 10-Q and our 2022 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounted for 97% of our net sales and 79% of our operating income, while our financing segment accounted for 3% of our net sales and 21% of our operating income, for the six months ended September 30, 2022.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•	General economic concerns including inflation, rising interest rates, staffing shortages, COVID variants, and global unrest may impact our customers’ willingness to spend on technology and services.

•
A worldwide shortage of certain IT products is resulting from, among other things, shortages in semiconductors and other product components. Like others, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, our having to carry more inventory for longer periods, the costs of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely persist for at least the next few quarters.

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

•
Customers’ top focus areas include security, cloud solutions, hybrid work environments (work from home and return to office) as well as digital transformation and modernization. We have developed advisory services, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired state.

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

Our key business metrics for the three- and six-month periods ended September 30, 2022, and 2021 are summarized in the following tables (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2022	2021	2022	2021
Net sales	$493,706	$458,017	$952,065	$874,666

Gross profit	$133,304	$123,002	$246,827	$228,514
Gross margin	27.0%	26.9%	25.9%	26.1%
Operating income margin	8.9%	9.7%	8.1%	8.8%

Net earnings	$28,469	$31,413	$50,808	$54,931
Net earnings margin	5.8%	6.9%	5.3%	6.3%
Net earnings per common share - diluted	$1.07	$1.17	$1.91	$2.04

Non-GAAP: Net earnings (1)	$34,396	$34,806	$60,909	$61,159
Non-GAAP: Net earnings per common share - diluted (1)	$1.29	$1.30	$2.28	$2.28

Adjusted EBITDA (2)	$50,304	$50,195	$88,608	$88,467
Adjusted EBITDA margin	10.2%	11.0%	9.3%	10.1%

Technology Segment
Net sales	$471,478	$436,301	$920,263	$836,659
Adjusted gross billings (3)	$765,762	$664,124	$1,467,705	$1,297,131

Gross profit	$116,275	$105,078	$221,926	$200,511
Gross margin	24.7%	24.1%	24.1%	24.0%

Operating income	$31,903	$30,251	$61,122	$55,474
Adjusted EBITDA (2)	$38,012	$36,059	$72,266	$67,017

Financing Segment
Net sales	$22,228	$21,716	$31,802	$38,007

Gross profit	$17,029	$17,924	$24,901	$28,003

Operating income	$12,204	$14,052	$16,168	$21,281
Adjusted EBITDA (2)	$12,292	$14,136	$16,342	$21,450

(1)
Non-GAAP Net earnings and Non-GAAP Net earnings per common share – diluted is based on net earnings calculated in accordance with GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP Net earnings per common share as a supplemental measure of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP Net earnings per common share provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP Net earnings per common share provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP Net earnings and Non-GAAP Net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
GAAP: Earnings before tax	$40,241	$43,978	$71,271	$76,553
Share based compensation	1,958	1,840	3,731	3,575
Acquisition related amortization expense	2,494	2,661	4,677	5,357
Other expense	3,866	325	6,019	202
Non-GAAP: Earnings before provision for income taxes	48,559	48,804	85,698	85,687

GAAP: Provision for income taxes	11,772	12,565	20,463	21,622
Share based compensation	572	528	1,080	1,024
Acquisition related amortization expense	720	750	1,337	1,507
Other expense	1,128	93	1,744	58
Tax benefit (expense) on restricted stock	(29)	62	165	317
Non-GAAP: Provision for income taxes	14,163	13,998	24,789	24,528

Non-GAAP: Net earnings	$34,396	$34,806	$60,909	$61,159

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
GAAP: Net earnings per common share - diluted	$1.07	$1.17	$1.91	$2.04

Share based compensation	0.05	0.05	0.09	0.10
Acquisition related amortization expense	0.07	0.07	0.13	0.14
Other expense	0.10	0.01	0.16	0.01
Tax expense on restricted stock	-	-	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.22	0.13	0.37	0.24

Non-GAAP: Net earnings per common share - diluted	$1.29	$1.30	$2.28	$2.28

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

We use Adjusted EBITDA as a supplemental measure of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2022	2021	2022	2021
Net earnings	$28,469	$31,413	$50,808	$54,931
Provision for income taxes	11,772	12,565	20,463	21,622
Share based compensation	1,958	1,840	3,731	3,575
Interest and financing costs	671	199	809	358
Depreciation and amortization	3,568	3,853	6,778	7,779
Other income	3,866	325	6,019	202
Adjusted EBITDA	$50,304	$50,195	$88,608	$88,467

Technology Segment
Operating income	$31,903	$30,251	$61,122	$55,474
Depreciation and amortization	3,540	3,825	6,722	7,723
Share based compensation	1,898	1,784	3,613	3,462
Interest and financing costs	671	199	809	358
Adjusted EBITDA	$38,012	$36,059	$72,266	$67,017

Financing Segment
Operating income	$12,204	$14,052	$16,168	$21,281
Depreciation and amortization	28	28	56	56
Share based compensation	60	56	118	113
Adjusted EBITDA	$12,292	$14,136	$16,342	$21,450

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Technology segment net sales	$471,478	$436,301	$920,263	$836,659
Costs incurred related to sales of third party maintenance, software assurance and subscription/SaaS licenses, and services	294,284	227,823	547,442	$460,472
Adjusted gross billings	$765,762	$664,124	$1,467,705	$1,297,131

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

CONSOLIDATED RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2022, increased $35.7 million, or 7.8%, to $493.7 million, as compared to $458.0 million for the same period in the prior year. Product sales for the three months ended September 30, 2022, increased $31.4 million, or 7.9% to $428.6 million, as compared to $397.2 million for the same period in the prior year, due to increased demand and higher prices for some products in our technology segment. Service sales for the three months ended September 30, 2022, increased $4.3 million, or 7.1%, to $65.2 million, as compared to $60.9 million for the same period in the prior year, primarily due to growth in managed services volume. In the technology segment, we had increases in net sales to customers in technology, telecom, media, and entertainment, and SLED due to increases in demand and the timing of fulfilling orders from existing customers, which were partially offset by decreases in net sales to customers in healthcare due to the timing of fulfilling orders from existing customers during the three months ended September 30, 2022, compared to the same period in the prior year.

Net sales for the six months ended September 30, 2022, increased $77.4 million, or 8.8%, to $952.1 million, as compared to $874.7 million for the same period in the prior year. Product sales for the six months ended September 30, 2022, increased $65.6 million, or 8.6%, to $823.8 million, as compared to $758.2 million for the same period in the prior year, due to increased demand and higher prices for some products in our technology segment. Service sales for the six months ended September 30, 2022, increased $11.9 million, or 10.2%, to $128.3 million, as compared to $116.4 million for the same period in the prior year, primarily due to growth in managed services volume and increases in professional services volume and rates. In the technology segment, we had increases in net sales to customers in technology, telecom, media, and entertainment, and professional services due to increases in demand and the timing of fulfilling orders from existing customers, which were partially offset by decreases in net sales to customers in healthcare and manufacturing due to the timing of fulfilling orders from existing customers during the six months ended September 30, 2022, compared to the same period in the prior year.

Adjusted gross billings for the three months ended September 30, 2022, increased $101.7 million, or 15.3%, to $765.8 million, as compared to $664.1 million for the same period in the prior year. We had increases in adjusted gross billings to customers in technology, telecom, media and entertainment, financial services, and SLED, which were partially offset by decreases in adjusted gross billings to customers in the healthcare market.

Adjusted gross billings for the six months ended September 30, 2022, increased $170.6 million, or 13.2%, to $1,467.7 million, as compared to $1,297.1 million for the same period in the prior year. We had increases in adjusted gross billings to customers in technology, telecom, media and entertainment, financial services, and SLED, which were partially offset by decreases in adjusted gross billings to customers in the healthcare market.

Consolidated gross profit for the three months ended September 30, 2022, increased $10.3 million, or 8.4%, to $133.3 million, as compared to $123.0 million for the same period in the prior year. Our increase in gross margins was due to an increase in product margins, due to a higher volume of sales of third-party maintenance, software assurance and subscription/SaaS licenses, and services, offset by lower service margins due to increases in third-party costs. Consolidated gross margins for the three months ended September 30, 2022, increased 10 basis points to 27.0%, as compared to 26.9% for the same period in the prior year. Our increase in gross margins was primarily due to an increase in product margins, partially offset by a decrease in service margins.

Consolidated gross profit for the six months ended September 30, 2022, increased $18.3 million, or 8.0%, to $246.8 million, as compared to $228.5 million for the same period in the prior year. Our increase in gross margins was due to an increase in product margins, due to a higher volume of sales of third-party maintenance, software assurance and subscription/SaaS licenses, and services, offset by lower service margins due to increases in third party costs. Consolidated gross margins for the six months ended September 30, 2022, decreased 20 basis points to 25.9%, as compared to the same period in the prior year. Our decrease in gross margins was primarily due to a decrease in service margins.

Operating expenses for the three months ended September 30, 2022, increased $10.5 million, or 13.3%, to $89.2 million, as compared to $78.7 million for the same period in the prior year. Our increase in operating expenses was primarily due to $5.8 million in higher salaries and benefits, $3.7 million in higher general and administrative expenses including higher advertising and marketing fees and higher travel and entertainment costs, $0.7 million in a higher provision for credit losses caused by an increase in our receivables over this period compared to a decrease in our receivables over the same period in the prior year, $0.6 million in higher interest and financing costs, and partially offset by a $0.3 million decrease in depreciation and amortization. As of September 30, 2022, we had 1,729 employees, an increase of 175 from 1,554 as of September 30, 2021.

Operating expenses for the six months ended September 30, 2022, increased $17.8 million, or 11.7%, to $169.6 million, as compared to $151.8 million for the same period in the prior year. Our increase in operating expenses was primarily due to $9.8 million in salaries and benefits, $6.8 million in higher general and administrative expenses including higher advertising and marketing fees and higher travel and entertainment costs, $1.6 million in a higher provision for credit losses caused by an increase in our receivables over this period compared to a decrease in our receivables over the same period in the prior year, $0.6 million in higher interest and financing costs, and partially offset by a $1.0 million decrease in depreciation and amortization.

As a result of the foregoing, operating income for the three months ended September 30, 2022, decreased $0.2 million, or 0.4%, to $44.1 million, as compared to $44.3 million for the same period in the prior year. Operating income for the six months ended September 30, 2022, increased $0.5 million, or 0.7%, to $77.3 million, as compared to $76.8 million for the same period in the prior year.

Our effective tax rate for the three and six months ended September 30, 2022, was 29.3% and 28.7% respectively, compared with 28.6% and 28.2%, respectively, for the same periods in the prior year. The change in our effective income tax rate for the three and six months ended September 30, 2022, compared to the same periods in the prior year was primarily due to foreign currency losses incurred in lower tax jurisdictions.

Consolidated net earnings for the three months ended September 30, 2022, decreased $2.9 million, or 9.4%, to $28.5 million, as compared to $31.4 million for the same period in the prior year, due to the increase in operating expenses and foreign exchange losses, partially offset by an increase in gross profit. Consolidated net earnings for the six months ended September 30, 2022, decreased $4.1 million, or 7.5%, to $50.8 million, as compared to $54.9 million for the same period in the prior year, due to the increase in operating expenses and foreign exchange losses, partially offset by an increase in gross profit.

Adjusted EBITDA for the three months ended September 30, 2022, increased $0.1 million, or 0.2%, to $50.3 million, as compared to $50.2 million for the same period in the prior year. Adjusted EBITDA margin for the three months ended September 30, 2022, decreased 80 basis points to 10.2%, as compared to the prior year period of 11.0%.

Adjusted EBITDA for the six months ended September 30, 2022, increased $0.1 million, or 0.2%, to $88.6 million, as compared to $88.5 million for the same period in the prior year. Adjusted EBITDA margin for the six months ended September 30, 2022, decreased 80 basis points to 9.3%, as compared to the prior year period of 10.1%.

Diluted earnings per share for the three months ended September 30, 2022, decreased $0.10, or 8.5%, to $1.07 per share, as compared to $1.17 per share for same period in the prior year. Non-GAAP diluted earnings per share for the three months ended September 30, 2022, decreased $0.01, or 0.8%, to $1.29, as compared to $1.30 for the same period in the prior year.

Diluted earnings per share for the six months ended September 30, 2022, decreased $0.13, or 6.4%, to $1.91 per share, as compared to $2.04 per share for same period in the prior year. Non-GAAP diluted earnings per share for the six months ended September 30, 2022, remained flat at $2.28, as compared to the same period in the prior year.

Cash and cash equivalents decreased $55.8 million, or 35.9%, to $99.5 million as of September 30, 2022, as compared to $155.4 million as of March 31, 2022. Our decrease in cash and cash equivalents was due to increases in our accounts receivable and inventory, and $13.0 million paid for the acquisition of Future Com, Ltd, partially offset by borrowings on our revolving credit facility. Additional uses of cash during the six months ended September 30, 2022, included cash paid of $7.2 million to repurchase outstanding shares of our common stock as part of our share repurchase plan and to satisfy the minimum tax withholding requirements on employee stock awards.

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

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may fluctuate due to customer demand for our products and services, supplier costs, wage costs, product availability, changes in vendor incentive programs, interest rate fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by hiring additional staff for specific targeted market areas whenever we can find both experienced personnel and desirable geographic areas over the longer term and opening new facilities, which may impact our operating results.

CRITICAL ACCOUNTING ESTIMATES

As disclosed in Note 2, “Recent Accounting Pronouncements,” we adopted a new standard on accounting for contract assets and contract liabilities from contracts with customers in a business combination in the second quarter of our fiscal year 2023. Under this new standard, we apply Accounting Standards Codification Topic 606, Contracts with customers, to recognize and measure contract assets and contract liabilities from contracts with customers. Other than this change, our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report.

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2022, compared to the three and six months ended September 30, 2021

TECHNOLOGY SEGMENT

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales
Product	$406,317	$375,444	$791,993	$720,210
Services	65,161	60,857	128,270	116,449
Total	471,478	436,301	920,263	836,659

Cost of sales
Product	311,928	293,837	614,436	564,852
Services	43,275	37,386	83,901	71,296
Total	355,203	331,223	698,337	636,148

Gross profit	116,275	105,078	221,926	200,511

Selling, general, and administrative	80,161	70,803	153,273	136,956
Depreciation and amortization	3,540	3,825	6,722	7,723
Interest and financing costs	671	199	809	358
Operating expenses	84,372	74,827	160,804	145,037

Operating income	$31,903	$30,251	$61,122	$55,474

Adjusted gross billings	$765,762	$664,124	$1,467,705	$1,297,131
Adjusted EBITDA	$38,012	$36,059	$72,266	$67,017

Net sales: Net sales for the three months ended September 30, 2022, increased $35.2 million, or 8.1%, to $471.5 million, as compared to $436.3 million for the same period in the prior year, due to increases in net sales from customers in technology, telecom, media, and entertainment, and SLED, which were partially offset by decreases in net sales to customers in healthcare. Product sales for the three months ended September 30, 2022, increased $30.9 million, or 8.2%, to $406.3 million. Service sales for the three months ended September 30, 2022, increased $4.3 million, or 7.1%, to $65.2 million, as compared to $60.9 million for the same period in the prior year, due to an increase in managed services.

Net sales for the six months ended September 30, 2022, increased $83.6 million, or 10.0%, to $920.3 million, as compared to $836.7 million for the same period in the prior year. Product sales for the six months ended September 30, 2022, increased 10.0%, or $71.8 million to $792.0 million, as compared to $720.2 million for the same period in the prior year, and service revenue increased by 10.2%, or $11.9 million, to $128.3 million, as compared to $116.4 million during the same period in the prior year.

Adjusted gross billings for the three months ended September 30, 2022, increased $101.7 million, or 15.3%, to $765.8 million, as compared to $664.1 million for the same period in the prior year. Our increase in adjusted gross billings was due to higher demand from our current customers and higher prices for some products.

Adjusted gross billings for the six months ended September 30, 2022, increased $170.6 million, or 13.2%, to $1,467.7 million, as compared to $1,297.1 million for the same period in the prior year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of September 30, 2022, we had open orders of $1.0 billion and deferred revenue of $148.5 million. As of September 30, 2021, we had open orders of $707.1 million and deferred revenue of $110.0 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve month periods ended September 30, 2022, and 2021 are summarized below:

	Twelve Months Ended September 30,
Net sales by customer end market:	2022	2021	Change
Telecom, Media & Entertainment	29%	28%	1%
Technology	16%	14%	2%
Healthcare	14%	15%	(1%)
SLED	13%	15%	(2%)
Financial Services	9%	11%	(2%)
All others	19%	17%	2%
Total	100%	100%

	Twelve Months Ended September 30,
Net sales by vendor:	2022	2021	Change
Cisco Systems	37%	36%	1%
Dell EMC	9%	8%	1%
Juniper Networks	6%	6%	0%
NetApp	5%	5%	0%
HPE	3%	2%	1%
Arista Networks	2%	3%	(1%)
All others	38%	40%	(2%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the year with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve month period ended September 30, 2022, we had an increase in the percentage of total revenues from customers in the telecom, media and entertainment, and technology industry, and decreases in the percentage of total revenues in healthcare, SLED, and the financial services industry. These changes were driven by changes in customer buying cycles, and the timing of specific IT related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor is derived from our top six suppliers. None of the vendors included within the “All others” category exceeded 5% of total revenues.

Cost of sales: Cost of sales for the three months ended September 30, 2022, increased $24.0 million, or 7.2%, to $355.2 million, as compared to $331.2 million for the same period in the prior year. Our gross margin increased 60 basis points to 24.7% for the three months ended September 30, 2022, compared to 24.1% for the same period in the prior year. Our increase in gross margins was primarily due to higher product gross margin primarily from a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services which are recognized on a net basis, partially offset by lower service gross margin from higher third-party costs.

Cost of sales for the six months ended September 30, 2022, increased 9.8% or $62.2 million which is in-line with the increase in net sales. Our gross margin increased 10 basis points to 24.1% for the six months ended September 30, 2022, compared to 24.0% for the same period in the prior year, primarily due to higher product margin primarily from a higher proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services which are recognized on a net basis, partially offset by lower service margin driven by higher third-party costs.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended September 30, 2022, increased $9.4 million, or 13.2%, to $80.2 million, as compared to $70.8 million for the same period in the prior year. Salaries and benefits for the three months ended September 30, 2022, increased $5.5 million, or 9.0% to $66.3 million, as compared to $60.8 million for the same period in the prior year, mainly due to an increase in salaries and variable compensation that was driven by increases in headcount. Our technology segment had 1,693 employees as of September 30, 2022, an increase of 171 from 1,522 as of September 30, 2021, driven by increased demand for our services and the acquisition of Future Com, Ltd. We added 145 additional customer facing employees, of which 100 were professional services and technical support personnel. General and administrative expenses for the three months ended September 30, 2022, increased $3.3 million, or 33.2%, to $13.2 million, as compared to $9.9 million for the same period in the prior year, due to higher advertising and marketing fees, professional service fees, and higher travel and entertainment costs.

Selling, general, and administrative expenses for the six months ended September 30, 2022, increased by $16.3 million, or 11.9%, to $153.3 million, as compared to $137.0 million for the same period in the prior year. Salaries and benefits for the six months ended September 30, 2022, increased $9.2 million, or 7.8% to $128.0 million, compared to $118.8 million during the same period in the prior year, mainly due to an increase in salaries and variable compensation that was driven by increases in headcount. General and administrative expenses for the six months ended September 30, 2022, increased $6.2 million, or 33.8%, to $24.3 million, as compared to $18.1 million for the same period in the prior year, due to higher advertising and marketing fees, professional service fees, software license and maintenance fees and higher travel and entertainment costs.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2022, decreased $0.3 million, or 7.5%, to $3.5 million, as compared to $3.8 million for the same period in the prior year, primarily due to less amortization from intangible assets acquired in past acquisitions as the rate of amortization declines each year. Depreciation and amortization for the six months ended September 30, 2022, decreased $1.0 million, or 13.0%, to $6.7 million, as compared to $7.7 million for the same period in the prior year.

Interest and financing costs: Interest and financing costs for the three and six months ended September 30, 2022, were $0.7 million and $0.8 million, respectively, an increase of $0.5 million and $0.4 million, respectively, as compared to $0.2 million and $0.4 million, respectively, for the same periods in the prior year. The increase in interest expense is primarily due to an increase in borrowings from our revolving credit facility, partially offset by a decrease in borrowings on an installment payment arrangement. We had $94.7 million of recourse debt in our technology segment as of September 30, 2022, compared to $44.9 million as of September 30, 2021.

Segment operating income: As a result of the foregoing, operating income for the three months ended September 30, 2022, increased $1.6 million, or 5.5%, to $31.9 million, as compared to $30.3 million for the same period in the prior year. Operating income for the six months ended September 30, 2022, increased $5.6 million, or 10.2%, to $61.1 million, as compared to $55.5 million for the same period in the prior year.

Adjusted EBITDA for the three months ended September 30, 2022, increased $1.9 million, or 5.4%, to $38.0 million, as compared to $36.1 million for the same period in the prior year. Adjusted EBITDA for the six months ended September 30, 2022, increased $5.3 million, or 7.8%, to $72.3 million, as compared to $67.0 million for the same period in the prior year.

FINANCING SEGEMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net sales	$22,228	$21,716	$31,802	$38,007

Cost of sales	5,199	3,792	6,901	10,004

Gross profit	17,029	17,924	24,901	28,003

Selling, general, and administrative	4,543	3,701	8,198	6,323
Depreciation and amortization	28	28	56	56
Interest and financing costs	254	143	479	343
Operating expenses	4,825	3,872	8,733	6,722

Operating income	$12,204	$14,052	$16,168	$21,281

Adjusted EBITDA	$12,292	$14,136	$16,342	$21,450

Net sales: Net sales for the three months ended September 30, 2022, increased $0.5 million, or 2.4%, to $22.2 million, as compared to $21.7 million for the same period in the prior year. The increase in net sales was due to higher post contract earnings partially offset by lower portfolio earnings and transactional gains. For the three months ended September 30, 2022, we recognized net gains on sales of financial assets of $8.1 million and proceeds from these sales were $376.4 million. For the three months ended September 30, 2021, net gains on the sale of financial assets were $10.1 million and the proceeds from these sales were $615.0 million.

Net sales for the six months ended September 30, 2022, decreased $6.2 million, or 16.3%, to $31.8 million, as compared to $38.0 million for the same period in the prior year. The decrease in net sales was due to lower portfolio earnings and transactional gains. For the six months ended September 30, 2022, we recognized net gains on sales of financial assets of $9.9 million and proceeds from these sales were $428.9 million. For the six months ended September 30, 2021, net gains on the sale of financial assets were $13.3 million and the proceeds from these sales were $690.3 million.

As of September 30, 2022, our financing segment had $128.1 million in financing receivables and operating leases, compared to $166.9 million as of September 30, 2021, a decrease of $38.8 million, or 23.2%.

Cost of sales: Cost of sales for the three months ended September 30, 2022, increased $1.4 million, or 37.1%, to $5.2 million, as compared to $3.8 million for the same period in the prior year, due to higher cost of sales on off-lease equipment offset by lower depreciation expense from operating leases. Gross profit for the three months ended September 30, 2022, decreased by 5.0% to $17.0 million, as compared to the same period in the prior year.

Cost of sales for the six months ended September 30, 2022, decreased $3.1 million, or 31.0%, to $6.9 million, as compared to $10.0 million for the same period in the prior year, due to lower cost of sales on off-lease equipment and depreciation expense from operating leases. Gross profit for the six months ended September 30, 2022, decreased by 11.1% to $24.9 million, as compared to the same period in the prior year.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended September 30, 2022, increased $0.8 million, or 22.8%, to $4.5 million, as compared to $3.7 million for the same period in the prior year, due to higher salaries and benefits consisting mostly of higher variable compensation, and higher general and administrative expenses consisting mostly of higher software, license and maintenance fees driven by the deployment of newly hosted software in August 2022.

Selling, general, and administrative expenses for the six months ended September 30, 2022, increased $1.9 million, or 29.7%, to $8.2 million, as compared to $6.3 million for the same period in the prior year, due to higher salaries and benefits consisting mostly of higher variable compensation, higher general and administrative expenses consisting mostly of higher software, license and maintenance fees driven by the deployment of newly hosted software in August 2022, and a higher provision for credit losses caused by changes in our net credit exposure.

In August 2022, we completed the deployment of a new hosted software to manage our financing portfolio. As a result, we anticipate higher general and administrative costs of approximately $1.5 million per year related to amortizing the cost to implement the hosted software and annual fees paid to license the hosted software.

Interest and financing costs: Interest and financing costs for the three months ended September 30, 2022, increased by 77.6% to $0.3 million, and increased by 39.7% to $0.5 million for the six months ended September 30, 2022, compared to the prior year. As of September 30, 2022, our notes payable was $20.8 million, a decrease of $4.6 million, or 18.1% compared to notes payable of $25.4 million as of September 30, 2021. As of September 30, 2022, and 2021, our notes payable consisted entirely of non-recourse notes payable. Our weighted average interest rate for non-recourse notes payable was 4.09% and 3.59%, as of September 30, 2022, and 2021, respectively.

Segment operating income: As a result of the foregoing, both operating income and Adjusted EBITDA decreased $1.8 million to $12.2 million and $12.3 million, respectively, for the three months ended September 30, 2022, as compared to the prior year period. Operating income and Adjusted EBITDA for the six months ended September 30, 2022, decreased by $5.1 million to $16.2 million and $16.3 million, respectively, as compared to the same period in the prior year.

CONSOLIDATED

Other income: Other income and expense increased for both the three and six months ended September 30, 2022 to $3.9 million and $6.0 million, respectively, due to foreign exchange losses, compared to expense of $0.3 million and $0.2 million, respectively, in the prior year.

Income taxes: Our provision for income tax expense was $11.8 million and $20.5 million for the three and six months ended September 30, 2022, as compared to $12.6 million and $21.6 million for the same periods in the prior year. Our effective income tax rates for the three and six months ended September 30, 2022, were 29.3% and 28.7%, compared to 28.6% and 28.2% for the three and six months ended September 30, 2021, respectively. The change in our effective income tax rate was primarily due to foreign currency losses incurred in lower tax jurisdictions.

Net earnings: As a result of the foregoing, our net earnings for the three months ended September 30, 2022, decreased $2.9 million, or 9.4%, to $28.5 million, as compared to $31.4 million during the same period in the prior year. Net earnings for the six months ended September 30, 2022, decreased $4.1 million, or 7.5%, to $50.8 million, as compared to $54.9 million during the same period in the prior year.

Basic and fully diluted earnings per common share were both $1.07 for the three months ended September 30, 2022, a decrease of 9.3% and 8.5%, respectively, as compared to $1.18 and $1.17, respectively, for the three months ended September 30, 2021. Basic and fully diluted earnings per common share were both $1.91 for the six months ended September 30, 2022, a decrease of 7.3% and 6.4%, respectively, as compared to $2.06 and $2.04, respectively, for the six months ended September 30, 2021.

Non-GAAP diluted earnings per share for the three months ended September 30, 2022, decreased $0.01, or 0.8%, to $1.29, as compared to $1.30 for the three months ended September 30, 2021. Non-GAAP diluted earnings per share for the six months ended September 30, 2022, remained flat at $2.28, as compared to the six months ended September 30, 2021.

Weighted average common shares outstanding was 26.6 million in the calculation of both basic earnings per common share and diluted earnings per common share for the three-months ending September 30, 2022. Weighted average common shares outstanding was 26.5 million in the calculation of basic earnings per common share for the six-months ending September 30, 2022, and 26.7 million in the calculation of diluted earnings per common share for the six-months ending September 30, 2022. Weighted average common shares outstanding used in the calculation of basic earnings per common share, was 26.7 million for both the three- and six-months ending September 30, 2021, and 26.9 million in the calculation of diluted earnings per common share for both the three- and six-months ending September 30, 2021.

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

Our borrowings in our technology segment are primarily through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (the “WFCDF Credit Facility”). The WFCDF Credit Facility has an accounts payable floor plan facility component and a revolving credit facility component. Our borrowings in our financing segment are primarily through secured borrowings that involve transferring all or part of the contractual payments due to us to third-party financing institutions.

We believe that cash on hand and funds generated from operations, together with available credit under our WFCDF Credit Facility, will be enough to finance our working capital, capital expenditures, and other standard business requirements for at least the next year.

Our ability to continue to expand, both organically and through acquisitions, is dependent upon our ability to generate enough cash flow from operations or from borrowing or other sources of financing as may be required.

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(119,671)	$(135,004)
Net cash used in investing activities	(12,294)	(13,690)
Net cash provided by financing activities	71,342	75,782
Effect of exchange rate changes on cash	4,776	300
Net decrease in cash and cash equivalents	$(55,847)	$(72,612)

Cash flows from operating activities: We used $119.7 million in operating activities during the six months ended September 30, 2022, compared to $135.0 million used by operating activities for the six months ended September 30, 2021. See below for a breakdown of operating cash flows by segment (in thousands):

	Six Months Ended September 30,
	2022	2021
Technology segment	$(120,746)	$(127,361)
Financing segment	1,075	(7,643)
Net cash provided by (used in) operating activities	$(119,671)	$(135,004)

Technology segment: For the six months ended September 30, 2022, our technology segment used $120.7 million from operating activities primarily due to increases in our accounts receivable and inventories, partially offset by net earnings.

In the six months ended September 30, 2021, our technology segment used $127.4 million from operating activities primarily due to increases in our accounts receivable and inventories, partially offset by net earnings and a decrease in accounts payable-trade.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology segment:

	As of Sepember 30,
	2022	2021
(DSO) Days sales outstanding (1)	65	64
(DIO) Days inventory outstanding (2)	36	18
(DPO) Days payable outstanding (3)	(47)	(47)
Cash conversion cycle	54	35

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

Our cash conversion cycle increased to 54 days as of September 30, 2022, as compared to 35 days as of September 30, 2021. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO remained the same at 47 days. Invoices processed through the accounts payable floor plan facility, are typically paid within 45-60 days from the invoice date, while accounts payable trade invoices are typically paid within 30 days from the invoice date. Our DSO increased by 1 day to 65 days. The DSO for both September 30, 2022, and 2021, reflects higher sales to customers with terms greater than or equal to net 60 days. Our DIO increased to 36 days due to higher inventory balance. Inventory, which represents equipment ordered by customers but not yet delivered, increased 77.3% to $274.9 million as of September 30, 2022, up from $155.1 million as of March 31, 2022, due to ongoing projects with customers and supply constraints that lengthen the time over which we receive all the parts in an order for a completed delivery to our customers.

Financing segment: For the six months ended September 30, 2022, our financing segment provided $1.1 million from operating activities, primarily due to net earnings, decreases in accounts receivable, and increases in accounts payable-trade offset by increases in financing receivables.

In the six months ended September 30, 2021, our financing segment used $7.6 million from operating activities, primarily due to increases in accounts receivable and financing receivables, offset by net earnings.

Cash flows related to investing activities: For the six months ended September 30, 2022, we used $12.3 million from investing activities, consisting of $13.0 million in cash used in acquiring Future Com, Ltd and $2.4 million for purchases of property, equipment, and operating lease equipment, and partially offset by $3.1 million of proceeds from the sale of property, equipment, and operating lease equipment.

In the six months ended September 30, 2021, we used $13.7 million from investing activities, consisting of $16.2 million for purchases of property, equipment and operating lease equipment offset by $2.6 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the six months ended September 30, 2022, cash provided by financing activities was $71.3 million, consisting of net borrowings of non-recourse and recourse notes payable of $87.7 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $9.1 million in net repayments on the accounts payable floor plan facility.

For the six months ended September 30, 2021, cash provided by financing activities was $75.8 million, consisting of net borrowings on the accounts payable floor plan facility of $47.2 million and net repayments of non-recourse and recourse notes payable of $35.4 million, partially offset by $6.9 million in cash used to repurchase outstanding shares of our common stock.

Our borrowing of non-recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse or recourse notes payable.

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

CREDIT FACILITY – TECHNOLOGY SEGMENT

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through the WFCDF Credit Facility. The WFCDF Credit Facility has an accounts payable floor plan facility component and a revolving credit facility component.

Please refer to Note 8 “Credit Facility and Notes Payable” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for additional information concerning our WFCDF Credit Facility.

Accounts payable floor plan facility: We finance most purchases of products for sale to our customers through the accounts payable floor plan facility. Once our customer places a purchase order with us and we have approved their credit, we place an order for the desired products with one of our vendors. Our vendors are generally paid by the floor plan facility and our liability is reflected in “accounts payable—floor plan” in our consolidated balance sheets.

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

As of September 30, 2022, and March 31, 2022, we had a maximum credit limit of $375.0 million, and an outstanding balance on the floor plan facility of $136.2 million and $145.3 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of September 30, 2022, the outstanding balance under the revolving credit facility was $85.0 million. As of March 31, 2022, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $100.0 million as of both September 30, 2022, and March 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of September 30, 2022, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance the platform of bundled solutions to provide additional functionality and value-added services. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivables due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. The impacts of COVID-19 may limit or eliminate our access to capital. While the future is uncertain, we do not believe our WFCDF Credit Facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing segment have become more discerning in their approval processes, we currently have funding resources available for our transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to the worldwide impacts from COVID-19, currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of September 30, 2022, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter, we completed the implementation of a new ERP system within our Financing segment. As a result of this implementation, certain internal controls over financial reporting have been automated or modified to align with the new ERP system. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2023.

There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding our total purchases of 128,553 shares of ePlus inc. common stock during the six months ended September 30, 2022, including a total of 70,473 shares purchased as part of the publicly announced share repurchase plans or programs.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	34,961	$56.02	34,961	737,049	(2)
May 1, 2022 through May 27, 2022	35,512	$55.86	35,512	701,537	(3)
May 28, 2022 through May 31, 2022	-	$-	-	1,000,000	(4)
June 1, 2022 through June 30, 2022	58,080	$56.51	-	1,000,000	(5)
July 1, 2022 through July 31, 2022	-	$-	-	1,000,000	(6)
August 1, 2022 through August 31, 2022	-	$-	-	1,000,000	(7)
September 1, 2022 through September 30, 2022	-	$-	-	1,000,000	(8)

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

(6)
The share purchase authorization in place for the month ended July 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of July 31, 2022, the remaining authorized shares to be purchased were 1,000,000.

(7)
The share purchase authorization in place for the month ended August 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of August 31, 2022, the remaining authorized shares to be purchased were 1,000,000.

(8)
The share purchase authorization in place for the month ended September 30, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of September 30, 2022, the remaining authorized shares to be purchased were 1,000,000.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Items 1.01 and 2.03.

Entry into a Material Definitive Agreement

ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) are parties to that certain First Amended and Restated Credit Agreement, dated as of October 13, 2021 (the “Credit Agreement”) by and among the Borrowers, the various lenders who are parties thereto (collectively, the “Lenders”) and Wells Fargo Commercial Distribution Finance, LLC, acting as Administrative Agent thereunder (in such capacity, “Administrative Agent”), pursuant to which, among other things, the Lenders severally established in favor of the Borrowers a discretionary senior secured floorplan facility in the original aggregate principal amount of up to $375,000,000 (the “Floorplan Facility"), together with a submit thereunder for a discretionary senior secured revolving credit facility in the original aggregate principal amount of up to $100,000,000 (the “Revolving Facility”).

On October 31, 2022, the Borrowers entered into a certain First Amendment to Credit Agreement by and among the Borrowers, the Lenders who are parties thereto and the Administrative Agent (the “First Amendment to Credit Agreement”) (all capitalized terms not defined in this paragraph but defined in the First Amendment to Credit Agreement shall have the meanings given to such terms in the First Amendment to Credit Agreement) which amended the Credit Agreement to (a) increase the maximum aggregate amount of principal available under the Floorplan Facility from $375,000,000 to $425,000,000, (b) increase the maximum aggregate amount of principal available under the Revolving Facility from $100,000,000 to $150,000,000, (c) increase the maximum aggregate amount of principal available under the Swingline Loans from $25,000,000 to $35,000,000, and (d) change the interest rate on any Loans accruing interest at a rate per annum equal to the LIBOR Rate plus an Applicable Margin of 1.75%, with a rate per annum equal to the Term SOFR Rate plus a Term SOFR Adjustment of 0.10% plus an Applicable Margin of 1.75%.

The Administrative Agent, certain of the Lenders and their respective affiliates, have performed, and may in the future perform, various commercial banking, investment banking, brokerage, and other financial advisory services for ePlus and its subsidiaries for which they have received, and will receive, customary fees and expenses.

The foregoing description of the Amendment is a summary and is qualified in its entirety by reference to such agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The information described above under “Entry into a Material Definitive Agreement" is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended November 9, 2021 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2021).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	ePlus inc. 2022 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on September 20, 2022).

10.2
First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto.*

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

99.1	Press Release dated November 1, 2022, issued by ePlus inc.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 3, 2022	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2022	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)