Form 10-Q
period 2022-12-31
EPLUS INC
filed 2023-02-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (703) 984-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PLUS	NASDAQ Global Select Market

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 3, 2023, was 26,908,101.

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

•
significant and rapid inflation may cause price, wage, and interest rate increases, as well as increases in operating costs that may impact the arrangements that have pricing commitments over the term of the agreement;

•	significant adverse changes in, reductions in, or loss of one or more of our larger volume customers or vendors;
•
supply chain issues, including a shortage of Information Technology (“IT”) products, may increase our costs or cause a delay in fulfilling customer orders, or increase our need for working capital, or completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;

•	ongoing remote work trends, and the increase in cybersecurity attacks that have occurred while employees work remotely;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and regulatory laws and regulations;
•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
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

•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	future growth rates in our core businesses;
•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	the possibility of goodwill impairment charges in the future;
•	our ability to adapt to meet changes in markets and competitive developments;

•	our ability to increase the total number of customers using integrated solutions by up-selling within our customer base and gaining new customers;
•	our ability to manage a diverse product set of solutions in highly competitive markets with a number of key vendors;
•
our ability to increase the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;

•	our ability to perform professional and managed services competently;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or response to, legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, sanctions, and trade agreements);
•	our contracts may not be adequate to protect us, we are subject to audit which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•	our ability to maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace;
•	our ability to realize our investment in leased equipment;
•	our ability to successfully perform due diligence and integrate acquired businesses; and
•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,395	$155,378
Accounts receivable—trade, net	674,935	430,380
Accounts receivable—other, net	70,589	48,673
Inventories	244,798	155,060
Financing receivables—net, current	105,823	61,492
Deferred costs	43,111	32,555
Other current assets	54,792	13,944
Total current assets	1,293,443	897,482

Financing receivables and operating leases—net	80,579	64,292
Deferred tax asset—net	4,859	5,050
Property, equipment, and other assets	55,371	45,586
Goodwill	136,057	126,543
Other intangible assets—net	27,556	27,250
TOTAL ASSETS	$1,597,865	$1,166,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$299,627	$136,161
Accounts payable—floor plan	154,541	145,323
Salaries and commissions payable	41,152	39,602
Deferred revenue	125,570	86,469
Recourse notes payable—current	102,961	7,316
Non-recourse notes payable—current	41,293	17,070
Other current liabilities	28,433	28,095
Total current liabilities	793,577	460,036

Recourse notes payable - long-term	-	5,792
Non-recourse notes payable - long-term	7,172	4,108
Other liabilities	50,696	35,529
TOTAL LIABILITIES	851,445	505,465

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,907 outstanding at December 31, 2022 and 26,886 outstanding at March 31, 2022	272	270
Additional paid-in capital	165,161	159,480
Treasury stock, at cost, 258 shares at December 31, 2022 and 130 shares at March 31, 2022	(13,958)	(6,734)
Retained earnings	594,348	507,846
Accumulated other comprehensive income—foreign currency translation adjustment	597	(124)
Total Stockholders’ Equity	746,420	660,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597,865	$1,166,203

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net sales
Product	$556,018	$432,307	$1,379,813	$1,190,524
Services	67,458	62,527	195,728	178,976
Total	623,476	494,834	1,575,541	1,369,500
Cost of sales
Product	441,015	339,810	1,062,352	914,666
Services	44,089	37,907	127,990	109,203
Total	485,104	377,717	1,190,342	1,023,869

Gross profit	138,372	117,117	385,199	345,631

Selling, general, and administrative	86,730	76,874	248,201	220,153
Depreciation and amortization	3,609	3,597	10,387	11,376
Interest and financing costs	1,575	561	2,863	1,262
Operating expenses	91,914	81,032	261,451	232,791

Operating income	46,458	36,085	123,748	112,840

Other income (expense), net	2,907	(175)	(3,112)	(377)

Earnings before tax	49,365	35,910	120,636	112,463

Provision for income taxes	13,671	9,486	34,134	31,108

Net earnings	$35,694	$26,424	$86,502	$81,355
Net earnings per common share—basic	$1.34	$0.99	$3.26	$3.05
Net earnings per common share—diluted	$1.34	$0.98	$3.24	$3.03

Weighted average common shares outstanding—basic	26,592	26,668	26,561	26,666
Weighted average common shares outstanding—diluted	26,648	26,930	26,688	26,887

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

NET EARNINGS	$35,694	$26,424	$86,502	$81,355

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	3,131	81	721	(359)

Other comprehensive income (loss)	3,131	81	721	(359)

TOTAL COMPREHENSIVE INCOME	$38,825	$26,505	$87,223	$80,996

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net earnings	$86,502	$81,355

Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	14,248	18,620
Provision for credit losses	2,846	77
Share-based compensation expense	5,681	5,355
Deferred taxes	195	(504)
Payments from lessees directly to lenders—operating leases	-	(32)
Gain on disposal of property, equipment, and operating lease equipment	(3,201)	(855)
Changes in:
Accounts receivable	(266,470)	(132,228)
Inventories-net	(90,205)	(77,921)
Financing receivables—net	(47,442)	(20,296)
Deferred costs and other assets	(60,804)	(12,432)
Accounts payable-trade	156,283	526
Salaries and commissions payable, deferred revenue, and other liabilities	55,329	16,793
Net cash used in operating activities	(147,038)	(121,542)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	3,325	2,927
Purchases of property, equipment and operating lease equipment	(5,661)	(21,375)
Cash used in acquisitions, net of cash acquired	(13,288)	-
Net cash used in investing activities	(15,624)	(18,448)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	189,063	98,547
Repayments of non-recourse and recourse notes payable	(87,502)	(32,099)
Repurchase of common stock	(7,224)	(9,466)
Net borrowings on floor plan facility	9,218	59,014
Net cash provided by financing activities	103,555	115,996

Effect of exchange rate changes on cash	3,124	(2)

Net decrease in cash and cash equivalents	(55,983)	(23,996)

Cash and cash equivalents, beginning of period	155,378	129,562

Cash and cash equivalents, end of period	$99,395	$105,566

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,402	$1,182
Cash paid for income taxes	$39,693	$35,676
Cash paid for amounts included in the measurement of lease liabilities	$3,374	$3,420

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$34	$87
Purchases of property, equipment, and operating lease equipment	$(125)	$(16)
Borrowing of non-recourse and recourse notes payable	$38,267	$56,240
Repayments of non-recourse and recourse notes payable	$-	$(32)
Vesting of share-based compensation	$9,854	$8,439
New operating lease assets obtained in exchange for lease obligations	$3,348	$2,489

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2022
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)

Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288
Issuance of restricted stock awards	13	1	-	-	-	-	1
Share-based compensation	-	-	1,958	-	-	-	1,958
Net earnings	-	-	-	-	28,469	-	28,469
Foreign currency translation adjustment	-	-	-	-	-	(1,071)	(1,071)

Balance, September 30, 2022	26,906	$272	$163,211	$(13,958)	$558,654	$(2,534)	$705,645
Issuance of restricted stock awards	1	-	-	-	-	-	-
Share-based compensation	-	-	1,950	-	-	-	1,950
Net earnings	-	-	-	-	35,694	-	35,694
Foreign currency translation adjustment	-	-	-	-	-	3,131	3,131

Balance, December 31, 2022	26,907	$272	$165,161	$(13,958)	$594,348	$597	$746,420

	Nine Months Ended December 31, 2021
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	156	1	-	-	-	-	1
Share-based compensation	-	-	1,735	-	-	-	1,735
Repurchase of common stock	(90)	-	-	(4,111)	-	-	(4,111)
Net earnings	-	-	-	-	23,518	-	23,518
Foreign currency translation adjustment	-	-	-	-	-	66	66

Balance, June 30, 2021	27,072	$146	$154,101	$(79,483)	$508,134	$721	$583,619
Issuance of restricted stock awards	12	-	-	-	-	-	-
Share-based compensation	-	-	1,840	-	-	-	1,840
Repurchase of common stock	(63)	-	-	(2,763)	-	-	(2,763)
Net earnings	-	-	-	-	31,413	-	31,413
Foreign currency translation adjustment	-	-	-	-	-	(506)	(506)

Balance, September 30, 2021	27,021	$146	$155,941	$(82,246)	$539,547	$215	$613,603
Issuance of restricted stock awards	(5)	-	-	-	-	-	-
Share-based compensation	-	-	1,780	-	-	-	1,780
Repurchase of common stock	(50)	-	-	(2,592)	-	-	(2,592)
Stock split effected in the form of a dividend	-	135	-	-	(135)	-	-
Retirement of treasury stock	-	(11)	-	82,246	(82,235)	-	-
Net earnings	-	-	-	-	26,424	-	26,424
Foreign currency translation adjustment	-	-	-	-	-	81	81

Balance, December 31, 2021	26,966	$270	$157,721	$(2,592)	$483,601	$296	$639,296

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the nine months ended December 31, 2022, and 2021, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the nine months ended December 31, 2022, and 2021, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2023, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2022 (“2022 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 39% and 38% of our technology segment’s net sales for the three months ended December 31, 2022, and 2021, respectively, and 38% and 40% of our technology segment’s net sales for the nine months ended December 31, 2022, and 2021, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2022, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, that requires companies to apply Accounting Standards Codification Topic 606, Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We early adopted this update beginning in the second quarter of our fiscal year ending March 31, 2023, and it did not have a material impact on our Consolidated Financial Statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. This update is effective for us beginning in our fiscal year ending March 31, 2024, including interim periods within that fiscal year, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in our fiscal year ending March 31, 2025. We are currently evaluating the impact this update will have on our disclosures.

3.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $62.1 million and $47.5 million of receivables from contracts with customers included within financing receivables as of December 31, 2022, and March 31, 2022, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	December 31, 2022	March 31, 2022
Current (included in deferred revenue)	$125,532	$85,826
Non-current (included in other liabilities)	$42,634	$30,086

Revenue recognized from the beginning contract liability balance was $15.0 million and $57.4 million for the three and nine months ended December 31, 2022, respectively, and $11.7 million and $47.9 million for the three and nine months ended December 31, 2021, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2023	$24,466
Year ending March 31, 2024	45,891
Year ending March 31, 2025	21,815
Year ending March 31, 2026	8,191
Year ending March 31, 2027 and thereafter	4,741
Total remaining performance obligations	$105,104

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and nine months ended December 31, 2022, and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$5,916	$3,212	$15,405	$12,991
Cost of sales	4,949	2,645	12,785	10,936
Gross profit	$967	$567	$2,620	$2,055

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2022, and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Interest income on sales-type leases	$996	$786	$2,677	$3,076
Lease income on operating leases	$4,030	$7,356	$13,271	$19,200

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Lease	Financing
December 31, 2022	Receivable	Receivables	Receivables
Gross receivables	$136,293	$55,413	$191,706
Unguaranteed residual value (1)	-	7,969	7,969
Unearned income	(7,720)	(7,815)	(15,535)
Allowance for credit losses (2)	(1,252)	(1,397)	(2,649)
Total, net	$127,321	$54,170	$181,491
Reported as:
Current	$84,729	$21,094	$105,823
Long-term	42,592	33,076	75,668
Total, net	$127,321	$54,170	$181,491

(1)	Includes unguaranteed residual values of $4,130 that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2022	Receivable	Receivables	Receivables
Gross receivables	$80,517	$38,788	$119,305
Unguaranteed residual value (1)	-	9,141	9,141
Unearned income	(2,728)	(3,604)	(6,332)
Allowance for credit losses (2)	(708)	(681)	(1,389)
Total, net	$77,081	$43,644	$120,725
Reported as:
Current	$45,415	$16,077	$61,492
Long-term	31,666	27,567	59,233
Total, net	$77,081	$43,644	$120,725

(1)	Includes unguaranteed residual values of $6,424 that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	December 31,	March 31,
	2022	2022
Cost of equipment under operating leases	$15,253	$13,044
Accumulated depreciation	(10,342)	(7,985)
Operating lease equipment—net	$4,911	$5,059

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2022, and March 31, 2022, we had financing receivables of $58.1 million and $21.1 million, respectively, and operating leases of $1.4 million and $2.0 million, respectively, which were collateral for non-recourse notes payable. See Note 8, ‘‘Credit Facility and Notes Payable.’’

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2022, and 2021, we recognized net gains of $5.2 million and $2.3 million, respectively, and total proceeds from these sales were $157.2 million and $63.5 million, respectively. For the year to date periods ended December 31, 2022, and 2021, we recognized net gains of $15.1 million and $15.6 million, respectively, and total proceeds from these sales were $586.1 million and $753.9 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of both December 31, 2022, and March 31, 2022, we had deferred revenue of $0.5 million, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of December 31, 2022, and March 31, 2022, the total potential payments that could result from these indemnities is immaterial.

5.	LESSEE ACCOUNTING

We lease office and warehouse space for periods generally between one to five years and, in some instances, for longer periods up to ten years. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.3 million as part of selling, general and administrative expenses for the three months ended December 31, 2022, and $1.4 million for the three months ending December 31, 2021, and $3.8 million and $4.0 million for the nine months ended December 31, 2022, and 2021, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2022 (in thousands):

	Nine Months Ended December 31,
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,216	$(8,673)	$126,543
Acquisitions	9,694	-	9,694
Foreign currency translations	(180)	-	(180)
Ending balance	$144,730	$(8,673)	$136,057

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of December 31, 2022, relates to our technology segment, which we also determined to be one reporting unit. The carrying value of goodwill was $136.1 million and $126.5 million as of December 31, 2022, and March 31, 2022, respectively. Our goodwill balance increased by $9.5 million over the nine months ended December 31, 2022, due to $9.7 million in goodwill additions from our acquisition of Future Com, Ltd., offset by foreign currency translation of $0.2 million. Please refer to Note 15, “Business Combinations” for details of our acquisition.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2022, we performed a quantitative assessment of goodwill and concluded that the fair value of our technology reporting unit exceeded its carrying value. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consisted of the following on December 31, 2022, and March 31, 2022 (in thousands):

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$85,394	$(59,095)	$26,299	$77,224	$(52,087)	$25,137
Capitalized software development	10,516	(9,259)	1,257	10,517	(8,404)	2,113
Total	$95,910	$(68,354)	$27,556	$87,741	$(60,491)	$27,250

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over five years.

Total amortization expense for purchased intangibles was $2.5 million for both the three months ended December 31, 2022 and December 31, 2021, and $7.2 million and $7.9 million for the nine months ended December 31, 2022, and December 31, 2021, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the nine months ended December 31, 2022, and 2021 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	1,584	546	716	2,846
Write-offs and other	(102)	(2)	-	(104)
Balance December 31, 2022	$3,893	$1,252	$1,397	$6,542

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	330	60	(313)	77
Write-offs and other	(129)	(112)	(212)	(453)
Balance December 31, 2021	$2,265	$1,160	$646	$4,071

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally up to 1%.

•
Average CQR: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Loss rates in this category are generally in the range of 2% to 10%.

•
Low CQR: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. The loss rates in this category in the normal course are generally greater than 10% and up to 100%.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of December 31, 2022 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2023	2022	2021	2020	2019	2018	Total	Non-recourse debt (2)	Net credit exposure
Notes receivable:
High CQR	$81,348	$11,930	$14,385	$541	$38	$-	$108,242	$-	$108,242
Average CQR	16,107	2,899	1,107	176	41	1	20,331	(45)	20,286
Low CQR	-	-	-	-	-	-	-	-	-
Total	$97,455	$14,829	$15,492	$717	$79	$1	$128,573	$(45)	$128,528

Lease receivables:
High CQR	$14,794	$5,037	$2,445	$1,269	$175	$20	$23,740	$(35,202)	$(11,462)
Average CQR	19,471	6,898	1,122	175	15	16	27,697	(1,084)	26,613
Low CQR	-	-	-	-	-	-	-	-	-
Total	$34,265	$11,935	$3,567	$1,444	$190	$36	$51,437	$(36,286)	$15,151

Total amortized cost (1)	$131,720	$26,764	$19,059	$2,161	$269	$37	$180,010	$(36,331)	$143,679

(1)	Unguaranteed residual values of $4,130 that we retained after selling the related lease receivable is excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2022 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2022	2021	2020	2019	2018	2017	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$35,264	$28,005	$1,297	$345	$2	$4	$64,917	$(30,274)	$34,643
Average CQR	8,922	2,976	758	213	3	-	12,872	(4,763)	8,109
Low CQR	-	-	-	-	-	-	-	-	-
Total	$44,186	$30,981	$2,055	$558	$5	$4	$77,789	$(35,037)	$42,752

Lease receivables:
High CQR	$14,549	$5,002	$2,499	$902	$50	$11	$23,013	$(3,385)	$19,628
Average CQR	10,936	3,092	741	47	72	-	14,888	(347)	14,541
Low CQR	-	-	-	-	-	-	-	-	-
Total	$25,485	$8,094	$3,240	$949	$122	$11	$37,901	$(3,732)	$34,169

Total amortized cost (1)	$69,671	$39,075	$5,295	$1,507	$127	$15	$115,690	$(38,769)	$76,921

(1)	Unguaranteed residual values of $6,424 that we retained after selling the related lease receivable is excluded from amortized cost.
(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of December 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$899	$215	$1,310	$2,424	$7,303	$9,727	$118,846	$128,573
Lease receivables	280	370	423	1,073	5,968	7,041	44,396	51,437
Total	$1,179	$585	$1,733	$3,497	$13,271	$16,768	$163,242	$180,010

The following table provides an aging analysis of our financing receivables as of March 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$187	$37	$23	$247	$5,307	$5,554	$72,235	$77,789
Lease receivables	115	325	430	870	639	1,509	36,392	37,901
Total	$302	$362	$453	$1,117	$5,946	$7,063	$108,627	$115,690

Our financial assets on nonaccrual status were not significant as of December 31, 2022, and March 31, 2022.

8.	CREDIT FACILITY AND NOTES PAYABLE

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

On October 13, 2021, the Borrowers amended, restated, and replaced in entirety their then-existing credit agreements with WFCDF. On October 31, 2022, the Borrowers entered into the First Amendment to the Credit Agreement. Under this agreement and its amendment (collectively, the “WFCDF Credit Facility”), the credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floorplan facility in favor of the Borrowers in the aggregate principal amount of up to $425.0 million, together with a sublimit for a revolving credit facility for up to $150.0 million.

Under the accounts payable floor plan facility, we had an outstanding balance of $154.5 million and $145.3 million as of December 31, 2022, and March 31, 2022, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

Under the revolving credit facility, we had $95.0 million outstanding as of December 31, 2022, and no balance outstanding as of March 31, 2022. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of December 31, 2022, and March 31, 2022.

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to Term SOFR Rate plus a Term SOFR Adjustment of 0.10% plus an Applicable Margin of 1.75%.

Our borrowings under the WFCDF Credit Facility are secured by the assets of the Borrowers. Additionally, the WFCDF Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of December 31, 2022, and March 31, 2022, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The WFCDF Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate the WFCDF Credit Facility at any time by providing a written termination notice to the other party no less than 90 days prior to such termination.

RECOURSE NOTES PAYABLE

Recourse notes payable consisted of borrowings for which the lender has recourse against us. As of December 31, 2022, we had $103.0 million in recourse notes payable consisting of $95.0 million outstanding under the revolving credit facility component of our WFCDF Credit Facility, and $8.0 million arising from one installment payment arrangement within our technology segment. As of March 31, 2022, we had $13.1 million in recourse notes payable arising entirely from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both December 31, 2022, and March 31, 2022.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consist of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of December 31, 2022, and March 31, 2022, we had $48.5 million and $21.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.05% and 3.59%, as of December 31, 2022, and March 31, 2022, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or any other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above management’s expectations, our financial condition and operating results for that period could be adversely affected. As of December 31, 2022, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2022, and 2021, respectively (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net earnings attributable to common shareholders - basic and diluted	$35,694	$26,424	$86,502	$81,355

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,592	26,668	26,561	26,666
Effect of dilutive shares	56	262	127	221
Weighted average shares common outstanding — diluted	26,648	26,930	26,688	26,887

Earnings per common share - basic	$1.34	$0.99	$3.26	$3.05

Earnings per common share - diluted	$1.34	$0.98	$3.24	$3.03

11.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2021, we purchased 147,999 shares of our outstanding common stock at a value of $6.9 million under the share repurchase plan; we also purchased 55,430 shares of common stock at a value of $2.6 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of December 31, 2022, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

The 2021 Employee LTIP was approved by our shareholders on September 16, 2021, and became effective October 1, 2021. The 2021 Employee LTIP replaced the 2012 Employee LTIP that had previously been approved by our stockholders on September 13, 2012. Beginning September 16, 2021, we permanently ceased granting any additional shares under the 2012 Employee LTIP.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the nine months ended December 31, 2022, we granted 18,842 shares of our stock under the 2017 Director LTIP, and 138,643 restricted shares of our stock under the 2021 Employee LTIP. For the nine months ended December 31, 2021, we granted 13,562 shares of our stock under the 2017 Director LTIP, and 155,722 restricted shares of our stock under the 2012 Employee LTIP, and no shares under the 2021 Employee LTIP. A summary of our restricted stock activity, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2022	343,806	$41.01
Granted	157,485	$56.57
Vested	(178,374)	$39.46
Forfeited	(7,843)	$41.91
Nonvested December 31, 2022	315,074	$49.57

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our shareholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”) through which eligible employees may purchase shares of our stock at a purchase price of the lesser of the closing price on the offering date or purchase date, discounted by up to 15%. As of December 31, 2022, we had not yet issued any shares under the 2022 ESPP.

COMPENSATION EXPENSE

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions. During the three months ended December 31, 2022, and 2021, we recognized $2.0 million and $1.8 million of total share-based compensation expense, respectively. During the nine months ended December 31, 2022, and 2021, we recognized $5.7 million and $5.4 million of total share-based compensation expense, respectively. Unrecognized compensation expense related to unvested restricted stock was $11.6 million as of December 31, 2022, which will be fully recognized over the next 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. For the three months ended December 31, 2022, our estimated contribution expense to the plan was $1.1 million, as compared to $0.8 million for the same period in the prior year. For the nine months ended December 31, 2022, our estimated contribution expense to the plan was $3.2 million, as compared to $2.6 million for the same period in the prior year.

13.	INCOME TAXES

Our provision for income tax expense was $13.7 million and $34.1 million for the three and nine months ended December 31, 2022, as compared to $9.5 million and $31.1 million for the same period in the prior year. Our effective tax rate for the three and nine months ended December 31, 2022, was 27.7% and 28.3% respectively, compared with 26.4% and 27.7%, respectively, for the same periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2022, and December 31, 2021, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes. Our effective tax rate was higher for the three months ended December 31, 2022, than for the same period in the prior year due to a tax benefit from restricted stock in the prior year. Our effective tax rate was higher for the nine months ended December 31, 2022, than for the same period in the prior year due to foreign currency transaction losses incurred in lower tax jurisdictions.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2022, and March 31, 2022 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs(Level 3)
December 31, 2022
Assets:
Money market funds	$255	$255	$-	$-

March 31, 2022
Assets:
Money market funds	$18,138	$18,138	$-	$-

15.	BUSINESS COMBINATIONS

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

Our sum for consideration transferred is $13.3 million consisting of $13.0 million paid in cash at closing plus an additional $0.3 million that was subsequently paid to the sellers based on adjustments to our determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$4,033
Other assets	129
Identified intangible assets	8,360
Accounts payable and other liabilities	(8,714)
Contract liabilities	(214)
Total identifiable net assets	3,594
Goodwill	9,694
Total purchase consideration	$13,288

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

Our reportable segment information for the three-and nine-month periods ended December 31, 2022, and 2021 are summarized in the following table (in thousands):

	Three Months Ended
	December 31, 2022			December 31, 2021
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$544,316	$11,702	$556,018	$414,448	$17,859	$432,307
Service	67,458	-	67,458	62,527	-	62,527
Total	611,774	11,702	623,476	476,975	17,859	494,834

Cost of Sales
Product	439,831	1,184	441,015	334,585	5,225	339,810
Service	44,089	-	44,089	37,907	-	37,907
Total	483,920	1,184	485,104	372,492	5,225	377,717

Gross Profit	127,854	10,518	138,372	104,483	12,634	117,117

Selling, general, and administrative	81,874	4,856	86,730	73,413	3,461	76,874
Depreciation and amortization	3,582	27	3,609	3,569	28	3,597
Interest and financing costs	1,308	267	1,575	335	226	561
Operating expenses	86,764	5,150	91,914	77,317	3,715	81,032

Operating income	41,090	5,368	46,458	27,166	8,919	36,085

Other income (expense), net			2,907			(175)

Earnings before tax			$49,365			$35,910

Net Sales
Contracts with customers	$605,858	$560	$606,418	$473,763	$5,840	$479,603
Financing and other	5,916	11,142	17,058	3,212	12,019	15,231
Total	$611,774	$11,702	$623,476	$476,975	$17,859	$494,834

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$3,926	$783	$4,709	$3,846	$2,730	$6,576
Purchases of property, equipment and operating lease equipment	$2,225	$1,026	$3,251	$1,339	$3,793	$5,132

Selected Financial Data - Balance Sheet

Total assets	$1,301,459	$296,406	$1,597,865	$998,594	$256,552	$1,255,146

	Nine Months Ended
	December 31, 2022			December 31, 2021
	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$1,336,309	$43,504	$1,379,813	$1,134,658	$55,866	$1,190,524
Service	195,728	-	195,728	178,976	-	178,976
Total	1,532,037	43,504	1,575,541	1,313,634	55,866	1,369,500

Cost of Sales
Product	1,054,267	8,085	1,062,352	899,437	15,229	914,666
Service	127,990	-	127,990	109,203	-	109,203
Total	1,182,257	8,085	1,190,342	1,008,640	15,229	1,023,869

Gross Profit	349,780	35,419	385,199	304,994	40,637	345,631

Selling, general, and administrative	235,147	13,054	248,201	210,369	9,784	220,153
Depreciation and amortization	10,304	83	10,387	11,292	84	11,376
Interest and financing costs	2,117	746	2,863	693	569	1,262
Operating expenses	247,568	13,883	261,451	222,354	10,437	232,791

Operating income	102,212	21,536	123,748	82,640	30,200	112,840

Other income (expense), net			(3,112)			(377)

Earnings before tax			$120,636			$112,463

Net Sales
Contracts with customers	$1,516,632	$8,428	$1,525,060	$1,300,643	$13,034	$1,313,677
Financing and other	15,405	35,076	50,481	12,991	42,832	55,823
Total	$1,532,037	$43,504	$1,575,541	$1,313,634	$55,866	$1,369,500

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$11,312	$2,936	$14,248	$12,023	$6,597	$18,620
Purchases of property, equipment and operating lease equipment	$4,122	$1,539	$5,661	$3,594	$17,781	$21,375

Selected Financial Data - Balance Sheet

Total assets	$1,301,459	$296,406	$1,597,865	$998,594	$256,552	$1,255,146

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market and by vendor, as opposed to discrete product and service categories, which are summarized for the three- and nine-month periods ended December 31, 2022, and 2021 in the tables below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Customer end market:
Telecom, media & entertainment	$184,539	$152,584	$431,269	$380,560
Technology	133,067	67,959	299,088	190,851
Healthcare	69,825	64,775	205,297	207,700
State and local government and educational institutions	72,730	59,449	207,823	193,526
Financial services	48,008	39,182	118,917	106,229
All others	103,605	93,026	269,643	234,768
Net sales	611,774	476,975	1,532,037	1,313,634

Less: Revenue from financing and other	(5,916)	(3,212)	(15,405)	(12,991)

Revenue from contracts with customers	$605,858	$473,763	$1,516,632	$1,300,643

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Vendor:
Cisco systems	$237,334	$183,195	$579,530	$524,169
Juniper networks	50,937	28,792	113,026	71,944
Dell EMC	33,636	40,254	110,730	110,092
HPE	22,981	8,293	62,110	29,594
NetApp	21,987	30,261	52,682	70,254
Arista networks	21,423	13,484	41,528	33,029
All others	223,476	172,696	572,431	474,552
Net sales	611,774	476,975	1,532,037	1,313,634

Less: Revenue from financing and other	(5,916)	(3,212)	(15,405)	(12,991)

Revenue from contracts with customers	$605,858	$473,763	$1,516,632	$1,300,643

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

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our 2022 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report, as well as in our other filings with the SEC.

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

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay at the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled us to remain a trusted advisor for our customers. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a customized customer experience that spans the continuum from fast delivery of competitively priced products and services to subsequent management and maintenance, and through to end-of-life disposal services. This approach permits us to deploy sophisticated solutions to enable our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology segment accounted for 97% of our net sales and 83% of our operating income, while our financing segment accounted for 3% of our net sales and 17% of our operating income, for the nine months ended December 31, 2022.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and global unrest may impact our customers’ willingness to spend on technology and services.

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

•
We are experiencing increases in prices from our suppliers, as well as rising wages and interest rates. We generally have been able to pass price increases to our customers. Our labor costs related to services we perform will take longer to pass to customers that have service engagements where prices may be set. Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Accordingly, inflation could have a material impact on our sales, gross profit, or operating costs in the future.

•
Customers’ top focus areas include security, cloud solutions, hybrid work environments (work from home and return to office), as well as digital transformation and modernization. We have developed advisory services, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired state.

•
Modernizing legacy applications, data modernization, reducing operational complexity, securing workloads, the cost and performance of IT operations, and agility are changing the way companies are purchasing and consuming technology. These are fueling deployments of solutions on cloud, managed services and hybrid platforms and licensing models, which may include invoicing over the term of the agreement.

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, net earnings per common share, in each case based on information prepared in accordance with US GAAP, as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted gross billings, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets.

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our unaudited consolidated financial statements, as well as non-GAAP performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results reported under non-GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Set forth in footnotes (1), (2) and (3) of the tables that immediately follow this paragraph, we set forth our reasons for using and presenting Adjusted EBITDA, Adjusted EBITDA margin, Adjusted gross billings, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share-diluted in the tables and discussion that follow.

Our key business metrics for the three- and nine-month periods ended December 31, 2022, and 2021 are summarized in the following tables (dollars in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2022	2021	2022	2021
Net sales	$623,476	$494,834	$1,575,541	$1,369,500

Gross profit	$138,372	$117,117	$385,199	$345,631
Gross margin	22.2%	23.7%	24.4%	25.2%
Operating income margin	7.5%	7.3%	7.9%	8.2%

Net earnings	$35,694	$26,424	$86,502	$81,355
Net earnings margin	5.7%	5.3%	5.5%	5.9%
Net earnings per common share - diluted	$1.34	$0.98	$3.24	$3.03

Non-GAAP: Net earnings (1)	$36,714	$29,711	$97,623	$90,870
Non-GAAP: Net earnings per common share - diluted (1)	$1.38	$1.10	$3.66	$3.38

Adjusted EBITDA (2)	$53,325	$41,797	$141,933	$130,264
Adjusted EBITDA margin	8.6%	8.4%	9.0%	9.5%

Technology Segment
Net sales	$611,774	$476,975	$1,532,037	$1,313,634
Adjusted gross billings (3)	$888,621	$685,031	$2,356,326	$1,982,162

Gross profit	$127,854	$104,483	$349,780	$304,994
Gross margin	20.9%	21.9%	22.8%	23.2%

Operating income	$41,090	$27,166	$102,212	$82,640
Adjusted EBITDA (2)	$47,869	$32,794	$120,135	$99,811

Financing Segment
Net sales	$11,702	$17,859	$43,504	$55,866

Gross profit	$10,518	$12,634	$35,419	$40,637

Operating income	$5,368	$8,919	$21,536	$30,200
Adjusted EBITDA (2)	$5,456	$9,003	$21,798	$30,453

(1)
Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share diluted provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share or similarly titled measures differently, which may reduce their usefulness as comparative measures.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
GAAP: Earnings before tax	$49,365	$35,910	$120,636	$112,463
Share based compensation	1,950	1,780	5,681	5,355
Acquisition related amortization expense	2,505	2,497	7,182	7,854
Other (income) expense	(2,907)	175	3,112	377
Non-GAAP: Earnings before provision for income taxes	50,913	40,362	136,611	126,049

GAAP: Provision for income taxes	13,671	9,486	34,134	31,108
Share based compensation	544	470	1,624	1,494
Acquisition related amortization expense	693	649	2,030	2,156
Other (income) expense	(811)	46	933	104
Tax benefit (expense) on restricted stock	102	-	267	317
Non-GAAP: Provision for income taxes	14,199	10,651	38,988	35,179

Non-GAAP: Net earnings	$36,714	$29,711	$97,623	$90,870

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
GAAP: Net earnings per common share - diluted	$1.34	$0.98	$3.24	$3.03

Share based compensation	0.05	0.05	0.15	0.14
Acquisition related amortization expense	0.07	0.07	0.20	0.21
Other (income) expense	(0.08)	-	0.08	0.01
Tax benefit (expense) on restricted stock	-	-	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.04	0.12	0.42	0.35

Non-GAAP: Net earnings per common share - diluted	$1.38	$1.10	$3.66	$3.38

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other income. Segment Adjusted EBITDA is defined as operating income calculated in accordance with US GAAP, adjusted for interest expense, share-based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2022	2021	2022	2021
Net earnings	$35,694	$26,424	$86,502	$81,355
Provision for income taxes	13,671	9,486	34,134	31,108
Share based compensation	1,950	1,780	5,681	5,355
Interest and financing costs	1,308	335	2,117	693
Depreciation and amortization	3,609	3,597	10,387	11,376
Other income (expense)	(2,907)	175	3,112	377
Adjusted EBITDA	$53,325	$41,797	$141,933	$130,264

Technology Segment
Operating income	$41,090	$27,166	$102,212	$82,640
Depreciation and amortization	3,582	3,569	10,304	11,292
Share based compensation	1,889	1,724	5,502	5,186
Interest and financing costs	1,308	335	2,117	693
Adjusted EBITDA	$47,869	$32,794	$120,135	$99,811

Financing Segment
Operating income	$5,368	$8,919	$21,536	$30,200
Depreciation and amortization	27	28	83	84
Share based compensation	61	56	179	169
Adjusted EBITDA	$5,456	$9,003	$21,798	$30,453

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Technology segment net sales	$611,774	$476,975	$1,532,037	$1,313,634
Costs incurred related to sales of third party maintenance, software assurance and subscription/SaaS licenses, and services	276,847	208,056	824,289	$668,528
Adjusted gross billings	$888,621	$685,031	$2,356,326	$1,982,162

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

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended December 31, 2022, increased $128.7 million, or 26.0%, to $623.5 million, as compared to $494.8 million for the same period in the prior year. Product sales for the three months ended December 31, 2022, increased $123.7 million, or 28.6% to $556.0 million, as compared to $432.3 million for the same period in the prior year, due to increased demand and higher prices for some products in our technology segment. Service sales for the three months ended December 31, 2022, increased $5.0 million, or 7.9%, to $67.5 million, as compared to $62.5 million for the same period in the prior year, primarily due to growth in managed services volume. In the technology segment, we had increases in net sales to customers in technology, telecom, media, and entertainment, professional services, financial services, SLED, and healthcare due to increases in demand from existing customers.

Net sales for the nine months ended December 31, 2022, increased $206.0 million, or 15.0%, to $1,575.5 million, as compared to $1,369.5 million for the same period in the prior year. Product sales for the nine months ended December 31, 2022, increased $189.3 million, or 15.9%, to $1,379.8 million, as compared to $1,190.5 million for the same period in the prior year, due to increased demand and higher prices for some products in our technology segment. Service sales for the nine months ended December 31, 2022, increased $16.7 million, or 9.4%, to $195.7 million, as compared to $179.0 million for the same period in the prior year, primarily due to growth in managed services volume and increases in professional services volume and rates. In the technology segment, we had increases in net sales to customers in technology, telecom, media, and entertainment, professional services, financial services, and SLED due to increases in demand and the timing of fulfilling orders from existing customers, which were partially offset by decreases in net sales to customers in manufacturing due to the timing of fulfilling orders from existing customers during the nine months ended December 31, 2022, compared to the same period in the prior year.

Withing our technology segment, Adjusted gross billings for the three months for the three months ended December 31, 2022, increased $203.6 million, or 29.7%, to $888.6 million, as compared to $685.0 million for the same period in the prior year. We had increases in adjusted gross billings to customers in technology, telecom, media, and entertainment, professional services, financial services, SLED, and healthcare.

Adjusted gross billings for the nine months ended December 31, 2022, increased $374.1 million, or 18.9%, to $2,356.3 million, as compared to $1,982.2 million for the same period in the prior year. We had increases in adjusted gross billings to customers in technology, telecom, media and entertainment, professional services, financial services, SLED, and healthcare, which were partially offset by decreases in adjusted gross billings to customers in the manufacturing market.

Gross profit: Consolidated gross profit for the three months ended December 31, 2022, increased $21.3 million, or 18.1%, to $138.4 million, as compared to $117.1 million for the same period in the prior year. While gross profit increased during the three month period ended December 31, 2022, our overall gross margin decreased, primarily due to lower service margins. We also had a decrease in product margins during this period, driven by a lower volume of sales of third party maintenance, software assurance and subscription/SaaS licenses, and services. Consolidated gross margins for the three months ended December 31, 2022, decreased 150 basis points to 22.2%, as compared to 23.7% for the same period in the prior year.

Consolidated gross profit for the nine months ended December 31, 2022, increased $39.6 million, or 11.4%, to $385.2 million, as compared to $345.6 million for the same period in the prior year. While gross profit increased during the nine month period ended December 31, 2022, our overall gross margin decreased, primarily due to lower service margins. We also had a decrease in product margins during this period, driven by a lower volume of sales of third party maintenance, software assurance and subscription/SaaS licenses, and services. Consolidated gross margins for the nine months ended December 31, 2022, decreased 80 basis points to 24.4%, as compared to 25.2% for the same period in the prior year.

Operating expenses: Operating expenses for the three months ended December 31, 2022, increased $10.9 million, or 13.4%, to $91.9 million, as compared to $81.0 million for the same period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits of $6.8 million, an increase in general and administrative expenses of $2.0 million including higher software, subscription, and maintenance fees, professional service fees, and travel and entertainment costs, an increase in our provision for credit losses of $1.1 million caused by an increase in our receivables over this period compared to the same period in the prior year, and an increase in interest and financing costs of $1.0 million. As of December 31, 2022, we had 1,745 employees, an increase of 191 from 1,554 as of December 31, 2021.

Operating expenses for the nine months ended December 31, 2022, increased $28.7 million, or 12.3%, to $261.5 million, as compared to $232.8 million for the same period in the prior year. Our increase in operating expenses was primarily due to an increase of $16.5 million in salaries and benefits, an increase of $8.8 million in general and administrative expenses including higher advertising and marketing fees, software, subscription and maintenance fees, professional service fees, and travel and entertainment costs, an increase of $2.8 million in our provision for credit losses caused by an increase in our receivables over this period compared to the same period in the prior year, an increase of $1.6 million in interest and financing costs, and partially offset by a $1.0 million decrease in depreciation and amortization.

Operating income: As a result of the foregoing, operating income for the three months ended December 31, 2022, increased $10.4 million, or 28.7%, to $46.5 million, as compared to $36.1 million for the same period in the prior year. Operating income for the nine months ended December 31, 2022, increased $10.9 million, or 9.7%, to $123.7 million, as compared to $112.8 million for the same period in the prior year.

Provision for income taxes: Our effective tax rate for the three and nine months ended December 31, 2022, was 27.7% and 28.3% respectively, compared with 26.4% and 27.7%, respectively, for the same periods in the prior year. Our effective tax rate was higher for the three months ended December 31, 2022, than for the same period in the prior year due to a tax benefit from restricted stock in the prior year. Our effective tax rate was higher for the nine months ended December 31, 2022, than for the same period in the prior year due to foreign currency transaction losses incurred in lower tax jurisdictions.

Net earnings: Consolidated net earnings for the three months ended December 31, 2022, increased $9.3 million, or 35.1%, to $35.7 million, as compared to $26.4 million for the same period in the prior year, due to an increase in gross profit and other income (expense), net. The increase in other income (expense), net was driven by the receipt of $1.9 million related to our claim in a class action lawsuit, which was received in December 2022, and foreign exchange gains. These increases were partially offset by an increase in operating expenses. Consolidated net earnings for the nine months ended December 31, 2022, increased $5.1 million, or 6.3%, to $86.5 million, as compared to $81.4 million for the same period in the prior year, due to an increase in gross profit, offset by an increase in operating expenses and foreign exchange losses.

Adjusted EBITDA for the three months ended December 31, 2022, increased $11.5 million, or 27.6%, to $53.3 million, as compared to $41.8 million for the same period in the prior year. Adjusted EBITDA margin for the three months ended December 31, 2022, increased 20 basis points to 8.6%, as compared to the prior year period of 8.4%.

Adjusted EBITDA for the nine months ended December 31, 2022, increased $11.7 million, or 9.0%, to $142.0 million, as compared to $130.3 million for the same period in the prior year. Adjusted EBITDA margin for the nine months ended December 31, 2022, decreased 50 basis points to 9.0%, as compared to the prior year period of 9.5%.

Net earnings per common share diluted for the three months ended December 31, 2022, increased $0.36, or 36.7%, to $1.34 per share, as compared to $0.98 per share for the same period in the prior year. Non-GAAP net earnings per common share diluted for the three months ended December 31, 2022, increased $0.28, or 25.5%, to $1.38, as compared to $1.10 for the same period in the prior year.

Net earnings per common share diluted for the nine months ended December 31, 2022, increased $0.21, or 6.9%, to $3.24 per share, as compared to $3.03 per share for the same period in the prior year. Non-GAAP net earnings per common share diluted for the nine months ended December 31, 2022, increased $0.28, or 8.3%, to $3.66 per share, as compared to $3.38 per share for the same period in the prior year.

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

Our financing revenue is generally earned from the following three sources:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases

•	Transactional gains: Net gains on the sale of financial assets; and
•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and sales of off-lease equipment

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may fluctuate due to customer demand for our products and services, supplier costs, wage costs, product availability, changes in vendor incentive programs, interest rate fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by hiring additional staff for specific targeted market areas and roles whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may impact our operating results.

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2022, compared to the three and nine months ended December 31, 2021

TECHNOLOGY SEGMENT

The results of operations for our technology segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales
Product	$544,316	$414,448	$1,336,309	$1,134,658
Services	67,458	62,527	195,728	178,976
Total	611,774	476,975	1,532,037	1,313,634

Cost of sales
Product	439,831	334,585	1,054,267	899,437
Services	44,089	37,907	127,990	109,203
Total	483,920	372,492	1,182,257	1,008,640

Gross profit	127,854	104,483	349,780	304,994

Selling, general, and administrative	81,874	73,413	235,147	210,369
Depreciation and amortization	3,582	3,569	10,304	11,292
Interest and financing costs	1,308	335	2,117	693
Operating expenses	86,764	77,317	247,568	222,354

Operating income	$41,090	$27,166	$102,212	$82,640

Adjusted gross billings	$888,621	$685,031	$2,356,326	$1,982,162
Adjusted EBITDA	$47,869	$32,794	$120,135	$99,811

Net sales: Net sales for the three months ended December 31, 2022, increased $134.8 million, or 28.3%, to $611.8 million, as compared to $477.0 million for the same period in the prior year, due to increases in net sales from customers in technology, telecom, media, and entertainment, financial services, SLED, and healthcare. Product sales for the three months ended December 31, 2022, increased $129.9 million, or 31.3%, to $544.3 million, as compared to $414.4 million for the same period in the prior year. Service sales for the three months ended December 31, 2022, increased $5.0 million, or 7.9%, to $67.5 million, as compared to $62.5 million for the same period in the prior year, due to an increase in managed services.

Net sales for the nine months ended December 31, 2022, increased $218.4 million, or 16.6%, to $1,532.0 million, as compared to $1,313.6 million for the same period in the prior year, due to increases in net sales from customers in technology, telecom, media, and entertainment, financial services, SLED, and healthcare. Product sales for the nine months ended December 31, 2022, increased 17.8%, or $201.7 million to $1,336.3 million, as compared to $1,134.7 million for the same period in the prior year, and service revenue increased by 9.4%, or $16.7 million, to $195.7 million, as compared to $179.0 million during the same period in the prior year.

Adjusted gross billings for the three months ended December 31, 2022, increased $203.6 million, or 29.7%, to $888.6 million, as compared to $685.0 million for the same period in the prior year. Our increase in adjusted gross billings was due to higher demand from our current customers and higher prices for some products.

Adjusted gross billings for the nine months ended December 31, 2022, increased $374.2 million, or 18.9%, to $2,356.3 million, as compared to $1,982.2 million for the same period in the prior year. The increase in adjusted gross billings is due to higher demand from the same customer end markets that were previously identified for the increase in net sales.

We rely on our vendors to fulfill a large majority of shipments to our customers. As of December 31, 2022, we had open orders of $957.3 million and deferred revenue of $168.6 million. As of December 31, 2021, we had open orders of $852.9 million and deferred revenue of $121.0 million.

We analyze net sales by customer end market and by vendor, as opposed to discrete product and service categories. The percentage of net sales by industry and vendor for the twelve month periods ended December 31, 2022, and 2021 are summarized below:

	Twelve Months Ended December 31,
Net sales by customer end market:	2022	2021	Change
Telecom, Media & Entertainment	28%	29%	(1%)
Technology	18%	15%	3%
Healthcare	14%	16%	(2%)
SLED	13%	15%	(2%)
Financial Services	9%	9%	0%
All others	18%	16%	2%
Total	100%	100%

	Twelve Months Ended December 31,
Net sales by vendor:	2022	2021	Change
Cisco Systems	37%	38%	(1%)
Dell EMC	8%	8%	0%
Juniper Networks	7%	6%	1%
NetApp	4%	5%	(1%)
HPE	4%	2%	2%
Arista Networks	3%	3%	0%
All others	37%	38%	(1%)
Total	100%	100%

Our revenues by customer end market have remained consistent over the twelve-month period, with over 80% of our revenues generated from customers within the five end markets identified above. During the trailing twelve month period ended December 31, 2022, we had an increase in the percentage of total revenues from customers in the technology industry, and decreases in the percentage of total revenues in the telecom, media and entertainment, healthcare, and SLED, industries. These changes were driven by changes in customer buying cycles and the timing of specific IT-related initiatives, rather than the acquisition or loss of a customer or set of customers.

The majority of our revenues by vendor is derived from our top six suppliers. None of the vendors included within the “All others” category individually exceeded 5% of total net sales.

Cost of sales: Cost of sales for the three months ended December 31, 2022, increased $111.4 million, or 29.9%, to $483.9 million, as compared to $372.5 million for the same period in the prior year. Our gross margin decreased 100 basis points to 20.9% for the three months ended December 31, 2022, compared to 21.9% for the same period in the prior year. Our decrease in gross margins was primarily due to lower service gross margin from a change in services mix. We also had a decrease in product margins, of 10 basis points to 19.2%.

Cost of sales for the nine months ended December 31, 2022, increased $173.6 million, or 17.2%, to $1,182.3 million, as compared to $1,008.6 million, which is in-line with the increase in net sales that occurred during the prior year period. Our gross margin decreased 40 basis points to 22.8% for the nine months ended December 31, 2022, compared to 23.2% for the same period in the prior year, primarily due to lower service margins offset by higher product margins.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended December 31, 2022, increased $8.5 million, or 11.5%, to $81.9 million, as compared to $73.4 million for the same period in the prior year. Salaries and benefits for the three months ended December 31, 2022, increased $7.2 million, or 11.4% to $70.5 million, as compared to $63.3 million for the same period in the prior year, primarily due to an increase in salaries driven by increases in headcount and an increase in variable compensation driven by increases in gross profit. Our technology segment had 1,709 employees as of December 31, 2022, an increase of 188 from 1,521 as of December 31, 2021, driven by increased demand for our services and the acquisition of Future Com, Ltd. We added 157 additional customer-facing employees, of which 101 were professional services and technical support personnel. General and administrative expenses for the three months ended December 31, 2022, increased $1.0 million, or 10.0%, to $11.0 million, as compared to $10.0 million for the same period in the prior year, due to higher professional service fees, and higher travel and entertainment costs.

Selling, general, and administrative expenses for the nine months ended December 31, 2022, increased by $24.8 million, or 11.8%, to $235.1 million, as compared to $210.4 million for the same period in the prior year. Salaries and benefits for the nine months ended December 31, 2022, increased $16.4 million, or 9.0% to $198.5 million, compared to $182.1 million during the same period in the prior year, mainly due to an increase in salaries driven by increases in headcount and an increase in variable compensation driven by increases in gross profit. General and administrative expenses for the nine months ended December 31, 2022, increased $7.1 million, or 25.4%, to $35.3 million, as compared to $28.2 million for the same period in the prior year, due to higher advertising and marketing fees, professional service fees, software license and maintenance fees, and higher travel and entertainment costs.

Depreciation and amortization: Depreciation and amortization for the three months ended December 31, 2022, remained flat at $3.6 million, as compared to the same period in the prior year. Depreciation and amortization for the nine months ended December 31, 2022, decreased $1.0 million, or 8.7%, to $10.3 million, as compared to $11.3 million for the same period in the prior year.

Interest and financing costs: Interest and financing costs for the three and nine months ended December 31, 2022, were $1.3 million and $2.1 million, respectively, an increase of $1.0 million and $1.4 million, respectively, as compared to $0.3 million and $0.7 million, respectively, for the same periods in the prior year. The increase in interest expense for the three and nine month periods is primarily due to an increase in borrowings from our revolving credit facility. We had $103.0 million of recourse debt in our technology segment as of December 31, 2022, compared to $58.8 million as of December 31, 2021.

Segment operating income: As a result of the foregoing, operating income for the three months ended December 31, 2022, increased $13.9 million, or 51.3%, to $41.1 million, as compared to $27.2 million for the same period in the prior year. Operating income for the nine months ended December 31, 2022, increased $19.6 million, or 23.7%, to $102.2 million, as compared to $82.6 million for the same period in the prior year.

Adjusted EBITDA for the three months ended December 31, 2022, increased $15.1 million, or 46.0%, to $47.9 million, as compared to $32.8 million for the same period in the prior year. Adjusted EBITDA for the nine months ended December 31, 2022, increased $20.3 million, or 20.4%, to $120.1 million, as compared to $99.8 million for the same period in the prior year.

FINANCING SEGMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net sales	$11,702	$17,859	$43,504	$55,866

Cost of sales	1,184	5,225	8,085	15,229

Gross profit	10,518	12,634	35,419	40,637

Selling, general, and administrative	4,856	3,461	13,054	9,784
Depreciation and amortization	27	28	83	84
Interest and financing costs	267	226	746	569
Operating expenses	5,150	3,715	13,883	10,437

Operating income	$5,368	$8,919	$21,536	$30,200
Adjusted EBITDA	$5,456	$9,003	$21,798	$30,453

Net sales: Net sales for the three months ended December 31, 2022, decreased $6.2 million, or 34.5%, to $11.7 million, as compared to $17.9 million for the same period in the prior year. The decrease in net sales was due to lower post- contract and portfolio earnings, partially offset by higher transactional gains. For the three months ended December 31, 2022, we recognized net gains on sales of financial assets of $5.2 million and proceeds from these sales were $157.2 million. For the three months ended December 31, 2021, net gains on the sale of financial assets were $2.3 million and the proceeds from these sales were $63.5 million.

Net sales for the nine months ended December 31, 2022, decreased $12.4 million, or 22.1%, to $43.5 million, as compared to $55.9 million for the same period in the prior year. The decrease in net sales was due to lower post-contract and portfolio earnings and transactional gains. For the nine months ended December 31, 2022, we recognized net gains on sales of financial assets of $15.1 million and proceeds from these sales were $586.1 million. For the nine months ended December 31, 2021, net gains on the sale of financial assets were $15.6 million and the proceeds from these sales were $753.9 million.

As of December 31, 2022, our financing segment had $174.4 million in financing receivables and operating leases, compared to $171.1 million as of December 31, 2021, an increase of $3.3 million, or 1.9%.

Cost of sales: Cost of sales for the three months ended December 31, 2022, decreased $4.0 million, or 77.3%, to $1.2 million, as compared to $5.2 million for the same period in the prior year, due to lower cost of sales on off-lease equipment and depreciation expense from operating leases. Gross profit for the three months ended December 31, 2022, decreased by 16.8% to $10.5 million, as compared to the same period in the prior year.

Cost of sales for the nine months ended December 31, 2022, decreased $7.1 million, or 46.9%, to $8.1 million, as compared to $15.2 million for the same period in the prior year, due to lower cost of sales of off-lease equipment and depreciation expense from operating leases. Gross profit for the nine months ended December 31, 2022, decreased by 12.8% to $35.4 million, as compared to the same period in the prior year.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended December 31, 2022, increased $1.4 million, or 40.3%, to $4.9 million, as compared to $3.5 million for the same period in the prior year, due to higher general and administrative expenses consisting mostly of higher professional service fees, higher software, license and maintenance fees driven by the deployment of newly hosted software in August 2022, and a higher reserve for credit losses caused by changes in our net credit exposure.

Selling, general, and administrative expenses for the nine months ended December 31, 2022, increased $3.3 million, or 33.4%, to $13.1 million, as compared to $9.8 million for the same period in the prior year, due to higher general and administrative expenses consisting mostly of higher professional service fees, higher software, license and maintenance fees driven by the deployment of newly hosted software in August 2022, and a higher reserve for credit losses caused by changes in our net credit exposure.

In August 2022, we completed the deployment of a new hosted software to manage our financing portfolio. As a result, we anticipate higher general and administrative costs of approximately $1.5 million per year related to amortizing the cost to implement the hosted software and annual fees paid to license the hosted software.

Interest and financing costs: Interest and financing costs for the three months ended December 31, 2022, increased by 18.1% to $0.3 million, and increased by 31.1% to $0.7 million for the nine months ended December 31, 2022, compared to the prior year. As of December 31, 2022, our notes payable was $48.5 million, an increase of $4.9 million, or 11.2% compared to notes payable of $43.6 million as of December 31, 2021. As of December 31, 2022, and 2021, our notes payable consisted entirely of non-recourse notes payable. Our weighted average interest rate for non-recourse notes payable was 5.05% and 3.68%, as of December 31, 2022, and 2021, respectively.

Segment operating income: As a result of the foregoing, operating income for the three months ended December 31, 2022, decreased by $3.6 million to $5.4 million and Adjusted EBITDA decreased by $3.5 million to $5.5 million, as compared to the prior year period. Operating income and Adjusted EBITDA for the nine months ended December 31, 2022, decreased by $8.7 million to $21.5 million and $21.8 million, respectively, as compared to the same period in the prior year.

CONSOLIDATED

Other income (expense), net: Other income (expense), net for the three and nine months ended December 31, 2022 was a net gain of $2.9 million and a net expense of $3.1 million, respectively, compared to a net expense of $0.2 million and a net expense of $0.4 million, respectively, for the same periods in the prior year. Our higher net gain for the three months ended December 31, 2022, was due to higher net foreign exchange gains in the current period and $1.9 million we received in December 2022 related to our claim in a class action lawsuit. Our higher net expense for the nine months ended December 31, 2022, was due to higher exchange losses that were only partially offset by the gain related to our claim in a class action lawsuit.

Provision for income taxes: Our provision for income tax expense was $13.7 million and $34.1 million for the three and nine months ended December 31, 2022, as compared to $9.5 million and $31.1 million for the same periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2022, was 27.7% and 28.3% respectively, compared with 26.4% and 27.7%, respectively, for the same periods in the prior year. Our effective tax rate was higher for the three months ended December 31, 2022, than for the same period in the prior year due to a tax benefit from restricted stock in the prior year. Our effective tax rate was higher for the nine months ended December 31, 2022, than for the same period in the prior year due to foreign currency transaction losses incurred in lower tax jurisdictions.

Net earnings: As a result of the foregoing, our net earnings for the three months ended December 31, 2022, increased $9.3 million, or 35.1%, to $35.7 million, as compared to $26.4 million during the same period in the prior year. Net earnings for the nine months ended December 31, 2022, increased $5.1 million, or 6.3%, to $86.5 million, as compared to $81.4 million during the same period in the prior year.

Basic and fully diluted earnings per common share were both $1.34 for the three months ended December 31, 2022, an increase of 35.4% and 36.7%, respectively, as compared to $0.99 and $0.98, respectively, for the three months ended December 31, 2021. Basic and fully diluted earnings per common share were $3.26 and $3.24, respectively, for the nine months ended December 31, 2022, an increase of 6.9%, as compared to $3.05 and $3.03, respectively, for the nine months ended December 31, 2021.

Non-GAAP net earnings per common share diluted for the three months ended December 31, 2022, increased $0.28, or 25.5%, to $1.38, as compared to $1.10 for the three months ended December 31, 2021. Non-GAAP net earnings per common share diluted for the nine months ended December 31, 2022, increased $0.28, or 8.3%, to $3.66, as compared to $3.38 for the nine months ended December 31, 2021.

Weighted average common shares outstanding was 26.6 million in the calculation of both basic earnings per common share and diluted earnings per common share for the three months ending December 31, 2022. Weighted average common shares outstanding was 26.6 million in the calculation of basic earnings per common share for the nine months ending December 31, 2022, and 26.7 million in the calculation of diluted earnings per common share for the nine months ending December 31, 2022. Weighted average common shares outstanding used in the calculation of basic earnings per common share, was 26.7 million for both the three and nine months ending December 31, 2021, and 26.9 million in the calculation of diluted earnings per common share for both the three and nine months ending December 31, 2021.

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

CASH FLOWS

The following table summarizes our sources and uses of cash over the periods indicated (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(147,038)	$(121,542)
Net cash used in investing activities	(15,624)	(18,448)
Net cash provided by financing activities	103,555	115,996
Effect of exchange rate changes on cash	3,124	(2)
Net decrease in cash and cash equivalents	$(55,983)	$(23,996)

Cash flows from operating activities: We used $147.0 million in operating activities during the nine months ended December 31, 2022, compared to $121.5 million used by operating activities for the nine months ended December 31, 2021. See below for a breakdown of operating cash flows by segment (in thousands):

	Nine Months Ended December 31,
	2022	2021
Technology segment	$(115,811)	$(112,740)
Financing segment	(31,227)	(8,802)
Net cash used in operating activities	$(147,038)	$(121,542)

Technology segment: For the nine months ended December 31, 2022, our technology segment used $115.8 million from operating activities primarily due to increases in our accounts receivable and inventories, partially offset by net earnings.

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

The following table presents the components of the cash conversion cycle for our technology segment:

	As of December 31,
	2022	2021
(DSO) Days sales outstanding (1)	62	67
(DIO) Days inventory outstanding (2)	30	21
(DPO) Days payable outstanding (3)	(41)	(41)
Cash conversion cycle	51	47

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

Our cash conversion cycle increased to 51 days as of December 31, 2022, as compared to 47 days as of December 31, 2021. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO remained the same at 41 days. Invoices processed through the accounts payable floor plan facility are typically paid within 45-60 days from the invoice date, while accounts payable trade invoices are typically paid within 30 days from the invoice date. Our DSO decreased by 5 days to 62 days. The DSO for both December 31, 2022, and 2021, reflects higher sales to customers with terms greater than or equal to net 60 days. Our DIO increased to 30 days due to higher inventory balance. Inventory, which represents equipment ordered by customers but not yet delivered, increased 57.9% to $244.8 million as of December 31, 2022, up from $155.1 million as of March 31, 2022, due to ongoing projects with customers and supply constraints that lengthen the time over which we receive all the parts in an order for a completed delivery to our customers.

Financing segment: For the nine months ended December 31, 2022, our financing segment used $31.2 million in operating activities, primarily due to increases in financing receivables-net, offset by net earnings.

In the nine months ended December 31, 2021, our financing segment used $8.8 million from operating activities, primarily due to increases in accounts receivable of $8.8 million and financing receivables-net of $23.4 million, offset by net earnings.

Cash flows related to investing activities: For the nine months ended December 31, 2022, we used $15.6 million in investing activities, consisting of $13.3 million in cash used in acquiring Future Com, Ltd. and $5.7 million for purchases of property, equipment, and operating lease equipment, and partially offset by $3.3 million of proceeds from the sale of property, equipment, and operating lease equipment.

In the nine months ended December 31, 2021, we used $18.4 million from investing activities, consisting of $21.4 million for purchases of property, equipment and operating lease equipment offset by $2.9 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the nine months ended December 31, 2022, cash provided by financing activities was $103.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $101.6 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $9.2 million in net repayments on the accounts payable floor plan facility.

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

Please refer to Note 8, “Credit Facility and Notes Payable” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for additional information concerning our WFCDF Credit Facility.

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

As of December 31, 2022, we had a maximum credit limit of $425.0 million, and an outstanding balance on the floor plan of $154.5 million. As of March 31, 2022, we had a maximum credit limit of $375.0 million, and the outstanding balance on the floor plan facility was $145.3 million. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of December 31, 2022, the outstanding balance under the revolving credit facility was $95.0 million. As of March 31, 2022, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $150.0 million as of December 31, 2022, and $100.0 million as of March 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of December 31, 2022, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report, as well as in our other filings with the SEC.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of December 31, 2022, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In August 2022, we completed the implementation of a new ERP system within our Financing segment. As a result of this implementation, certain internal controls over financial reporting have been automated or modified to align with the new ERP system. While we believe this new system will strengthen our internal controls, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout fiscal 2023.

There have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Note 9, “Commitment and Contingencies” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

On February 25, 2022, a putative class action complaint was filed in the Delaware Court of Chancery by Michael Kent, a stockholder, against us and our then-current directors (the “Action”). The complaint sought a declaration that Section 2.9 of our then-bylaws violated Section 228 of the Delaware General Corporation Law because, as alleged in the complaint, the bylaw provision restricted the ability of our stockholders to act by written consent unless the Board of Directors provided prior approval for such stockholder action. While we disagreed with plaintiff’s allegations, we nevertheless amended our bylaws on March 2, 2022, to make clear that stockholders may act by written consent, subject to certain procedures. On April 8, 2022, the Court of Chancery entered a stipulated order pursuant to which the plaintiff voluntarily dismissed the Action. The dismissal was without prejudice with regard to the anticipated application of plaintiff’s counsel’s claim for attorneys’ fees and expenses. The Court of Chancery retained jurisdiction solely for the purpose of deciding the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the company’s bylaw amendment. We subsequently agreed to pay $150,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Court of Chancery has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness, and the Action shall be dismissed with prejudice.

Item 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our total purchases of 128,553 shares of ePlus inc. common stock during the nine months ended December 31, 2022, including a total of 70,473 shares purchased as part of the publicly announced share repurchase plans or programs. There were no share repurchases during the three months ended December 31, 2022.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 through April 30, 2022	34,961	$56.02	34,961	737,049	(2)
May 1, 2022 through May 27, 2022	35,512	$55.86	35,512	701,537	(3)
May 28, 2022 through May 31, 2022	-	$-	-	1,000,000	(4)
June 1, 2022 through June 30, 2022	58,080	$56.51	-	1,000,000	(5)
July 1, 2022 through July 31, 2022	-	$-	-	1,000,000	(6)
August 1, 2022 through August 31, 2022	-	$-	-	1,000,000	(7)
September 1, 2022 through September 30, 2022	-	$-	-	1,000,000	(8)
October 1, 2022 through October 31, 2022	-	$-	-	1,000,000	(9)
November 1, 2022 through November 30, 2022	-	$-	-	1,000,000	(10)
December 1, 2022 through December 31, 2022	-	$-	-	1,000,000	(11)

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

(9)
The share purchase authorization in place for the month ended October 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of October 31, 2022, the remaining authorized shares to be purchased were 1,000,000.

(10)
The share purchase authorization in place for the month ended November 30, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of November 30, 2022, the remaining authorized shares to be purchased were 1,000,000.

(11)
The share purchase authorization in place for the month ended December 31, 2022, had purchase limitations on the number of shares of up to 1,000,000 shares. As of December 31, 2022, the remaining authorized shares to be purchased were 1,000,000.

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

10.1
First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 3, 2022).*

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) filed herewith.

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) filed herewith.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350 furnished herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 7, 2023	/s/ MARK P. MARRON
	By:	Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 7, 2023	/s/ ELAINE D. MARION
	By:	Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)