Form 10-K
period 2023-03-31
EPLUS INC
filed 2023-05-25
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2022, was $1,091,738,162. The outstanding number of shares of common stock of ePlus as of May 22, 2023, was 26,827,465.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

•	the possibility of a reduction of vendor incentives provided to us;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or failure to integrate a completed acquisition our earnings may be affected;
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

•	a natural disaster or other adverse event at one of our primary configuration centers, data center, or a third-party provider location could negatively impact our business;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;

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

•	our ability to perform professional and managed services competently;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or response to, legislation and regulatory matters;
•	domestic and international economic regulations uncertainty (e.g., tariffs, sanctions, and trade agreements);
•	our contracts may not be adequate to protect us, we are subject to audit which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•	our ability to maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace;
•	fluctuations in foreign currency exchange rates may impact our results of operation and financial position; and
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

OUR BUSINESS

We are a leading provider of technology solutions across the spectrum spanning security, cloud, data center, networking, collaboration, artificial intelligence, and emerging solutions, to domestic and foreign organizations across all industry segments.

Our solutions are comprised of world class leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Deepwatch, Dell EMC, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We possess top-level engineering certifications with a broad range of leading IT technologies that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Underpinning the broader areas of cloud, security, networking, data center and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies.

We also provide consulting, professional, and managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, data center, collaboration, and emerging technologies.

For over 30 years, we have also offered a wide portfolio of technology and other capital asset financing solutions to customers across commercial and government enterprises, designing programs that are tailored to fit their unique processes, structures, and requirements. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled ePlus to remain a trusted advisor for our customers.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay at the forefront of technology trends. Our cloud/hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets. These solutions have expanded to include private marketplace experiences to our customers to support platforms such as those on AWS marketplace.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. For the year ended March 31, 2023, the percentage of revenue by customer end market within our technology segment includes 26% for the telecommunications, media and entertainment industry, 20% for the technology industry, 14% for healthcare, 14% for state and local government, and educational institutions (“SLED”), and 8% for financial services. Sales to Verizon Communications Inc. represented 22%, 24%, and 19% of our net sales for the years ended March 31, 2023, 2022, and 2021, respectively. We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology segment accounted for 97% of our net sales, and 84% of our operating income, while our financing segment accounted for 3% of our net sales, and 16% of our operating income for the year ended March 31, 2023.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We have identified and focused on several specific trends that we believe will create higher growth in the broader US IT market:

MULTI-CLOUD STRATEGY

Over the past several years, public, private and hybrid cloud architectures and cloud-enabled frameworks have become a core foundation of modern IT. Our strategy is to assist our customers in aligning cloud strategy with business objectives, creating an enterprise cloud foundation, enabling multi-cloud capabilities, accelerating cloud migrations, modernizing the datacenter, and optimizing cloud deployments for cost and security. We focus on being a guide to customers on their Journey to Modernization of applications, data, and platforms. This strategy leverages our strength in deploying private clouds, extending them to public cloud and incorporating the necessary elements of networking, security, and automation. By understanding our customers’ environment, applications, and business requirements, we deploy solutions that leverage the most appropriate technology on the most appropriate platform with the most appropriate consumption model. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with DevOps, application refactoring, and analytics. Our cloud strategy is tightly aligned with all of our key strategic initiatives, including data center, security, networking, collaboration, and emerging technology.

INCREASING SOPHISTICATION AND INCIDENCES OF IT SECURITY BREACHES AND CYBERATTACKS

Over the last decade, cyberattacks have become more sophisticated, numerous, and invasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets and business operations from a constant stream of advanced threats. Cyber threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. Additional drivers include data privacy concerns of both user data and machine data as companies continue to pursue digital transformation via data science and analytics. We believe our customers are focused on maturing all aspects of cybersecurity, including information and physical security, data protection, threat management and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must identify their risks, select and implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks while ensuring a data-centric security model that is scalable to meet today’s digital demands on premise, at the edge and in the cloud. Our ability to provide value-added and expert services to our customers in these areas helps us to create greater value for the customer via a security posture that extends across all digital technologies within an organization. The complex nature of security controls and their consumption opens opportunities for ePlus to engage in recurring subscription models with our customers that include both technology and the operational services designed and executed to help mitigate risk and mature an organization’s cybersecurity posture.

DISRUPTIVE TECHNOLOGIES ARE CREATING COMPLEXITY AND CHALLENGES FOR CUSTOMERS AND VENDORS

The rapid evolution of disruptive technologies, and the speed by which they impact organizations’ IT platforms, has made it difficult for customers to effectively design, procure, implement, and manage their own IT systems. Disruption also increases the likelihood of security gaps leaving organizations vulnerable to attacks both internally and externally. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and faster time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient, and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement complex IT offerings, including managed services, security architecture, software-defined infrastructure, cloud platforms, converged and hyper-converged infrastructures, big data analytics, and data protection.

CUSTOMER IT DECISION-MAKING IS SHIFTING FROM IT DEPARTMENTS TO LINE-OF-BUSINESS PERSONNEL

As IT consumption shifts from legacy, on-premise infrastructure purchased upfront to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill customer needs. Many of these service delivery models are beginning to transition to recurring annuity revenue streams payable over time, rather than upfront revenue. Our partners are also evolving by developing more annuity models through subscription and consumption-based models operating both on-premise and in the cloud, which further enables our offerings.

LACK OF SUFFICIENT INTERNAL IT RESOURCES AT MID-SIZED AND LARGE ENTERPRISES, AND SCARCITY OF IT PERSONNEL IN CERTAIN HIGH-DEMAND DISCIPLINES

We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver business outcomes that rely on emerging technologies but lack the professionally trained staff and the ability to hire personnel with high in-demand disciplines such as security, solution architecture and data analytics. At the same time the prevalence of security threats, increased use of cloud platforms, software-defined networking, new architectures, rapid software development frameworks, the proliferation of mobile devices, dispersed workforces, employees working from anywhere, bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions have made it difficult for IT departments to implement high-quality IT solutions.

REDUCTION IN THE NUMBER OF IT SOLUTIONS PROVIDERS

We believe that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are selecting IT solutions providers that can deliver complex multi-vendor IT solutions. Vendor and tooling consolidation is also trending whereby solutions providers can bundle and enhance the value of offerings while simplifying technology footprints.

INCREASING NEED FOR THIRD-PARTY SERVICES

We believe that customers are relying on third-party service providers, such as ePlus, to manage significant aspects of their IT environment, from design, implementation, pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.

COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles, and the entry of new competitors. Additionally, the market is subject to disruption from consolidation of existing market participants that will create larger competitors, by the introduction of disruptive technologies, and by other activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including vendors, consulting firms, international, national, and regional resellers, and service providers. Some of our competitors are direct marketers with little value-add and sell products as commodities, which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the policies of such vendors. Some Original Equipment Manufacturers (OEMs) are building and launching their own adoption and managed services to better ensure customer satisfaction and retainment. We face indirect competition from potential customers’ reluctance to move away from legacy systems, processes, and solutions providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model has continued to shift from an upfront sale to a recurring revenue model.

The leasing and financing markets are also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors’ captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers. The competitors have access to more capital to fund more originations than we do and may be better able to adapt to a rapidly changing interest rate environment.

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

OUR SOLUTIONS

TECHNOLOGY SEGMENT

We provide a range of IT products and advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. Our technology segment’s products, solutions and services include the following:

Product Revenue:

•
IT sales consists of hardware, perpetual and subscription software, maintenance, software assurance, and internally provided and outsourced services. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and the majority of our sales are derived from integrated solutions involving our customers’ data center, cloud, network, security, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, which authorizes us to market their products and enables us to provide advanced professional and managed services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort.

Managed Services:

•
Managed services proactively monitor and manage a broad range of technologies on-premises and in the cloud with services such as managed infrastructure, service desk, Managed Power Protection, and first call lifecycle support (i.e., eLSS), to ensure support of a broad cross-section of technologies spanning multiple Original Equipment Manufacturer (OEM) solutions. These solutions are built in a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on an ITIL Framework with SOC 1 Type 2, SOC 2 Type 2, and HIPAA accreditation based. We also provide ePlus® Automated Virtual Assistant (AVA) for Collaboration Spaces. ePlus AVATM uses robotic process automation accompanied by ePlus Managed Services to present an exceptional experience for users in video-enabled conference rooms and workspaces.

•	Service desk provides outsourced functions including, but not limited to, server and desktop support to respond to our customers’ business demands while minimizing overhead.

•
Storage-as-a-Service is a solution powered by Pure Storage Evergreen//One that provides customers with on-premises storage in a consumption-based model with on-demand burst capacity, backed by Service Level Agreements (SLAs), and ePlus expert Enhanced Maintenance Support (EMS). This allows customers to consume storage in a cloud-like model in their data center in a time of uncertainty of what upcoming capacity needs will be due to ongoing cloud migrations.

•
Cloud Hosted Services provide cloud-hosted offerings including Cloud Managed Backup and Cloud Disaster Recovery. These data protection offerings, delivered under SOC 2 Type 2 and HIPAA frameworks, are focused on delivering confidence to our customers in their ability to rapidly recover when incidents such as ransomware occur.

•
Cloud Managed Services are focused on helping our customers consume public cloud in a way that reduces time-to-market for new applications, lowers their ongoing cloud costs, and increases security. By taking day-to-day cloud management off their hands, our clients can focus on the applications that drive their business.

•
Managed Security Services help customers strengthen their information security profile with industry-leading tools, technology, and expertise - often at a fraction of the cost of in-house security resources. Services include Security Operations Center (SOC), Vulnerability Management, Managed Detection and Response (MDR), and Incident Response (IR).

Professional Services:

•
Professional services focus on cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, and virtual desktop infrastructure, supported by security and managed services solutions.

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

•	Security solutions help safeguard our customers’ business and information assets, including:

o
Governance, Risk, and Compliance (GRC) services help ensure customers are meeting governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls - thereby allowing customers to effectively identify, assess, and mitigate risk.

o
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

We offer enhanced financing solutions, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services at every step in the process, including:

•	Front-end processing, such as procurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment.

•	Lifecycle and asset ownership services, including asset management, change management, and property tax filing.

•	End-of-life services such as equipment audit, removal, and disposal.

OUR COMPETITIVE STRENGTHS

BROAD SKILL SETS THAT CAN SCALE TO SUPPORT LARGE ADDRESSABLE MARKET

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

BROAD AND DIVERSE CUSTOMER BASE ACROSS A WIDE RANGE OF END MARKETS

We have a broad and diverse customer base of 4,300 customers across a wide range of end-markets, including education, financial services, healthcare, media and entertainment, state and local government, technology, and telecommunications.

DIFFERENTIATED BUSINESS MODEL SERVING ENTIRE IT LIFECYCLE – PROCUREMENT, SOLUTIONS, SERVICES, SOFTWARE, FINANCING

We believe we are a trusted IT advisor to our customers, delivering differentiated products and services to enable our customers to meet increasingly complex IT requirements. We can provide complete, turn-key solutions aligned to the entire IT lifecycle – procurement, products, services, software, and financing. We provide upfront assessments, design and configuration capabilities, installation and implementation, and ongoing services to support our customers’ solutions.

DEEP EXPERTISE IN ADVANCED TECHNOLOGY TO ADDRESS CLOUD, SECURITY, SOFTWARE DEFINED NETWORKING, WIFI/5G, AND OTHER EMERGING IT TRENDS

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors that we leverage to help our customers achieve positive business outcomes. Across our company, we have more than 700 employees that collectively hold over 5,500 certifications, including over 3,300 technical certifications. Our highly skilled, experienced personnel include account executives, pre-sales and inside-sales staff trained on our broad solutions capabilities and category-focused subject-matter experts. We have over 1,600 unique certification titles, with a heavy concentration in our top vendor partners.

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

STRATEGIC INVESTMENTS IN EXPERIENCED CYBERSECURITY PRACTITIONERS TO GUIDE CUSTOMERS RISK MITIGATION STRATEGIES

We believe our organizational structure and resources in both security advisory services and technology teams best enable our consulting teams to deliver clear business outcomes for our customers looking to identify and mitigate risk to their organizations. While developing threats, new regulations and cyber liability insurance premiums continue to increase, putting pressure on stake holders and stockholders, we continue to invest in our service delivery capabilities and align with industry leading cybersecurity OEMs to help ensure our customers are accelerating their security programs and leveraging the latest capabilities to harden defenses and ensure preparedness against threats to their business.

PROVEN TRACK RECORD OF SUCCESSFULLY INTEGRATING ACQUISITIONS AND ACCELERATING GROWTH

We view acquisitions as a crucial factor in our strategic growth plan. Since 1997, we have successfully integrated nearly 30 acquisitions. Most recently, we have been active in tuck-in acquisitions to broaden our product offerings, sector reach, and geographic footprint.

We generally integrate acquired firms into the ePlus platform immediately, which allows us to maintain customer and vendor relationships, retain key employees from acquired firms, and accelerate growth.

We continue to review new acquisition opportunities to expand our global footprint and expand our offerings.

FINANCIAL PERFORMANCE CHARACTERIZED BY GROWTH AND PROFITABILITY

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 10.8% on net sales and 11.9% for consolidated gross profit, respectively, from fiscal year 2019 to fiscal year 2023.

Through our organic expansion and acquisitions, we have increased our employee count by 14.1% from March 31, 2019, to March 31, 2023. The increase in our employee base has largely been in customer facing roles, which represented 81.6% of the total increase in headcount over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

GROWTH STRATEGY

Our goal is to continue to grow as a leading provider of technology solutions. The key elements of our strategy include the following:

BE OUR CUSTOMERS’ PARTNER OF CHOICE FOR COMPREHENSIVE IT AND LIFECYCLE SOLUTIONS, INCLUDING CONSULTING, MANAGED AND PROFESSIONAL SERVICES, AND FINANCING

We seek to become the primary provider of IT solutions and flexible financing solutions for each of our customers, whether on-premise, cloud, hybrid or as a service provider. We strive to provide excellent customer service, pricing, availability, and advanced professional and managed services in an efficient manner. We believe the increasing complexity of the IT ecosystem and the emergence of new technologies, vendors, licensing, and service options are factors that will lead to a growing demand from existing customers. We have many experienced pre-sales engineers who engage with customers about the most advanced technologies. Our account executives are trained on our broad solutions capabilities with access to many category-focused subject-matter experts, which allow them to sell in a consultative business outcome-based manner that increases the likelihood of cross-selling our solutions. Our account executives are supported by experienced and professional inside sales representatives. Our Customer Experience (CX) lifecycle organization helps customers maximize the benefit of their purchases and to cultivate trusting long-term relationships that yield greater agility, better outcomes, faster ROI, and stronger resiliency. We believe that our bundled offerings are an important differentiating factor from our competitors.

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

Our managed services portfolio expanded this year to include Azure, VMware Cloud on AWS, and Automated Virtual Assistant (AVA) for collaboration in addition to our offerings for Managed SDWAN, Service Desk, Carrier Expense Management, Cloud Cost Optimization, Vulnerability Management as a Service (VMaas), Managed Unified Communication Manager (UCM), Hyperflex, Nutanix, WebEx Calling, WebEx Contact Center, and numerous other managed infrastructure offerings. We continue to increase our breadth and depth of engineering expertise through the integration of recent acquisitions, supplementing our Cisco service offerings, expanding our NetApp and Palo Alto Enhanced Maintenance Support (EMS) portfolio, and adding support for additional market leading security solutions. Our Managed Services portfolio continues to be enhanced so that ePlus annuity-based service solutions are represented within a single service management platform to enhance customer experience. Likewise, we have increased automation of Service Level Target reporting to ensure remediation and response are top-of-mind.

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

RECRUIT, RETAIN, AND DEVELOP EMPLOYEES

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to hire experienced sales representatives and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and enhance our technical skill base through strategic acquisitions. Once recruited, we believe that our culture, competitive performance-based compensation, policies, and labor practices contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. During our previous fiscal year, our stockholders approved an employee stock purchase program (ESPP) pursuant to which our employees may purchase our common stock at a discount.

IMPROVE OPERATIONAL EFFICIENCIES

We continue to invest in our internal technology infrastructure and software platforms to scale our infrastructure for growth, while optimizing our operations and engaging in process re-engineering efforts to become more streamlined and cost effective.

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

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired a majority of our customers through the efforts of our direct sales force and acquisitions. We market to different areas within a customer’s organization, including business units as well as the IT department, lines of business, or finance department, depending on the solutions.

As of March 31, 2023, our sales force consisted of 644 sales, marketing and sales support personnel organized regionally across the US, UK, India, and Singapore.

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

For example, we currently have patents in the US. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

In the US, our registered trademarks include e+®, ePlus®, OneSource®, Where Technology Means More® and GRIT: Girls Re-Imagining Tomorrow®. We also have registered IGXGlobal®, and IGXGlobal an ePlus Technology, inc. Company® and certain variations thereon in the UK and the EU. We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We have over 20 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials. We believe our trademarks and copyrights have significant value and are an important factor in the marketing of our products.

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

FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We do not purchase inventory as stock. We purchase inventory at our customer’s request to order products usually from a purchase order from our customer. In addition, we have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ locations, which assists us in reducing inventory and minimizing shipping costs. For the year ended March 31, 2023, our three largest distributors accounted for over 20% of our purchases related to our technology segment net sales. Ingram Micro, Arrow Electronics, and TD SYNNEX are our largest distributors.

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

BACKLOG

We rely on our vendors or distributors to fulfill a large majority of our shipments to our customers. As of March 31, 2023, our technology segment recorded customer commitments to purchase products or services that remain open until either executed or canceled (“open orders”) of $878.3 million and deferred revenue of $160.9 million. As of March 31, 2022, we had open orders of $973.0 million and deferred revenues of $116.9 million. We expect that most of the open orders as of March 31, 2023, will be recognized within the next 12 months. Our backlog has decreased year over year due to some improvement in the supply chain. A worldwide shortage of certain IT products is resulting from, among other things, shortages in semiconductors and other product components. Like others within our industry, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, our having to carry more inventory for longer periods, the costs of products, vendor return and cancellation policies, and our ability to meet customer demands.

HUMAN CAPITAL

Our employees are an important resource for us, and their collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2023, we employed a total of 1,754 employees, including 1,702 in the US, 28 in India, 22 in the UK, and 2 in Singapore. We believe we have a good relationship with our employees. More than one-third of our employees have a tenure of six or more years, and over 20% have a tenure of more than 10 years. None of our employees are represented by a labor union.

OUR CULTURE

We are dedicated to fostering, cultivating, and preserving a culture that represents diversity, enables inclusion, and makes our employees feel comfortable bringing their full, unique selves to work. This includes providing a workplace free of unlawful harassment or discrimination based on race, color, religion/religious creed, sex (including pregnancy, childbirth, or related medical conditions), gender, gender expression, gender identity, transgender, sexual orientation, national origin (including ancestry), age, marital status (including same-sex marriages), genetic information/predisposition/carrier status, physical or mental disability or medical condition, military/veteran status, or any other legally protected characteristic. Through our policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners with respect and equality for all persons consistent with our “Be Safe, Be Smart, and Be Kind” motto.

Corporate social responsibility is also an important part of our culture, and we focus efforts around supporting the communities in which we live and work. A sample of our efforts include participating in One Tree Planted, Habitat for Humanity, Tech in Pink (which raises money to support the Breast Cancer Research Foundation) and Be the Match. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow® in partnership with Cisco Systems, Inc. GRIT introduces diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cybersecurity and artificial intelligence. Students have opportunities to learn about the many possibilities in technology-focused companies and participate in hands-on technology-focused learning with top industry representatives and community mentors. In 2023, GRIT kicked off a new program year at eight schools across the country, with more than 90 students participating. Since its inception, GRIT has graduated over 300 participants and continues to grow each year.

FUNCTIONAL AREAS OF OUR EMPLOYEE BASE

The functional areas of our employees are as follows:

	As of March 31,
	2023	2022	Change
Sales and marketing	644	588	56
Professional services	750	666	84
Administration	354	317	37
Executive management	6	6	-
	1,754	1,577	177

ATTRACTING TALENT

While we operate in a competitive labor environment, we believe that that our culture, policies and labor practices, and our competitive performance-based compensation contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being, and at the request of our employees, in 2022 we adopted an Employee Stock Purchase Plan.  We have continued the flexible work from home strategy we adopted during the COVID-19 pandemic, and we anticipate evolving to varied hybrid models for the future of work.

TRAINING AND DEVELOPMENT

As our employees are a crucial resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. New employees are assigned approximately 30 short training videos during their first eight months of employment, covering soft skills, compliance, and our specific business. All employees have access to ePlus University, which offers thousands of on-demand courses, from business and technical skills to leadership to compliance. We also provide live and recorded presentations from numerous in-house leaders and experts in a variety of topics, as well as in-person workshops on management skills and leadership. All employees are supported in, and expected to, remain current in the knowledge areas relevant to their position.

We recognize our employee successes in many ways. We award top performers in our sales and services departments with awards and gifts, including a “President’s Club” trip. We also promote employee engagement and recognition through our ePlus Recognition platform where employees can announce and/or thank other employees for their efforts and receive awards. In addition, we recognize support staff with our annual Executive Choice Awards, and we recognize employees who perform an exceptional act of community service with our CEO Degrees of Excellence award. In addition, we have developed career paths for most functional areas to illustrate the many career paths within ePlus.

SECURITIES AND EXCHANGE COMMISSION (“SEC”) REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC, are available free of charge through our Internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The SEC maintains an Internet site that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents on or accessible through these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Many factors could adversely affect our business, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.

RISKS SPECIFIC TO OUR BUSINESS

If we lost one or more of our large volume customers, our earnings may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of our larger customers, the failure of such customers to pay amounts due to us, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on our business, financial position, results of operations and cash flows. As of March 31, 2023, and 2022, our accounts receivable-trade balance included approximately 13% and 14%, respectively, concentration of invoices due from Verizon Communications Inc.

Supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling customer orders, completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results.

We depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. At present, there is a worldwide shortage of certain IT products resulting from shortages in semiconductors and other components of those products. Like others in the industry, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times and the predictability of lead times for delivery of products, the cost of products, and our ability to meet customer demands. As a result of longer lead times, some sales to customers have been deferred and we are carrying more inventory which may result in higher warehouse and interest expenses. Delays in product shipments may delay the completion of related services as well. We believe extended lead times will likely persist through at least the end of the calendar year. As a result, we may be at risk for customers’ cancelling orders due to delays and we may not be able to cancel our order correspondingly with the supplier. If we are unable to mitigate these disruptions, our financial results may be adversely impacted.

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

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. We are currently experiencing a competitive labor market not only for our sales, marketing, and engineering roles, but for all of our roles including support and administrative positions, and as such are experiencing wage increases. New laws requiring public posting of compensation information may also contribute to wage increases. If we are unable to pass these increases to our customers, our financial results may be adversely affected. We provide certain professional and managed services under fixed price contracts. If we fail to accurately estimate our costs, including due to wage or other inflation, the profitability of our contracts may be adversely affected. Wage inflation may adversely impact our ability to hire and retain personnel, which may impact our ability to obtain and serve our customers.

Additionally, the loss of senior leaders or the failure to successfully implement a succession plan could adversely affect our ability to manage operations and execute strategies.

In addition, changes to immigration laws may impact our ability to hire or retain talent. Changes in laws relating to non-compete and non-solicitation agreements make it difficult to manage hiring and retention. In some cases, our competitors have required their employees to agree to non-compete and/or non-solicitation agreements as part of their employment, and in some cases, we may not be able to enforce similar restrictions. Both scenarios present challenges and costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering teams.

Breaches of data security and the failure to protect our information technology systems and confidential information from cybersecurity threats, our ability to maintain compliance with data privacy laws and regulations, or misuse of our customers’ or employees’ information could adversely impact our business.

Our business involves the storage and/or transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers, and others. In addition, we rely on our vendors that provide goods and services to us to maintain appropriate security measures in place to protect our operations. Also, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also may have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies emerge, and the portfolio of the service providers with whom we share confidential information grows, we could be exposed to increased risk of breaches in data security and other illegal or fraudulent acts, including ransomware attacks and other types of cyberattacks. The evolving nature of such threats, considering new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering, and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

As a high percentage of our employees work from home more often than in our offices, we are highly reliant on the availability and functionality of our information systems to enable our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cybersecurity attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, as well as the home offices of our vendors’ and customers’ employees, power failures, or failures of off-premise software such as SaaS based software, our business and financial results may be adversely impacted.

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

Third parties, such as hackers, could circumvent or sabotage the security practices and products used in our product and service offerings, and/or the security practices or products used in our internal IT systems, which could result in disclosure of sensitive or personal information, unauthorized procurement, or other business interruptions that could damage our reputation and disrupt our business, as well as that of our customers. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

Advances in computer capabilities, new discoveries in the field of cryptography or quantum computing, or other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party that can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the impact and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

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

Our financing and technology segments require sufficient amounts of debt or equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, including by the federal government’s actual or attempted termination for convenience or other contract termination, we may find it difficult to continue to obtain the required capital for our business, and our operating results and financial condition may be harmed. The current banking environment, particularly in the technology sector, is under regulatory and consumer scrutiny in the wake of recent bank failures such as Silicon Valley Bank, which may make it more difficult for us to obtain required capital and on desirable terms. In addition to the impact on our ability to attract capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, operating results, and financial condition.

Many of our customers may be susceptible to economic slowdowns or recessions and may be unable to pay for their purchases or repay the leases or notes receivable to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net earnings, and assets in our financing segment. Unfavorable economic conditions including inflation and/or an increase in interest rates also could increase our financing segment’s funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

The terms of our Credit Facility or lines of credit with our vendors or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology segment, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC and its agents or (“WFCDF”). This facility provides short-term capital for our technology segment. There are two components of the WFCDF credit facility (collectively, the “WFCDF Credit Facility”): (1) a floor plan facility and (2) a revolving credit facility. As of March 31, 2023, the facility agreement had an aggregate limit of the two components of $500 million, together with a sublimit for a revolving credit facility for up to $200 million.

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

An economic downturn or recession may negatively impact WFCDF’s or its agents’ willingness to extend credit to us at the current credit limit or an increase in credit limit thus restricting our working capital. We also have lines of credit with our vendors for the purchase of goods and services for resale or internal use. The loss or decrease of our working capital facility or lines of credit with our vendors may have a material adverse effect on our business, results of operations and financial condition.

We rely on a small number of key vendors in our supply chain, and do not have long-term supply or guaranteed price agreements or assurance of inventory availability with our vendors.

A substantial portion of our revenue within our technology segment depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 40%, 39%, and 36% of our technology segment net sales for the years ended March 31, 2023, 2022, and 2021, respectively. Products manufactured by NetApp, Hewlett Packard Enterprise, HP Inc., Juniper Networks, Dell/EMC, and Arista Networks, collectively represented approximately 23% - 25% of technology segment net sales for the last three years. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, changes to or the addition of trade laws, duties or tariffs, currency fluctuations, significant labor disputes such as strikes, natural disasters, political or social unrest, international conflicts, such as Russia’s invasion of Ukraine, pandemics, other public health crises, or other adverse events affecting any aspect of our vendors’ business, could disrupt our supply chain. We are experiencing product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. In addition, we are experiencing price increases from our suppliers as a result of an inflationary environment. Our intention is to pass along the price increases to our customers but that may not be possible for all cost increases. Some manufacturers and suppliers have instituted policies to disallow order cancellations. We may be at risk if a customer cancels an order with us, and we cannot cancel our corresponding order with the supplier.

As we do not stock inventory that is not related to an order we have received from our customers, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis.

The loss of a key vendor or changes in its policies could adversely impact our financial results. Alleged or actual violations of a contract that results in either the termination of our ability to sell the product or a decrease in our certification level with the vendor could adversely impact our financial results. In addition, a reduction in the trade credit lines or the favorable terms granted to us by our vendors and financial partners could increase our need for, and cost of, working capital and have a material adverse effect on our business, results of operations and financial condition.

We depend on third-party companies to perform certain of our obligations to our customers, which if not performed adequately could cause significant disruption to our business.

We rely on arrangements with third parties to perform certain professional services, staffing services, managed services, maintenance, warranties, configuration services, and other services for our customers. If these third-parties do not perform these services in accordance with the terms of our agreement and of a professional standard customary for the services, or if they cause disruption of, or security weaknesses in, our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer relationships, our brand, and our reputation, and our results of operations or cash flows could be affected. In addition, the acquisition of third-party companies that we are relying upon to perform certain of our customer obligations, by our competitors may impact our revenue.

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

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our propriety software, and financing, we expect to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, create solutions which may integrate evolving vendor products and services, as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design, and fulfillment services, and we may lack the skills or personnel to execute. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduced revenue and financial performance.

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

In our financing segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we finance or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large or regional financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates to increase market share. Historically, our financing segment is very transaction-based and has had volatility in its results of operations primarily due to large transaction gains derived from large transactions with system integrators where the federal government is the end user, and customer-driven events such as early buyouts or terminations. These transactions are unpredictable and often outsized. There is no guarantee that we will continue to originate large transaction gains or that customers will drive large post contract earnings in the future. In addition, customers may decrease demand for leasing as a result of the adoption of Codification Topic 842, Leases (“Codification Topic 842”) which requires certain transactions be recorded on balance sheet.

We may not have adequately designed or maintained our IT platforms for internal use or solutions we offer to our customers or have adequate or competent IT personnel to support our business.

We depend heavily upon the accuracy and reliability of our information, telecommunication, cybersecurity, and other platforms which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. We may not properly select or implement software which may result in the lack of data integrity within or between systems, increase our costs or impair our control environment or may lead to other negative impacts on our business or results. We may need to implement new software, or make changes to existing software and processes, to be compliant with rapidly evolving data privacy laws, which may incur costs and impact data integrity. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

Our managed services business requires us to monitor our customers’ devices on their networks across varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims. In addition, we rely on our managed services personnel to perform this monitoring service. Illness or insufficient staffing, or improper training, performance, or supervision may negatively affect the services we provide our customers resulting in decreased revenue and the potential for litigation.

Products as complex as those used to provide our solutions or cloud automation solutions can contain unknown and undetected errors, performance problems, or use open-source code. We may have serious defects following introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future and certain errors we consider to be minor may be serious to our customers.

Our products, or automation solutions, may be inadvertently harmed, such as during a product integration or upgrade, or may be circumvented or sabotaged by third parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity to our proprietary solutions because of a power loss at our data center, interruption in internet availability, or defects in our solutions. This could result in lost revenues, delays in customer acceptance, security breaches, and unforeseen liabilities that could be detrimental to our reputation and to our business.

We rely on the competency of our internal IT personnel. Our failure to hire, develop, retain, and supervise competent IT personnel to secure our data, as well as design and maintain resilient technology systems including our data and voice networks, infrastructure, and applications, could significantly interrupt our business causing a negative impact on our results.

If we fail to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or fail to integrate a completed acquisition our earnings may be affected.

Mergers and acquisitions are significant factors in our growth strategy. If we fail to identify businesses available for purchase or at an acceptable valuation, our growth strategy may be negatively affected and, as such, may negatively affect our results of operations.

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge particularly as the current remote work environment requires at least some tasks be completed remotely, and integration may divert management’s attention from other business concerns, and there is no assurance that we will be able to manage the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our earnings and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural or business environment issues, or that may not have adequate internal controls as may be required by law.

If we acquire a company that does not fit culturally, strategically, or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations, or cash flows. The unpredictability of the economy, order backlogs, and inflation will also make it difficult to properly value or anticipate the future success of acquisition targets and impact our overall growth strategy.

Our results of operations are subject to fluctuations in foreign currency.

We have several foreign subsidiaries and conduct business in various countries and currencies. As result of these foreign operations, we have exposure to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the functional currencies of our subsidiaries could cause fluctuations in our results of operations. However, our operations in foreign countries are insignificant. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

A natural disaster or other adverse event at one of our primary configuration centers, data center, or a third-party provider location could negatively impact our business.

We have configuration centers and data centers in the US and third-party providers in the UK and Netherlands. The configuration centers contain inventory owned by us and our customers, which serve as distribution centers for orders we do not drop ship directly to the customer. We perform services in those configuration centers such as product configuration services, and warehouse and logistics services. If the configuration centers or surrounding infrastructure were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service or the loss of inventory at that location and may not enable us to meet all of the needs of our customers and would cause us to incur incremental operating costs. In addition, we operate in facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

Actual or anticipated epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ and suppliers’ financial condition and the operations of our business.

Our business could be materially and adversely affected by the impact of any epidemic, pandemic, outbreak, or other public health crisis. The risk of any epidemic, pandemic, outbreak or other public health crisis could cause customers to delay or cancel orders and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products and services to our customers. Quarantines or other cancellations of public events as well as governmental containment actions could also adversely affect our customers’ financial condition, resulting in reduced spending for the products and services we sell or uncollectible accounts receivable, leases or notes receivable or our customers’ ability to receive goods we ship to their locations. Moreover, any epidemic, pandemic, outbreak, or other public health crisis could adversely affect our ability to adequately staff and manage our businesses. Risks or regulations related to an epidemic, pandemic, or other health crisis may continue to lead to the complete or partial closure of one or more of our offices or configuration centers or the operations of our customers or our sourcing partners. Office closures of our customers may reduce our ability to provide onsite professional services and staffing.

Our earnings may fluctuate, which could adversely affect the price of our common stock.

Our earnings are susceptible to fluctuations for several reasons, including, but not limited to, variability in the timing of large transactions in our technology and financing segments, product constraints, inflation, and the risk factors discussed herein. In addition, our cost structure is based, in part, on expected sales and gross profit. Therefore, if we experience any unexpected sales or gross profit shortfall for any reason, we may not be able to adjust our cost structure rapidly which could have an adverse effect on our business, results of operations or cash flows. In the event our sales or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the impairment is realized. As of March 31, 2023, we had a carrying value of goodwill and other intangible assets of $136.1 million and $25.0 million, respectively.

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

A decrease in the market value of leased equipment at a rate greater than the rate we projected, whether due to rapid technological or economic obsolescence, excessive or unusual wear and tear on the equipment, or other factors, would adversely affect the recoverability of the estimated residual values of such equipment. Further, certain equipment residual values are dependent on the vendor’s warranties, reputation, rules regarding relicensing of software to operate the equipment, and other factors, including market liquidity. In addition, we may not realize the full market value of equipment if we need to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

Our results of operations are largely dependent upon the state of the economy. Global economic weakness, inflation, rising cost and interest rates, and other economic uncertainties may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US. Actions taken by central banks to counter inflation or weakness in the global banking industry, sustained uncertainty about global political conditions, periods of intense diplomatic or armed conflict (such as the ongoing conflict between Russia and Ukraine and responsive sanctions against Russia), government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, or rising interest rates, could cause our customers and potential customers to postpone or reduce spending on technology products or services which could have an adverse effect on our business, results of operations or cash flows.

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

We rely on lenders to fund financing transactions we originate with our customers. Loss of any lender or group of lenders may significantly impact our ability to originate financing transactions, which may negatively impact our financial condition. In addition, our lenders may no longer be willing to provide funding under our current terms and conditions and may demand updated terms and conditions that negatively impact our ability to consummate a financing transaction with our customers. The current banking environment, particularly in the technology sector, is under regulatory and consumer scrutiny in the wake of recent bank failures such as Silicon Valley Bank, which may make it more difficult for us to obtain required capital and on desirable terms. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees, or lessees in certain market segments that may experience headwinds. Changes in interest rates, the federal government’s early termination of contracts, or other factors may make it more difficult or impossible for us to find or maintain lenders needed for us to profitably finance leasing solutions where the government is the end-user, which may have an adverse effect on our business, results of operations or cash flows.

Changes in the IT industry, customers’ usage, or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services we sell as well as financing.

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, PaaS, software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin, or on a ratable basis. Over the past several years, we have seen a significant increase in gross billings recorded on a net basis and a ratable basis due to the industry shift to ‘as a service’ offerings. In addition, these ‘as a service’ offerings that are billed over time decrease the demand for financing these types of transactions and do not provide post contract revenue opportunities due to the intangible nature of the offering as well as similar other software offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for, or supply of, such products could have a material adverse effect on our results of operations.

We depend on continued innovations in hardware, software, and service offerings by our vendors, as well as the competitiveness of their offerings and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software, and service offerings, such as cloud-based solutions, including IaaS, SaaS, and PaaS. We depend on innovations in hardware, software, and service offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell could have an adverse effect on our business, results of operations or cash flows.

In addition, if we are unable to keep up with changes in technology and new hardware, software, and service offerings––for example by not providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers––our business, results of operations or cash flows could be adversely affected.

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

Our operations are subject to numerous US and foreign laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, patent and copyright, tax, import and export requirements, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. We are also subject to a vast number of pending laws, such as state privacy laws, and securities laws such as the SEC’s proposed rules on climate-related disclosures and proposed amended rules on cybersecurity risk management. Compliance with these laws, regulations, and similar requirements may be onerous and expensive. The laws and regulations may be inconsistent from jurisdiction to jurisdiction and may be repeatedly and unpredictably modified or rescinded by legislative bodies, regulatory agencies, and/or courts, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that our employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures. Additionally, as our customers and vendors implement policies and processes for their own compliance with current, anticipated, and pending laws and regulations, they may impose requirements on us, which we may not be able to timely and cost-effectively fulfill.

We may not adequately protect ourselves through our contract vehicles, or our insurance policies may not be adequate to address potential losses or claims.

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. In addition, order cancellations by our customers may result from product constraints, or other economic concerns. While we may mitigate risk through our contracts, if orders are cancelled by our customers, we may have an increased risk of dispute resulting in non-payment. Such disputes may be complicated by novel legal arguments relating to contract enforceability, such as the application of force majeure, impossibility or impracticability of performance, and frustration of purpose. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are subject to such claims and the cost of defending such claims due to the nature of our business.

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

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings, if any. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their holdings in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2023, we leased a total of 326 thousand square feet of office and warehouse space across 20 properties, primarily in the US, that are used in our technology segment and financing segment. Our leases expire at varying dates over the next 10 years. We have certain employees that work at customer sites or from their homes. Additionally, we utilize coworking spaces in certain cities. Our largest office space is our headquarters in Herndon, Virginia. Our lease on this space terminates on December 31, 2024.

We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or replacing leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 10, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On March 31, 2023, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 1, 2023, there were 215 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2023, and 2022. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”), out of funds legally available. Generally, we have retained our earnings for use in the business and to repurchase our common stock. We currently intend to retain future earnings to fund ongoing operations, finance the growth and development of our business and continue to repurchase our common stock. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2023. Please refer to Note 12, “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2023 through January 31, 2023	0	$-	0	1,000,000
February 1, 2023 through February 28, 2023	0	$-	0	1,000,000
March 1, 2023 through March 31, 2023	2,500	$48.65	2,500	997,500
Total	2,500		2,500

(1)	All shares were acquired in open-market purchases.

(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. On March 24, 2022, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (the “financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the related notes included elsewhere in this report.

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

We are an authorized reseller of over 1,500 vendors, which have enabled us to provide our customers with new and evolving IT solutions. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements. Our proprietary software solutions allow our customers to procure, control and automate their IT solutions environment.

BUSINESS TRENDS

We believe the following key business trends are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and global unrest may impact our customers’ willingness to spend on technology and services.

•
A worldwide shortage of certain IT products is resulting from, among other things, shortages in semiconductors and other product components. Like others in the industry, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of products, our having to carry more inventory for longer periods, the cost of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely persist for at least the next few quarters.

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

•
Customers’ top focus areas include security, cloud solutions, hybrid work environments (work from home, work from anywhere, and return to office), as well as digital transformation and modernization. We have developed advisory services, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcome.

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

•
Rapid cloud adoption has led to customer challenges around increasing costs, security concerns, and skillset gaps. These challenges are consistent across all industries and sizes. We have developed a Cloud Managed Services portfolio to address these needs, allowing our clients to focus on driving business outcomes via optimized and secure cloud platforms.

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with US GAAP, as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use Gross billings as an operational metric to assess the volume of transactions within our Technology segment as well as to understand changes in our accounts receivable. We believe Gross billings will aid investors in the same manner.

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our consolidated financial statements, as well as non-GAAP and operational performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results reported under GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

Set forth in footnotes (1) and (2) of the tables that immediately follow this paragraph, we set forth our reasons for using and presenting Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share-diluted in the tables and discussion that follow.

The following table provides our key business metrics (in thousands, except per share amounts):

	Year Ended March 31,
Consolidated	2023	2022	2021

Financial Metrics
Net sales	$2,067,718	$1,821,019	$1,568,323

Gross profit	$517,524	$460,982	$393,554
Gross margin	25.0%	25.3%	25.1%
Operating income margin	8.0%	8.1%	6.8%

Net earnings	$119,356	$105,600	$74,397
Net earnings margin	5.8%	5.8%	4.7%
Net earnings per common share - diluted	$4.48	$3.93	$2.77

Non-GAAP Financial Metrics
Non-GAAP: Net earnings (1)	$133,931	$117,964	$85,567
Non-GAAP: Net earnings per common share - diluted (1)	$5.02	$4.39	$3.19

Adjusted EBITDA (2)	$190,592	$170,004	$128,245
Adjusted EBITDA margin	9.2%	9.3%	8.2%

Technology Segment

Financial Metrics
Net sales	$2,015,245	$1,733,036	$1,507,954

Gross profit	$474,490	$408,153	$346,235
Gross margin	23.5%	23.6%	23.0%

Operating income	$140,110	$109,000	$75,665

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$164,184	$131,353	$97,219

Operational Metric
Gross billings (3)
Data Center / Cloud	$892,308	$828,002	$723,971
Networking	927,319	709,687	590,690
Security	639,416	476,339	418,499
Collaboration	127,027	131,941	91,833
Other	282,748	240,586	236,707
Product gross billings	2,868,818	2,386,555	2,061,700
Service billings	277,070	239,194	210,136
Total gross billings	$3,145,888	$2,625,749	$2,271,836

Financing Segment

Financial Metrics
Net sales	$52,473	$87,983	$60,369

Gross profit	$43,034	$52,829	$47,319

Operating income	$26,052	$38,316	$30,670

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$26,408	$38,651	$31,026

(1)  Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other income (expense), share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2023	2022	2021
GAAP: Earnings before tax	$162,974	$146,884	$106,906
Share based compensation	7,824	7,114	7,167
Acquisition and integration expense	-	-	271
Acquisition related amortization expense	9,411	10,072	9,116
Other (income) expense	3,188	432	(571)
Non-GAAP: Earnings before provision for income taxes	183,397	164,502	122,889

GAAP: Provision for income taxes	43,618	41,284	32,509
Share based compensation	2,104	2,014	2,188
Acquisition and integration expense	-	-	78
Acquisition related amortization expense	2,527	2,803	2,730
Other (income) expense	950	120	(143)
Tax benefit (expense) on restricted stock	267	317	(40)
Non-GAAP: Provision for income taxes	49,466	46,538	37,322

Non-GAAP: Net earnings	$133,931	$117,964	$85,567

	Year Ended March 31,
	2023	2022	2021
GAAP: Net earnings per common share - diluted	$4.48	$3.93	$2.77

Share based compensation	0.21	0.20	0.19
Acquisition and integration expense	-	-	0.01
Acquisition related amortization expense	0.26	0.26	0.24
Other (income) expense	0.08	0.01	(0.02)
Tax benefit (expense) on restricted stock	(0.01)	(0.01)	-
Total non-GAAP adjustments - net of tax	0.54	0.46	0.42

Non-GAAP: Net earnings per common share - diluted	$5.02	$4.39	$3.19

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Year Ended March 31,
Consolidated	2023	2022	2021
Net earnings	$119,356	$105,600	$74,397
Provision for income taxes	43,618	41,284	32,509
Share based compensation	7,824	7,114	7,167
Interest and financing costs	2,897	928	521
Acquisition and integration expense	-	-	271
Depreciation and amortization	13,709	14,646	13,951
Other (income) expense, net	3,188	432	(571)
Adjusted EBITDA	$190,592	$170,004	$128,245

Technology Segment
Operating income	$140,110	$109,000	$75,665
Depreciation and amortization	13,598	14,535	13,839
Share based compensation	7,579	6,890	6,923
Interest and financing costs	2,897	928	521
Acquisition and integration expense	-	-	271
Adjusted EBITDA	$164,184	$131,353	$97,219

Financing Segment
Operating income	$26,052	$38,316	$30,670
Depreciation and amortization	111	111	112
Share based compensation	245	224	244
Adjusted EBITDA	$26,408	$38,651	$31,026

(3)  Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

FINANCIAL SUMMARY

Net sales: Net sales for the year ended March 31, 2023, increased 13.5% to $2,067.7 million, or an increase of $246.7 million compared to $1,821.0 million in the prior fiscal year. The increase in net sales was driven by higher revenues from our technology segment, offset by lower revenues from our financing segment. The increase in sales from the technology segment was due to increases in both product and services sales as a result of higher customer demand. The decline in revenues from our financing segment was due to lower proceeds from early lease buyouts and sales of leased equipment.

Gross billings from our technology segment for the year ended March 31, 2023, increased by 19.8%, or $520.1 million, to $3,145.9 million compared to $2,625.7 million in the prior fiscal year. Gross billings increased year over year at a faster rate than net sales due to a shift in mix to a higher proportion of third-party maintenance, software assurance, subscriptions/SaaS licenses, and services which we recognize revenue on a net basis.

Gross profit: Consolidated gross profit for the year ended March 31, 2023, increased 12.3%, to $517.5 million, compared to $461.0 million in the prior fiscal year due to increased net sales volume. Overall, gross margins were consistent year over year as higher product margins were offset by lower service margins.

Operating expenses: Operating expenses for the year ended March 31, 2023, increased $37.7 million, or 12.0%, to $351.4 million, as compared to $313.7 million in the prior year. Our increase in operating expenses was primarily due to an increase of $23.5 million in salaries and benefits and an increase of $12.2 million in general and administrative expenses. Salaries and benefits increased due to an increase in the number of employees as well as higher variable compensation corresponding to the increase in gross profit. As of March 31, 2023, we had 1,754 employees, an increase of 11.2% from 1,577 as of March 31, 2022.

General and administrative expenses also increased due to the increase in employees, as we had higher software, subscription and maintenance fees and travel and entertainment costs. Travel and entertainment increased due to the return of in person business meetings and events. The other categories of expenses increased from the increase in personnel. We had higher professional service fees, which was partially due to post go-live support for a new software platform within our financing segment.

Provision for credit losses increased $0.8 million primarily due to higher exposure within our financing portfolio. Interest and financing costs increased $2.2 million due to higher outstanding borrowings. Offsetting these increases, was a decrease of $1.0 million in depreciation and amortization.

Operating income: As a result of the foregoing, operating income for the year ended March 31, 2023, increased $18.9 million, or 12.8%, to $166.2 million and operating margin decreased by 10 basis points to 8.0%, as compared to $147.3 million for the year ended March 31, 2022. The increase in operating income was due to increases from our technology segment, which was offset by lower operating income from our financing segment.

Provision for income taxes: Our effective income tax rate for the year ended March 31, 2023, was 26.8% compared to 28.1% in the prior year. The decrease in our effective income tax rate year over year is primarily due to lower than forecasted non-deductible expenses, increased benefits from foreign sales along with favorable state return to provision adjustments.

Net earnings: Consolidated net earnings for the year ended March 31, 2023, increased 13.0% to $119.4 million, as compared to $105.6 million for the year ended March 31, 2022, due to an increase in gross profit, offset by an increase in operating expenses and foreign exchange losses.

Adjusted EBITDA for the year ended March 31, 2023, was $190.6 million, an increase of $20.6 million, or 12.1%, compared to the prior year. Adjusted EBITDA margin for the year ended March 31, 2023, decreased 10 basis points to 9.2%, as compared to the prior year period of 9.3%. The increase in Adjusted EBITDA was due to increases from our technology segment, which was offset by lower Adjusted EBITDA from our financing segment.

Net earnings per common share diluted for the year ended March 31, 2023, increased $0.55, or 14.0%, to $4.48 per share, as compared to $3.93 per share in the prior year. Non-GAAP: Net earnings per common share diluted for the year ended March 31, 2023, increased $0.63, or 14.4%, to $5.02 per share, as compared to $4.39 per share in the prior year.

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

Technology segment revenue generally falls into the following three categories:

•	Product revenue: Revenue generated from the sale of third-party hardware, perpetual and subscription software, maintenance, software assurance, and services.

•
Professional services: Revenue generated from our advanced professional services that are performed under time & materials, fixed fee, or milestone contracts. Professional services include cloud consulting, staff augmentation services, and project management services.

•
Managed services: Revenue generated from our advanced managed services that include managing various aspects of our customers environments and are billed in regular intervals over a contract term, usually between three to five years. Managed services include security solutions, storage-as-a-service, cloud hosted services, cloud managed services, and service desk.

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

Financing segment revenue generally falls into the following three categories:

•	Portfolio income: Interest income from financing receivables and rents due under operating leases.

•	Transactional gains: Net gains or losses on the sale of financial assets.

•	Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole or buyout fees; and the sale of off-lease (used) equipment.

We also recognize revenue from events that occur after the initial sale of a financial asset and remarketing fees from certain residual value investments.

During the fiscal year 2023, we implemented a new cloud-based lease accounting application to provide us with a platform for scalable growth, eliminate inefficient processes, and allow us to retire several legacy applications.

RESULTS OF OPERATIONS

The Year Ended March 31, 2023, Compared to the Year Ended March 31, 2022

TECHNOLOGY SEGMENT

The results of operations for our technology segment for the years ended March 31, 2023, and 2022 were as follows (in thousands):

	Year Ended March 31,			Percent
	2023	2022	Change	Change
Financial Metrics
Net sales
Product	$1,750,802	$1,492,411	$258,391	17.3%
Services	264,443	240,625	23,818	9.9%
Total	2,015,245	1,733,036	282,209	16.3%

Cost of sales
Product	1,370,061	1,175,789	194,272	16.5%
Services	170,694	149,094	21,600	14.5%
Total	1,540,755	1,324,883	215,872	16.3%

Gross profit	474,490	408,153	66,337	16.3%

Selling, general, and administrative	317,885	283,690	34,195	12.1%
Depreciation and amortization	13,598	14,535	(937)	(6.4%)
Interest and financing costs	2,897	928	1,969	212.2%
Operating expenses	334,380	299,153	35,227	11.8%

Operating income	$140,110	$109,000	$31,110	28.5%

Key Metrics & Other Information
Gross billings	$3,145,888	$2,625,749	$520,139	19.8%

Adjusted EBITDA	$164,184	$131,353	$32,831	25.0%

Net sales by customer end market:
Telecom, Media & Entertainment	$532,921	$502,408	$30,513	6.1%
Technology	393,594	250,485	143,109	57.1%
SLED	290,624	241,769	48,855	20.2%
Healthcare	274,936	270,481	4,455	1.6%
Financial Services	156,257	155,160	1,097	0.7%
All others	366,913	312,733	54,180	17.3%
Total	$2,015,245	$1,733,036	$282,209	16.3%

Net sales by type:
Data Center / Cloud	$587,097	$581,113	$5,984	1.0%
Networking	803,678	611,488	192,190	31.4%
Security	214,459	158,927	55,532	34.9%
Collaboration	57,472	57,244	228	0.4%
Other	88,096	83,639	4,457	5.3%
ePlus services	264,443	240,625	23,818	9.9%
Total	$2,015,245	$1,733,036	$282,209	16.3%

Net sales: Net sales for the year ended March 31, 2023, increased due to an increase in customer demand, primarily from customers in technology and SLED industries, due to customer specific IT related initiatives. Product sales increased in networking due to our ability to leverage improvements in the global supply chain and an increase in security product sales as our customers’ focus on improving their security posture in their environments. Contributing to the increase in net sales was higher service revenues, due to increases in sales of our managed services offerings, as well as higher professional services due, in part, to improvements in the global supply chain. Also contributing to the increase in net sales were increases in the cost of equipment we incurred from our suppliers due, in part, to inflation, which we typically pass on to our customers.

Our net sales by customer end market have remained consistent with the prior year, with over 80% of our sales being generated from customers within the five end markets specified in the table above.

Gross billings to our customers increased primarily due to organic customer demand, rather than acquisition or loss of a specific customer or set of customers.

Cost of sales: Cost of sales for the year ended March 31, 2023, increased due to the increase in demand for both product and services. Cost of product increased slightly less than the increase in product sales due to a change in product sales mix, as a greater portion of our transaction volume consisted of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues and cost of sales are presented on a net basis. Cost of services increased slightly more than the increase in service revenue due to higher third-party costs incurred.

Gross profit: Gross profit for the year ended March 31, 2023, increased consistent with the increase in net sales. Gross margins were consistent year over year as higher product margins were offset by lower service margins. Gross margin on product sales increased 50 basis points to 21.7% due to a shift in product mix to a greater proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, which are presented on a net basis. Also contributing to the increase in gross margin on product sales was higher vendor incentives which as a percentage of net sales for the year ended March 31, 2023, increased by 10 basis points.

Gross margin on service sales decreased 250 basis points to 35.5% for the year ended March 31, 2023, primarily due to a decrease in professional service margins. The decline in professional service margins was due to higher third party costs, as well as a few larger competitively priced contracts with existing customers.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2023, increased mainly due to an increase in salaries and benefits.

Salaries and benefits, including variable compensation, increased $24.1 million or 9.8% to $270.0 million, compared to $245.9 million during the prior year, due to an increase in the number of employees and higher variable compensation as a result of the corresponding increase in gross profit. Our technology segment had 1,718 employees as of March 31, 2023, an increase of 175 from 1,543 as of March 31, 2022, driven by increased demand for our services and the acquisition of Future Com, Ltd. We added 139 additional customer-facing employees, of which 84 were professional services and technical support personnel.

General and administrative expenses increased $10.2 million, or 27.0%, to $47.8 million, as compared to $37.6 million in the prior year. General and administrative expenses increased in travel and entertainment, advertising and marketing fees, professional service fees, software license and maintenance fees, and warehouse and logistics costs.
Travel and entertainment increased due to the return of in-person business meetings and events. Warehouse and logistics costs increased due to the increase in inventory. The other categories of expenses increased primarily from increases in personnel.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended March 31, 2023, decreased as higher amortization expense from our acquisition of Future Com, Ltd was offset by lower amortization from previous acquisitions.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2023, increased due to higher average borrowings outstanding and higher interest rates during the year under our WFCDF Credit Facility, offset by paydowns on an installment payment arrangement. Our average month-end borrowing balance on the accounts receivable component of our WFCDF Credit Facility was $47.0 million over the year ended March 31, 2023, compared to $19.0 million over the prior year. Our weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility was 5.35% during our year ended March 31, 2023, compared to 2.00% over the prior year.

FINANCING SEGMENT

The results of operations for our financing segment for the years ended March 31, 2023, and 2022 were as follows (in thousands):

	Year Ended March 31,			Percent
	2023	2022	Change	Change
Financial Metrics
Portfolio earnings	$11,356	$17,764	$(6,408)	(36.1%)
Transactional gains	16,125	18,181	(2,056)	(11.3%)
Post-contract earnings	23,581	50,495	(26,914)	(53.3%)
Other	1,411	1,543	(132)	(8.6%)
Net sales	$52,473	$87,983	$(35,510)	(40.4%)
Cost of sales	9,439	35,154	(25,715)	(73.1%)
Gross profit	43,034	52,829	(9,795)	(18.5%)

Selling, general, and administrative	15,635	13,427	2,208	16.4%
Depreciation and amortization	111	111	-	0.0%
Interest and financing costs	1,236	975	261	26.8%
Operating expenses	16,982	14,513	2,469	17.0%

Operating income	$26,052	$38,316	$(12,264)	(32.0%)

Key Metrics & Other Information
Adjusted EBITDA	$26,408	$38,651	$(12,243)	(31.7%)

Net sales: Net sales for the year ended March 31, 2023, decreased due to lower post-contract and portfolio earnings. Post-contract revenue decreased due to lower proceeds from early lease buyouts and sales of equipment, as we had a few large, customer-driven transactions in the prior year. Portfolio revenue decreased mostly due to decreases in operating lease revenue as a portion of the early lease buyouts in fiscal year 2022 were from customers with operating lease contracts. Transactional gains decreased compared to the prior year due to a decline in the volume of financial assets sold during the year. Total proceeds from sales of financing receivables were $706.0 million and $855.1 million for the years ended March 31, 2023, and 2022, respectively.

Cost of sales: Cost of sales for the year ended March 31, 2023, decreased due to a decrease in the cost of equipment from early lease buyouts, and sales of off-lease equipment of $20.1 million and a decrease in operating lease depreciation of $5.6 million.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2023, increased due to the deployment of hosted lease accounting software in August 2022, as we incurred higher professional fees following the implementation of this software platform, as well as higher software license and maintenance costs including amortization of the costs to implement the hosted software. In addition, we incurred additional provision for credit losses as a result of changes in our net credit exposure. These increases are offset by a slight decrease in salaries and benefits, mainly driven by a decrease in variable compensation due to the decline in gross profit.

Our financing segment employed 36 people as of March 31, 2023, compared to 34 people as of March 31, 2022. Certain support functions for the financing segment are shared resources with the technology segment.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2023, increased due to higher borrowings during the year as well as higher interest rates. As of March 31, 2023, our non-recourse notes payable increased to $34.3 million from $21.2 million in the prior year. Our weighted average interest rate for non-recourse notes payable was 5.01% and 3.59% as of March 31, 2023, and 2022, respectively.

CONSOLIDATED

Other income (expense), net: Other income (expense), net, for the year ended March 31, 2023, was a net expense of $3.2 million, compared to a net expense of $0.4 million in the prior year. We incurred foreign currency transaction losses of $5.4 million during fiscal year 2023, up from $0.5 million last year. Offsetting this, was a $1.9 million gain recognized in fiscal year 2023 related to our receipt of funds resulting from our claim in a class action lawsuit.

Income taxes: Our effective income tax rates for the years ended March 31, 2023, and 2022 were 26.8% and 28.1%, respectively. Our effective tax rate was lower for the year ended March 31, 2023, as compared to the prior year, primarily due to lower than forecasted non-deductible expenses, increased benefits from foreign sales along with favorable state return to provision adjustments.

Net earnings: Net earnings for the year ended March 31, 2023, were $119.4 million, an increase of 13.0% or $13.8 million, as compared to $105.6 million in the prior year. The net earnings increase was due primarily to the increase in operating profits from our technology segment.

Basic and fully diluted earnings per common share for the year ended March 31, 2023, were $4.49 and $4.48, respectively, an increase of 13.3% and 13.9% over the prior year. Basic and fully diluted earnings per common share were $3.96 and $3.93, respectively, for the year ended March 31, 2022.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for the year ended March 31, 2023. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.9 million, respectively, for the year ended and March 31, 2022.

The Year Ended March 31, 2022, Compared to the Year Ended March 31, 2021

TECHNOLOGY SEGMENT

The results of operations for our technology segment for the years ended March 31, 2022, and 2021 were as follows (in thousands):

	Year Ended March 31,			Percent
	2022	2021	Change	Change
Financial Metrics
Net sales
Product	$1,492,411	$1,305,789	$186,622	14.3%
Services	240,625	202,165	38,460	19.0%
Total	1,733,036	1,507,954	225,082	14.9%

Cost of sales
Product	1,175,789	1,036,627	139,162	13.4%
Services	149,094	125,092	24,002	19.2%
Total	1,324,883	1,161,719	163,164	14.0%

Gross profit	408,153	346,235	61,918	17.9%

Selling, general, and administrative	283,690	256,210	27,480	10.7%
Depreciation and amortization	14,535	13,839	696	5.0%
Interest and financing costs	928	521	407	78.1%
Operating expenses	299,153	270,570	28,583	10.6%

Operating income	$109,000	$75,665	$33,335	44.1%

Key Metrics & Other Information
Gross billings	$2,625,749	$2,271,836	$353,913	15.6%

Adjusted EBITDA	$131,353	$97,219	$34,134	35.1%

Net sales by customer end market:
Telecom, Media & Entertainment	$502,408	$371,912	$130,496	35.1%
Healthcare	270,481	200,067	70,414	35.2%
Technology	250,485	251,683	(1,198)	(0.5%)
SLED	241,769	245,919	(4,150)	(1.7%)
Financial Services	155,160	198,761	(43,601)	(21.9%)
All others	312,733	239,612	73,121	30.5%
Total	$1,733,036	$1,507,954	$225,082	14.9%

Net sales by type:
Data Center / Cloud	$581,113	$516,930	$64,183	12.4%
Networking	611,488	510,205	101,283	19.9%
Security	158,927	155,186	3,741	2.4%
Collaboration	57,244	47,504	9,740	20.5%
Other	83,639	75,964	7,675	10.1%
ePlus services	240,625	202,165	38,460	19.0%
Total	$1,733,036	$1,507,954	$225,082	14.9%

Net sales: Net sales for the year ended March 31, 2022, increased due to an increase in customer demand, primarily from customers in telecom, media and entertainment and healthcare industries, partially offset by a decrease in net sales to customers in the financial services sector. These changes were driven by growth in product sales in collaboration and networking, and peripherals and artificial intelligence included in the other category, which management, based on its industry knowledge, generally attributed to hybrid work models having become the prominent operating model for most of our customers. Timing of purchases by our existing customers are determined by their buying cycle and the timing of their specific IT related initiatives throughout the year.

Also contributing to the increase in net sales were increases in the cost of equipment we incurred from our suppliers due, in part, to inflation, which we typically pass on to our customers. Service revenues increased due to higher demand for both professional and managed services.

Our net sales by customer end market have remained consistent with the prior year, with over 80% of our sales being generated from customers within the five end markets specified in the table above.

Gross billings to our customers increased due to organic customer demand as well as our acquisition of Systems Management and Planning, Inc. (“SMP”) in December 2020, rather than the acquisition or loss of a specific customer or set of customers.

Cost of sales: The increase in cost of sales for the year ended March 31, 2022, was due to the increase in demand for both product and services. Cost of product increased slightly less than the increase in product sales due to a change in product sales mix, as a greater portion of our transaction volume consisted of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services, for which the revenues and cost of sales are presented on a net basis. Overall, cost of services increased 19.2%, consistent with the 19.0% increase in sales.

Gross profit: Gross profit increased for the 2022 fiscal year due to the increase in customer demand as well as higher margins. Gross margin in the Technology segment increased 60 basis points to 23.6%. Gross margin on product sales increased 60 basis points to 21.2% due to a shift in product mix to a greater proportion of sales of third-party maintenance, software assurance, subscription/SaaS licenses, and services. Also contributing to the increase in product margins was higher vendor incentives earned, which increased $9.0 million in fiscal year 2022.

Service margin decreased 10 basis points to 38.0% for the year ended March 31, 2022, due to changes in mix of services provided. The service margin decline was comprised of a 90 basis points improvement from managed services, due to ongoing growth and scale in this offering, offset by a 100 basis points decline from professional services due to higher third party costs.

Selling, general, and administrative expenses: Selling, general, and administrative expenses increased for the 2022 fiscal year mainly due to an increase in salaries and benefits.

Salaries and benefits, including variable compensation, increased $24.1 million or 10.9% to $245.9 million, compared to $221.8 million during the prior year, due to $14.2 million of additional variable compensation resulting from the increase in gross profit and $9.9 million due to higher salary and benefits expense. Our technology segment had 1,543 employees as of March 31, 2022, which is an increase of 17, or 1.1%, from 1,526 on March 31, 2021.

General and administrative expenses increased $3.8 million, or 11.2%, to $37.6 million during the year ended March 31, 2022, compared to $33.9 million the prior year. Contributing to the year over year increase in general and administrative expenses were increases in travel and entertainment, and software, subscription, and maintenance expenses of $2.5 million.

Depreciation and amortization expense: Depreciation and amortization expense increased for the year ended March 31, 2022, due to an increase in amortization of customer relationships as a result of the SMP acquisition in December 2020.

Interest and financing costs: Interest and financing costs increased for the year ended March 31, 2022, due to higher borrowings outstanding during the year under our WFCDF Credit Facility.

FINANCING SEGMENT

The results of operations for our financing segment for the years ended March 31, 2022, and 2021 were as follows (in thousands):

	Year Ended March 31,			Percent
	2022	2021	Change	Change
Financial Metrics
Portfolio earnings	$17,764	$16,486	$1,278	7.8%
Transactional gains	18,181	14,506	3,675	25.3%
Post-contract earnings	50,495	23,771	26,724	112.4%
Other	1,543	5,606	(4,063)	(72.5%)
Net sales	$87,983	$60,369	$27,614	45.7%
Cost of sales	35,154	13,050	22,104	169.4%
Gross profit	52,829	47,319	5,510	11.6%

Selling, general, and administrative	13,427	15,053	(1,626)	(10.8%)
Depreciation and amortization	111	112	(1)	(0.9%)
Interest and financing costs	975	1,484	(509)	(34.3%)
Operating expenses	14,513	16,649	(2,136)	(12.8%)

Operating income	$38,316	$30,670	$7,646	24.9%

Key Metrics & Other Information
Adjusted EBITDA	$38,651	$31,026	$7,625	24.6%

Net sales: For the year ended March 31, 2022, net sales increased due to higher post contract earnings and transactional gains, offset slightly by a decrease in other financing revenues. Post-contract revenue increased due to an increase of $22.8 million from proceeds from early lease buyouts and sales of off-lease equipment, as we had a few large customer driven transactions in fiscal year 2022. Portfolio revenue increased due to increases in operating lease income offset by decreased sales-type lease earnings over the prior fiscal year. Other financing revenues decreased due to lower profit recognized from signing new lease extensions with customers where the prior lease was classified as an operating lease and the new modified lease was determined to be a sales-type lease. Transactional gains increased due to higher volume of financing receivables sold. Total proceeds from sales of financing receivables were $855.1 million and $364.0 million for the years ended March 31, 2022, and 2021, respectively.

Cost of sales: Cost of sales for the year ended March 31, 2022, increased due to an increase of $18.2 million in the cost of equipment from early lease buyouts and off-lease equipment and an increase in operating lease depreciation of $3.7 million.

Selling, general, and administrative expenses: Selling, general, and administrative expenses decreased in the 2022 fiscal year due to a reduction in our allowance for credit losses by $1.2 million, and salaries and benefits of $0.6 million. Our financing segment employed 34 people as of March 31, 2022, and 2021. Certain support functions for the financing segment are shared resources with the technology segment.

Interest and financing costs: Interest and financing costs decreased due to lower borrowings during the year. Our total notes payable for the financing segment decreased as of March 31, 2022, to $21.2 million from $56.1 million for the prior year. Our weighted average interest rate for our non-recourse notes payable was 3.59% as of March 31, 2022, compared to 3.35% for March 31, 2021.

CONSOLIDATED

Other income (expense), net: Other income (expense), net during the year ended March 31, 2022, netted to an expense of $0.4 million and included foreign exchange rate loss of $0.5 million. Other income (expense), net during the year ended March 31, 2021, was income of $0.6 million and included foreign exchange rate gain of $0.5 million and interest income of $0.1 million.

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

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.9 million, respectively, for year ended March 31, 2022. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.7 million and 26.8 million, respectively, for the year ended March 31, 2021.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the years ended March 31, 2023, and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Net cash used in operating activities	$(15,425)	$(20,571)
Net cash used in investing activities	(18,926)	(1,259)
Net cash provided by (used in) financing activities	(20,950)	47,176
Effect of exchange rate changes on cash	3,016	470
Net increase in cash and cash equivalents	$(52,285)	$25,816

Cash flows from operating activities

We used $15.4 million in operating activities during the year ended March 31, 2023, compared to using $20.6 million during the year ended March 31, 2022. The following table provides a breakdown of operating cash flows by segment for the years ended March 31, 2023, and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Technology segment	$17,157	$(20,243)
Financing segment	(32,582)	(328)
Net cash used in operating activities	$(15,425)	$(20,571)

Technology Segment: During the year ended March 31, 2023, our technology segment provided $17.2 million from operating activities primarily due to net earnings and an increase in payables, partially offset by increases in accounts receivables and inventories.

During the year ended March 31, 2022, our technology segment used $20.2 million from operating activities primarily due to increases in working capital, inventories, and accounts receivable, offset by net earnings.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our Technology segment:

	As of March 31,
	2023	2022
(DSO) Days sales outstanding (1)	74	71
(DIO) Days inventory outstanding (2)	38	25
(DPO) Days payable outstanding (3)	(53)	(46)
Cash conversion cycle	59	50

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our technology segment at the end of the period divided by Gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net for our technology segment at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our technology segment at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2023, and 2022 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30 days from the invoice date.

Our cash conversion cycle increased to 59 days for March 31, 2023, compared to 50 days for March 31, 2022, as DIO increased by 13 days, DPO increased by 7 days, and DSO increased by 3 days from March 31, 2022, to March 2023.

Inventory, which represents equipment ordered by customers but not yet delivered, increased 56.9% to $243.3 million as of March 31, 2023, up from $155.1 million as of March 31, 2022, partially due to ongoing projects with customers. Accounts receivable—trade, net increased by 17.1% to $504.1 million as of March 31, 2023, up from $430.4 million as of March 31, 2022, primarily due to a 17.6% increase in Gross billings to $733.1 million in the fourth quarter as compared to $623.6 million in the prior fiscal year. The increase in days payable outstanding is driven by our growth in sales volume.

Financing Segment: During the year ended March 31, 2023, our financing segment used $32.6 million in operating activities, primarily due to changes in financing receivables and deferred costs, partially offset by net earnings.

During the year ended March 31, 2022, our financing segment used $0.3 million from operating activities, primarily due to the issuance of new financing receivables.

Cash flows related to investing activities

During the year ended March 31, 2023, we used $18.9 million in investing activities, consisting of $9.4 million for purchases of property, equipment, and operating lease equipment and $13.3 million to acquire Future Com, Ltd., partially offset by $3.7 million of proceeds from the sale of operating lease equipment.

During the year ended March 31, 2022, we used $1.3 million from investing activities, consisting of $23.2 million for purchases of property, equipment, and operating lease equipment, partially offset by $21.9 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities

During the year ended March 31, 2023, we used $21.0 million in financing activities. We had net repayments of notes payable and borrowings on our credit facility in our technology segment of $7.1 million, offset by net borrowings of non-recourse and recourse notes payable of $4.1 million by our financing segment. Additionally, we had cash inflows of $10.7 million from net borrowings on the floor plan facility and cash outflows of $7.2 million from the repurchase of common stock.

During the year ended March 31, 2022, financing activities provided $47.2 million. We had net repayments of notes payable in our technology segment of $6.7 million, offset by net borrowings of non-recourse and recourse notes payable of $20.8 million by our financing segment. Additionally, we had cash inflows of $46.7 million from net borrowings on the floor plan facility and cash outflows of $13.6 million from the repurchase of common stock.

Our borrowing of non-recourse and recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse and recourse notes payable.

Non-Cash Activities

We transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. In certain assignment agreements, we may direct the third-party financial institution to pay some of the proceeds from the assignment directly to the vendor or vendors that have supplied the assets being leased or financed. In these situations, the portion of the proceeds paid directly to our vendors are non-cash transactions.

SECURED BORROWINGS – FINANCING SEGMENT

We may finance all or most of the cost of the assets that we finance for customers by transferring all or part of the contractual payments due to us to third-party financial institutions. When we account for the transfer as a secured borrowing, we recognize the proceeds as either recourse or non-recourse notes payable. Our customers are responsible for repaying the debt from a secured borrowing. The lender typically secures a lien on the financed assets at the time the financial assets are transferred and releases it upon collecting all the transferred payments. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk and its only recourse, upon default by the customer, is against the customer and the specific equipment under lease. While we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. Interest rates have been rising and may continue to rise. To preserve our expected internal rate of return, we generally quote rates that are indexed. Some of our lenders will not commit to rates for a length of time, resulting in exposure to us if the rates rise and we cannot pass such exposure to the customer.

CREDIT FACILITY – TECHNOLOGY SEGMENT

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 9, “Notes Payable and Credit Facility” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning our WFCDF Credit Facility.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology segment and as an operational function of our accounts payable process.

Floor plan facility

We finance most purchases of products for sale to our customers through the floor plan facility. Once our customers place a purchase order with us and we have approved their credit, we place an order for the desired products with one of our vendors. Our vendors are generally paid by the floor plan facility and our liability is reflected in “accounts payable—floor plan” in our consolidated balance sheets.

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

As of March 31, 2023, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan of $134.6 million. As of March 31, 2022, we had a maximum credit limit of $375.0 million, and the outstanding balance on the floor plan facility was $145.3 million. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of March 31, 2023, and March 31, 2022, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of March 31, 2023, compared to $100.0 million as of March 31, 2022.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2023, and 2022, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivable due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not believe our WFCDF Credit Facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing segment have become more discerning in their approval processes, we currently have funding resources available for our transactions.

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

CONTRACTUAL OBLIGATIONS

Our material contractual obligations consist of payments on recourse and non-recourse notes payable and lease liabilities. Please refer to Note 5, “Lessee Accounting” and Note 9, “Notes Payable and Credit Facility” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the maturities of these obligations. Additionally, we have contractual obligations of $10.5 million over the next 4 years for certain hosted software and data center services.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP. Our significant accounting policies are described in Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates, and actual results could differ materially from the amounts reported based on these policies.

REVENUE RECOGNITION — When we enter into contracts with customers, we are required to identify the performance obligations in the contract. We recognize most of our revenues from the sales of third-party products, third-party software, third-party maintenance, software support, and services, ePlus professional and managed services, and hosting ePlus proprietary software. Our recognition of revenue differs for each of these distinct types of performance obligations and identifying each performance obligation appropriately may require judgment.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off financing receivables when we deem them to be uncollectable. As of March 31, 2023, we estimated lower expected credit loss rates related to both our accounts receivable and financing receivables as compared to March 31, 2022.

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

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method. For each acquisition, we recognize most assets acquired, and liabilities assumed at their fair values at the acquisition date. Our valuations of certain assets acquired, including customer relationships and trade names, and certain liabilities assumed, involve significant judgment and estimation. Additionally, our determination of the purchase price may include an estimate for the fair value of contingent consideration. We utilize independent valuation specialists to assist us in determining the fair value of certain assets and liabilities. Our valuations utilize significant estimates, such as forecasted revenues and profits. Changes in our estimates could significantly impact the value of certain assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, “Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to a variety of risks, including interest rate risks and foreign currency. Additionally, we have seen an increase in these risks and related uncertainties with increased volatility in the financial markets in the current environment with supply chain shortages.

INTEREST RATE RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF Credit Facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Our financing transactions are funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate.

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

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2023, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2023.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2023, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-5.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the 2023 Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “Board Committees” is incorporated herein by reference.

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

The information in the 2023 Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2023 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2023 Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2023 Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2023 Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2023” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) FINANCIAL STATEMENT SCHEDULE

See “Financial Statement Schedule II - Valuation and Qualifying Accounts” on page S-1.

(a)(3) EXHIBIT LIST

Exhibits 10.2 through 10.12 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description
3.1	ePlus inc. Amended and Restated Certificate of Incorporation, as last amended November 9, 2021 (filed herewith).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

4.1	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

4.2
Description of ePlus inc.’s securities registered under Section 12 of the Securities Exchange Act of 1934. (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

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

10.13	ePlus inc. 2022 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2022).

10.14
First Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on October 19, 2021). *

10.15
Guaranty and Security Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain future subsidiaries of ePlus inc., as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2021). *

10.16
First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021). *

10.17
First Amended and Restated Limited Guaranty, dated as of October 13, 2021, by and between ePlus inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2021). *

10.18
First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto. (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 3, 2022).*

10.19
Second Amendment to First Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2023). *

21	Subsidiaries of ePlus inc. (filed herewith).

23	Consent of Independent Registered Public Accounting Firm. (filed herewith).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a). (filed herewith).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a). (filed herewith).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

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
Date: May 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director (Principal Executive Officer)
Date: May 24, 2023

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 24, 2023

/s/ RENEE BERGERON
By: Renée Bergeron, Director
Date: May 24, 2023

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 24, 2023

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 24, 2023

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Chairman
Date: May 24, 2023

/s/ ERIC D. HOVDE
By: Eric D. Hovde, Director
Date: May 24, 2023

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 24, 2023

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison
Date: May 24, 2023

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 24, 2023

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition – Gross Versus Net Recognition of Sales of Third-Party Software – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is typically the principal in sales of third-party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. The Company recognizes revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the software to the customer. The Company is also the agent in sales of third-party maintenance, software support, and services as the third-party controls the service until it is transferred to the customer. Similarly, the Company is the agent in sales of third-party software and accompanying third-party support when the third-party software benefits the customer only in conjunction with the accompanying support. In these sales, the Company considers the third-party software and support as inputs to a single performance obligation. In all these sales where the Company is the agent, the Company recognizes sales on a net basis at the point that its customer and vendor accept the terms and conditions of the arrangement.

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
May 24, 2023

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 24, 2023

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2023	March 31, 2022
ASSETS

Current assets:
Cash and cash equivalents	$103,093	$155,378
Accounts receivable—trade, net	504,122	430,380
Accounts receivable—other, net	55,508	48,673
Inventories	243,286	155,060
Financing receivables—net, current	89,829	61,492
Deferred costs	44,191	32,555
Other current assets	55,101	13,944
Total current assets	1,095,130	897,482

Financing receivables and operating leases—net	84,417	64,292
Deferred tax asset	3,682	5,050
Property, equipment, and other assets	70,447	45,586
Goodwill	136,105	126,543
Other intangible assets—net	25,045	27,250
TOTAL ASSETS	$1,414,826	$1,166,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$220,159	$136,161
Accounts payable—floor plan	134,615	145,323
Salaries and commissions payable	37,336	39,602
Deferred revenue	114,028	86,469
Recourse notes payable—current	5,997	7,316
Non-recourse notes payable—current	24,819	17,070
Other current liabilities	24,372	28,095
Total current liabilities	561,326	460,036

Recourse notes payable - long-term	-	5,792
Non-recourse notes payable - long-term	9,522	4,108
Deferred tax liability	715	-
Other liabilities	60,998	35,529
TOTAL LIABILITIES	632,561	505,465

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,905 outstanding at March 31, 2023 and 26,886 outstanding at March 31, 2022	272	270
Additional paid-in capital	167,303	159,480
Treasury stock, at cost, 261 shares at March 31, 2023 and 130 shares at March 31, 2022	(14,080)	(6,734)
Retained earnings	627,202	507,846
Accumulated other comprehensive income—foreign currency translation adjustment	1,568	(124)
Total Stockholders’ Equity	782,265	660,738
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,414,826	$1,166,203

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2023	2022	2021

Net sales
Product	$1,803,275	$1,580,394	$1,366,158
Services	264,443	240,625	202,165
Total	2,067,718	1,821,019	1,568,323
Cost of sales
Product	1,379,500	1,210,943	1,049,677
Services	170,694	149,094	125,092
Total	1,550,194	1,360,037	1,174,769

Gross profit	517,524	460,982	393,554

Selling, general, and administrative	333,520	297,117	271,263
Depreciation and amortization	13,709	14,646	13,951
Interest and financing costs	4,133	1,903	2,005
Operating expenses	351,362	313,666	287,219

Operating income	166,162	147,316	106,335

Other income (expense), net	(3,188)	(432)	571

Earnings before tax	162,974	146,884	106,906

Provision for income taxes	43,618	41,284	32,509

Net earnings	$119,356	$105,600	$74,397

Net earnings per common share—basic	$4.49	$3.96	$2.79
Net earnings per common share—diluted	$4.48	$3.93	$2.77

Weighted average common shares outstanding—basic	26,569	26,638	26,674
Weighted average common shares outstanding—diluted	26,654	26,866	26,834

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2023	2022	2021

NET EARNINGS	$119,356	$105,600	$74,397

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	1,692	(779)	1,646

Other comprehensive income (loss)	1,692	(779)	1,646

TOTAL COMPREHENSIVE INCOME	$121,048	$104,821	$76,043

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$119,356	$105,600	$74,397

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	18,589	24,305	19,991
Provision for credit losses	666	(102)	1,436
Share-based compensation expense	7,825	7,114	7,169
Deferred taxes	2,083	(3,581)	(4,198)
Payments from lessees directly to lenders—operating leases	-	(32)	(34)
Gain on disposal of property, equipment, and operating lease equipment	(3,479)	(4,136)	(2,742)
Changes in:
Accounts receivable	(78,679)	(50,803)	(5,056)
Inventories-net	(88,097)	(85,453)	(16,798)
Financing receivables—net	(41,015)	8,832	(42,104)
Deferred costs and other assets	(73,980)	(10,560)	(16,503)
Accounts payable-trade	75,270	(25,187)	76,772
Salaries and commissions payable, deferred revenue, and other liabilities	46,036	13,432	37,177
Net cash provided by (used in) operating activities	(15,425)	(20,571)	129,507

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	3,742	21,923	2,791
Purchases of property, equipment and operating lease equipment	(9,380)	(23,182)	(11,513)
Cash used in acquisitions, net of cash acquired	(13,288)	-	(27,034)
Net cash used in investing activities	(18,926)	(1,259)	(35,756)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	193,051	114,105	66,403
Repayments of non-recourse and recourse notes payable	(196,069)	(99,991)	(74,328)
Repurchase of common stock	(7,224)	(13,608)	(6,948)
Repayments of financing of acquisitions	-	-	(556)
Net borrowings (repayments) on floor plan facility	(10,708)	46,670	(34,373)
Net cash provided by (used in) financing activities	(20,950)	47,176	(49,802)

Effect of exchange rate changes on cash	3,016	470	(618)

Net increase (decrease) in cash and cash equivalents	(52,285)	25,816	43,331

Cash and cash equivalents, beginning of period	155,378	129,562	86,231

Cash and cash equivalents, end of period	$103,093	$155,378	$129,562

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2023	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,065	$1,714	$1,436
Cash paid for income taxes	$51,984	$47,143	$31,690
Cash paid for amounts included in the measurement of lease liabilities	$4,610	$4,653	$5,780

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$21	$18	$2,045
Purchases of property, equipment, and operating lease equipment	$(1,453)	$(98)	$(372)
Borrowing of non-recourse and recourse notes payable	$39,558	$58,619	$121,826
Repayments of non-recourse and recourse notes payable	$-	$(32)	$(34)
Vesting of share-based compensation	$9,897	$8,481	$7,937
Repurchase of common stock	$(122)	$-	$-
New operating lease assets obtained in exchange for lease obligations	$11,886	$2,653	$1,146

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2020	27,000	$144	$145,197	$(68,424)	$410,219	$(991)	$486,145
Issuance of restricted stock awards	200	1	-	-	-	-	1
Share-based compensation	-	-	7,169	-	-	-	7,169
Repurchase of common stock	(194)	-	-	(6,948)	-	-	(6,948)
Net earnings	-	-	-	-	74,397	-	74,397
Foreign currency translation adjustment	-	-	-	-	-	1,646	1,646
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	163	1	-	-	-	-	1
Share-based compensation	-	-	7,114	-	-	-	7,114
Repurchase of common stock	(283)	-	-	(13,608)	-	-	(13,608)
Stock split effected in the form of a dividend		135	-	-	(135)	-	-
Retirement of treasury stock		(11)	-	82,246	(82,235)	-	-
Net earnings	-	-	-	-	105,600	-	105,600
Foreign currency translation adjustment	-	-	-	-	-	(779)	(779)
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	150	2	-	-	-	-	2
Share-based compensation	-	-	7,823	-	-	-	7,823
Repurchase of common stock	(131)	-	-	(7,346)	-	-	(7,346)
Net earnings	-	-	-	-	119,356	-	119,356
Foreign currency translation adjustment	-	-	-	-	-	1,692	1,692
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265

See Notes to Consolidated Financial Statements

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2023, 2022, and 2021

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

BUSINESS COMBINATIONS — We account for business combinations using the acquisition method, which requires that the total purchase price for the acquired entity be allocated to the assets acquired and liabilities assumed. With limited exceptions, we measure most assets acquired and liabilities assumed based on their fair values at the acquisition date. We apply Accounting Standards Codification (“Codification”) Topic 606, Contracts with customers (“Codification Topic 606”), to recognize and measure contract assets and contract liabilities from contracts with customers. Our allocation process requires an analysis of intangible assets, such as customer relationships, trade names, acquired contractual rights and legal contingencies to identify and record all assets acquired and liabilities assumed.

We record any premium paid over the fair value of the acquired net assets as goodwill. Our initial purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. We include the results of operations for the acquired company in our financial statements from the acquisition date.

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. We have a lockbox account whose purpose is to collect and distribute customer payments under financing arrangements. As of March 31, 2023, and March 31, 2022, we were not holding any amounts in trust for third-party recipients, and there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance as of March 31, 2023, and 2022 included approximately 13% and 14%, respectively, concentration of invoices due from Verizon Communications Inc. The risk on our accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. The credit risk is further mitigated by transferring certain of our financing receivables to financial institutions on a non-recourse basis and, for our lease receivables, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 40%, 39%, and 36%, of our technology segment net sales for the years ended March 31, 2023, 2022, and 2021, respectively.

DEFERRED COSTS — When a contract is within the scope of the scope of Codification Topic 606, we defer costs of fulfilling the contract when they generate or enhance resources that will be used by us in satisfying performance obligations in the future. Additionally, we capitalize costs that are incremental to obtaining the contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation.

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

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2023, the carrying amounts of our notes receivable, recourse and non-recourse payables were $109.2 million, $6.0 million, and $34.3 million, respectively, and their fair values were $109.5 million, $6.0 million, and $34.5 million, respectively. On March 31, 2022, the carrying amounts of our notes receivable, recourse and non-recourse payables were $80.5 million, $13.1 million, and $21.2 million, respectively, and their fair values were $80.0 million, $13.1 million, and $21.2 million, respectively.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consist of notes receivable, sales-type leases, and operating leases. We issue financing receivables for periods generally between 2 to 6 years, with most terms ranging between 3 to 4 years. When we lease equipment under an operating lease, we recognize the underlying asset at cost and depreciate it on a straight-line bases over its estimated useful life. We estimate that the useful life for most information technology (“IT”) equipment under lease is 4 years.

FOREIGN CURRENCY MATTERS — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense), net on our consolidated statement of operations. For the years ended March 31, 2023, 2022, and 2021, we recognized a loss of $5.4 million, a loss of $0.5 million, and a gain of $0.5 million, respectively, due to foreign currency transactions.

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

INVENTORIES — Inventories are stated at the lower of cost and net realizable value. Cost is determined using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our determination of the net realizable value for inventories is based on the terms of underlying purchase commitments from our customers, current economic conditions, and other relevant factors.

LESSEE ACCOUNTING — We lease office space for periods up to six years and lease warehouse space for periods of up to 10 years, and we have some lease options that can be exercised to extend beyond those lease term limits. At the lease commencement date, we recognize operating lease liabilities based on the present value of the future minimum lease payments. In determining the present value of future minimum lease payments, we use our incremental borrowing rate based on the information available at the commencement date. When the future minimum payments encompass non-lease components, we account for the lease and non-lease components as a single lease component. We elected not to recognize right-of-use assets and lease liabilities for leases with an initial term of 12 months or less. We recognize lease expense on a straight-line basis over the lease term beginning on the commencement date.

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

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. We have warehousing agreements with select customers wherein title to products ordered through the agreements transfers to our customer at the point we invoice the customer and after the product arrives at our warehouse. In these “bill-and-hold” arrangements, we recognize revenue when the customer has ordered the product through their warehousing agreement with us or signed a bill-and-hold agreement with us, the customer has legal title, the product is identified separately as belonging to the customer, and the product is ready for delivery to the customer.

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

In all of our leases, we recognize variable lease payments, primarily reimbursement for property taxes associated with the leased asset, as part of net sales in the period in which the changes in facts and circumstances on which the variable lease payments are based occur. We exclude from revenues and expenses any sales taxes reimbursed by the lessee.

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

SHARE-BASED COMPENSATION — We account for share-based compensation in accordance with Codification Topic 718 Compensation—Stock Compensation.We account for forfeitures when they occur. There are no additional conditions for vesting other than service conditions.

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. There are no additional conditions for vesting other than service conditions.

We recognize compensation cost for our employee stock purchase plan on a straight-line basis over the offering period, which is 6 months. We measure the award on the grant date at fair value using the Black-Scholes option pricing model.

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We did not have significant capitalized development costs for internal use software for either of the years ended March 31, 2023, or March 31, 2022. We capitalized development costs for internal use software of $0.2 million for the year ended March 31, 2021. We had capitalized costs, net of amortization, of approximately $1.0 million and $2.1 million as of March 31, 2023, and March 31, 2022, respectively, that is included in the accompanying consolidated balance sheets as a component of other intangible assets-net.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity on the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2023, and 2022 were $21.9 million and $12.9 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. This update is effective for us beginning in the first quarter of our fiscal year ending March 31, 2024, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in the first quarter of our fiscal year ending March 31, 2025. We are currently evaluating the impact this update will have on our disclosures.

3. REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $70.4 million, $47.5 million, and $54.6 million of receivables from contracts with customers included within financing receivables as of March 31, 2023, 2022, and 2021, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	March 31,
	2023	2022	2021
Current (included in deferred revenue)	$113,713	$85,826	$72,299
Non-current (included in other liabilities)	$47,217	$30,086	$26,042

Revenue recognized from the beginning contract liability balance was $70.3 million and $57.5 million for the fiscal years ended March 31, 2023, and 2022, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2024	64,863
2025	28,269
2026	12,855
2027	4,132
2028 and thereafter	1,442
Total remaining performance obligations	$111,561

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the years ended March 31, 2023, and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Net sales	$22,677	$14,943
Cost of sales	19,009	12,478
Gross profit	$3,668	$2,465

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the years ended March 31, 2023, and 2022 (in thousands):

	Year Ended March 31,
	2023	2022
Interest income on sales-type leases	$3,943	$3,904
Lease income on operating leases	$17,421	$24,711

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables - net (in thousands):

	Notes	Lease	Financing
March 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$117,008	$60,157	$177,165
Unguaranteed residual value (1)	-	8,161	8,161
Unearned income	(5,950)	(8,050)	(14,000)
Allowance for credit losses (2)	(801)	(981)	(1,782)
Total, net	$110,257	$59,287	$169,544
Reported as:
Current	$65,738	$24,091	$89,829
Long-term	44,519	35,196	79,715
Total, net	$110,257	$59,287	$169,544

(1)	Includes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2022	Receivable	Receivables	Receivables
Gross receivables	$80,517	$38,788	$119,305
Unguaranteed residual value (1)	-	9,141	9,141
Unearned income	(2,728)	(3,604)	(6,332)
Allowance for credit losses (2)	(708)	(681)	(1,389)
Total, net	$77,081	$43,644	$120,725
Reported as:
Current	$45,415	$16,077	$61,492
Long-term	31,666	27,567	59,233
Total, net	$77,081	$43,644	$120,725

(1)	Includes unguaranteed residual values of $6,424 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments for investments in sales-type leases as of March 31, 2023 (in thousands):

Year ending March 31, 2024	$28,478
2025	17,216
2026	9,662
2027	3,547
2028 and thereafter	1,254
Total	$60,157

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	March 31, 2023	March 31, 2022
Cost of equipment under operating leases	$15,301	$13,044
Accumulated depreciation	(10,599)	(7,985)
Investment in operating lease equipment—net (1)	$4,702	$5,059

(1)	Amounts include estimated unguaranteed residual values of $1,717 thousand as of both March 31, 2023, and 2022.

The following table provides the future scheduled minimum lease rental payments for operating leases as of March 31, 2023 (in thousands):

Year ending March 31, 2024	$1,618
2025	829
2026	269
2027	38
Total	$2,754

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2023, and March 31, 2022, we had financing receivables of $35.7 million and $21.1 million, respectively, and operating leases of $2.5 million and $2.0 million, respectively which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2023, 2022, and 2021, we recognized net gains of $16.1 million, $18.2 million, and $14.5 million, respectively, and total proceeds from these sales were $706.0 million, $855.1 million, and $364.0 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of both March 31, 2023, and March 31, 2022, we had deferred revenue of $0.5 million for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2023, our total potential liability that could result from these indemnities is immaterial.

5. LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to 10 years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. As of March 31, 2023, and 2022, we had right-of-use assets of $14.6 million and $6.9 million, respectively.

We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively.As of March 31, 2023, and 2022, we had current lease liabilities of $2.7 million and $3.6 million, respectively, and long-term lease liabilities of $12.0 million and $3.3 million, respectively. We recognized rent expense of $5.2 million and $5.3 million as part of selling, general, and administrative expenses during the years ended March 31, 2023, and March 31, 2022, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2023, and March 31, 2022, are as follows:

	Year Ended March 31,
Lease term and Discount Rate	2023	2022
Weighted average remaining lease term (months)	81	29
Weighted average discount rate	4.8%	3.2%

The following table provides our future lease payments under our operating leases as of March 31, 2023 (in thousands):

Year ending March 31, 2024	$2,796
2025	3,861
2026	1,884
2027	1,640
2028 and thereafter	7,775
Total lease payments	17,956
Less: interest	(3,191)
Present value of lease liabilities	$14,765

As of March 31, 2023, we were committed to one office lease that had not yet commenced with a total commitment of $0.3 million.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2023, and March 31, 2022, respectively (in thousands):

	Year ended March 31, 2023			Year ended March 31, 2022
	Goodwill	Accumulated Impairment Loss	Net Carrying Amount	Goodwill	Accumulated Impairment Loss	Net Carrying Amount
Beginning balance	$135,216	$(8,673)	$126,543	$135,318	$(8,673)	$126,645
Acquisitions	9,694	-	9,694	-	-	-
Foreign currency translations	(132)	-	(132)	(102)	-	(102)
Ending balance	$144,778	$(8,673)	$136,105	$135,216	$(8,673)	$126,543

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. Our entire balance as of March 31, 2023, and March 31, 2022, relates to our technology reportable segment, which we also determined to be one reporting unit. The carrying value of goodwill was $136.1 million and $126.5 million as of March 31, 2023, and March 31, 2022, respectively. Our goodwill balance increased by $9.6 million for the year ended March 31, 2023, due to $9.7 million in goodwill additions from our acquisition of Future Com, Ltd., offset by foreign currency translation of $0.1 million. Please refer to Note 16, “Business Combinations” for details of our acquisition.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following as of March 31, 2023, and March 31, 2022 (in thousands):

	March 31, 2023			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$85,449	$(61,376)	$24,073	$77,224	$(52,087)	$25,137
Capitalized software development	10,516	(9,544)	972	10,517	(8,404)	2,113
Total	$95,965	$(70,920)	$25,045	$87,741	$(60,491)	$27,250

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $9.3 million, $10.1 million, and $10.3 million for the years ended March 31, 2023, 2022 and 2021, respectively.

The following table provides the future amortization expense for customer relationships and other intangible assets as of March 31, 2023 (in thousands):

Year ending March 31, 2024	$8,104
2025	6,235
2026	4,448
2027	2,882
2028	1,658
2029 and thereafter	746
Total	$24,073

7. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2023, 2022, and 2021 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of March 31, 2020	1,781	798	610	3,189
Provision for credit losses	367	503	566	1,436
Write-offs and other	(84)	(89)	(5)	(178)
Balance as of March 31, 2021	2,064	1,212	1,171	4,447
Provision for credit losses	482	(312)	(272)	(102)
Write-offs and other	(135)	(192)	(218)	(545)
Balance as of March 31, 2022	2,411	708	681	3,800
Provision for credit losses	273	93	300	666
Write-offs and other	(112)	-	-	(112)
Balance as of March 31, 2023	2,572	801	981	4,354

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are less than 1%.

•
Average CQR: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Loss rates in this category are in the range of 1% to 8%.

•
Low CQR: This rating includes accounts that have marginal credit risk such that the customer’s ability to make repayment is impaired or may likely become impaired. The loss rates in this category in the normal course are greater than 8% and up to 100%.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2023(in thousands):

	Amortized cost basis by origination year ending March 31,
	2023	2022	2021	2020	2019	2018 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$72,155	$11,378	$11,267	$370	$30	$-	$95,200	$(28,115)	$67,085
Average CQR	12,793	2,675	213	115	61	1	15,858	(1,432)	14,426
Total	$84,948	$14,053	$11,480	$485	$91	$1	$111,058	$(29,547)	$81,511

Lease receivables:
High CQR	$21,629	$3,842	$1,916	$565	$51	$9	$28,012	$(1,437)	$26,575
Average CQR	23,796	3,430	770	35	3	-	28,034	(1,594)	26,440
Total	$45,425	$7,272	$2,686	$600	$54	$9	$56,046	$(3,031)	$53,015

Total amortized cost (1)	$130,373	$21,325	$14,166	$1,085	$145	$10	$167,104	$(32,578)	$134,526

(1)	Unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable is excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

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

The following table provides an aging analysis of our financing receivables as of March 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,020	$862	$473	$2,355	$7,703	$10,058	$101,000	$111,058
Lease receivables	1,068	463	864	2,395	5,413	7,808	48,238	56,046
Total	$2,088	$1,325	$1,337	$4,750	$13,116	$17,866	$149,238	$167,104

The following table provides an aging analysis of our financing receivables as of March 31, 2022 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$187	$37	$23	$247	$5,307	$5,554	$72,235	$77,789
Lease receivables	115	325	430	870	639	1,509	36,392	37,901
Total	$302	$362	$453	$1,117	$5,946	$7,063	$108,627	$115,690

Our financial assets on nonaccrual status were not significant as of March 31, 2023, and March 31, 2022.

8. PROPERTY AND EQUIPMENT—NET

Property and equipment—net is a component of Property, equipment, and other assets. Our balance consists of the following (in thousands):

	March 31,	March 31,
	2023	2022
Furniture, fixtures and equipment	$29,818	$28,640
Leasehold improvements	10,398	7,615
Capitalized software	3,235	3,822
Vehicles	445	476
Total assets	43,896	40,553
Accumulated depreciation and amortization	(31,963)	(32,642)
Property and equipment - net	$11,933	$7,911

Depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $5.5 million for the year ended March 31, 2023, and $5.4 million for both the years ended March 31, 2022, and March 31, 2021.

9. NOTES PAYABLE AND CREDIT FACILITY

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology segment through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility (the “WFCDF Credit Facility”) has a floor plan facility and a revolving credit facility.

On October 13, 2021, the Borrowers amended, restated, and replaced in entirety their then-existing credit agreements with WFCDF. On October 31, 2022, the Borrowers entered into the First Amendment to the credit agreement. Under this agreement and its amendment, the credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers in the aggregate principal amount of up to $425.0 million, together with a sublimit for a revolving credit facility for up to $150.0 million.

On March 10, 2023, the Borrowers entered into a Second Amendment to the credit agreement which amended the Credit Agreement to increase the maximum aggregate amount of principal available under the floor plan facility from $425.0 million to $500.0 million and increase the maximum aggregate amount of principal available under the Revolving Facility from $150.0 million to $200.0 million.

Under the accounts payable floor plan facility, we had an outstanding balance of $134.6 million and $145.3 million as of March 31, 2023, and March 31, 2022, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

Under the revolving credit facility, we had no balance outstanding as of March 31, 2023, and March 31, 2022. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of March 31, 2023, and March 31, 2022.

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to Term SOFR Rate plus a Term SOFR Adjustment of 0.10% plus an Applicable Margin of 1.75%. Our weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility was 5.35% during our year ended March 31, 2023, compared to 2.00% over the prior year.

Our borrowings under the WFCDF Credit Facility are secured by the assets of the Borrowers. Additionally, the WFCDF Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of March 31, 2023, and March 31, 2022, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of March 31, 2023, and 2022 we had $6.0 million and $13.1 million, respectively, in recourse borrowings arising from one installment payment arrangement within our technology segment. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both March 31, 2023, and March 31, 2022.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2023, and March 31, 2022, we had $34.3 million and $21.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.01% and 3.59%, as of March 31, 2023, and March 31, 2022, respectively.

Our recourse and non-recourse notes payable as of March 31, 2023, mature as follows:

	Recourse notes	Non-recourse
	payable	notes payable
Year ended March 31, 2024	$5,997	$24,819
2025	-	5,880
2026	-	2,589
2027	-	1,053
Total maturities	$5,997	$34,341

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of March 31, 2023, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2023, 2022 and 2021 (in thousands, except per share data):

	2023	2022	2021

Net earnings attributable to common shareholders - basic and diluted	$119,356	$105,600	$74,397

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,569	26,638	26,674
Effect of dilutive shares	85	228	160
Weighted average shares common outstanding — diluted	26,654	26,866	26,834

Earnings per common share - basic	$4.49	$3.96	$2.79

Earnings per common share - diluted	$4.48	$3.93	$2.77

12. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. On March 24, 2022, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. On March 18, 2021, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, adjusted for the stock split, over a 12-month period beginning May 28, 2021. These plans authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2023, we purchased 72,973 shares of our outstanding common stock at an average cost of $55.69 per share for a total purchase price of $4.1 million under the share repurchase plan; we also acquired 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

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

13. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of March 31, 2023, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

2012 Employee LTIP and 2021 Employee LTIP

The 2021 Employee LTIP was approved by our stockholders on September 16, 2021 and became effective October 1, 2021. Under the 2021 Employee LTIP, 3,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees.

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

RESTRICTED STOCK ACTIVITY

During the year ended March 31, 2023, we granted 19,804 restricted shares under the 2017 Director LTIP and 138,643 restricted shares under the 2021 Employee LTIP.

Cumulatively, as of March 31, 2023, we have granted a total of 101,280 restricted shares under the 2017 Director LTIP, 2,144,578 restricted shares under the 2012 Employee LTIP, and 138,643 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the non-vested restricted shares for the year ended March 31, 2023:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2022	343,806	$41.01
Granted	158,447	$56.50
Vested	(179,336)	$39.49
Forfeited	(8,057)	$42.28
Non-vested March 31, 2023	314,860	$49.57

In each of the years ended March 31, 2023, 2022 and 2021, we used the closing stock price on the grant date or, if the grant date fell on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2023, 2022, and 2021 was $56.50, $46.56, and $35.95, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2023, 2022, and 2021 was $7.1 million, $7.1 million, and $7.7 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP, the 2021 Employee LTIP, and the 2017 Director LTIP allows us to withhold a sufficient number of shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2023, we withheld 58,080 shares of common stock at a value of $3.3 million, which was included in treasury stock. For the year ended March 31, 2022, we withheld 55,430 shares of common stock at a value of $2.6 million, which was included in treasury stock.

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“2022 ESPP”) through which eligible employees may purchase shares of our stock at 6-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. The aggregate number of shares of our stock that may be issued to participants under the plan is 2.5 million. Our inaugural offering period under the 2022 ESPP is January 1, 2023, to June 30, 2023. Through March 31, 2023, we had not yet issued any shares under the 2022 ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards and our 2022 ESPP, and the related income tax benefit for the years ended March 31, 2023, 2022 and 2021 (in thousands):

	Year Ended March 31,
	2023	2022	2021

Equity-based compensation expense	$7,825	$7,114	$7,169
Income tax benefit	(2,097)	(1,999)	(2,179)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of March 31, 2023, the total unrecognized compensation expense related to non-vested restricted stock was $9.7 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required. The decision whether to make contributions is entirely within our discretion. For the years ended March 31, 2023, 2022, and 2021, we recognized expense for employer contributions to the plan of $4.2 million, $3.4 million, and $3.0 million, respectively.

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

As of March 31, 2023, we do not have any unrecognized tax benefits for uncertain tax positions. As of March 31, 2022, our total gross unrecognized tax benefits recorded for uncertain income tax, and interest and penalties thereon, were negligible. We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. The tax years ended March 31, 2020, March 31, 2021, and March 31, 2022, are subject to examination by federal and state taxing authorities. Various state and local income tax returns are also under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2023	2022	2021

Income tax expense computed at the U.S. statutory federal rate	$34,224	$30,845	$22,450
State income tax expense—net of federal benefit	8,754	8,937	6,941
Non-deductible executive compensation	1,708	1,749	2,052
Other	(1,068)	(247)	1,066
Provision for income taxes	$43,618	$41,284	$32,509
Effective income tax rate	26.8%	28.1%	30.4%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021
Current:
Federal	$30,928	$32,309	$26,054
State	10,110	11,681	9,882
Foreign	499	894	770
Total current expense	41,537	44,884	36,706

Deferred:
Federal	1,301	(3,289)	(3,067)
State	970	(370)	(1,096)
Foreign	(190)	59	(34)
Total deferred expense (benefit)	2,081	(3,600)	(4,197)

Provision for income taxes	$43,618	$41,284	$32,509

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2023	2022
Deferred tax assets:
Accrued vacation	$2,251	$2,391
Deferred revenue	5,448	5,090
Allowance for credit losses	1,063	951
Restricted stock	654	616
Other deferred tax assets	1,697	743
Accrued bonus	2,323	2,532
Lease liabilities	3,939	1,857
Other credits and carryforwards	277	249
Gross deferred tax assets	17,652	14,429
Less: valuation allowance	(112)	(250)
Net deferred tax assets	17,540	14,179

Deferred tax liabilities:
Property and equipment	(2,926)	(2,295)
Operating leases	(3,789)	(2,759)
Prepaid expenses	(1,729)	(887)
Right-of-use assets	(3,885)	(1,869)
Tax deductible goodwill	(2,244)	(1,319)
Total deferred tax liabilities	(14,573)	(9,129)

Net deferred tax asset	$2,967	$5,050

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation as of March 31, 2023, a valuation allowance of $0.1 million was recorded, to offset gross deferred tax assets primarily attributable to net operating losses at certain of the foreign subsidiaries and foreign tax credit carry forwards. We believe that it is more likely than not that we will realize the remaining gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

15. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.

The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2023, and March 31, 2022 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
Money market funds	$8,880	$8,880	$-	$-

March 31, 2022
Assets:
Money market funds	$18,138	$18,138	$-	$-

16. BUSINESS COMBINATIONS

NETWORK SOLUTIONS GROUP

On April 30, 2023, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of the Network Solutions Group (NSG), formerly a business unit of CCI Systems, Inc., a Michigan-based provider of networking services and solutions. This acquisition will help drive additional growth for us in the service provider end-markets with enhanced engineering, sales, and services delivery capabilities specific to the industry. Our preliminary sum for consideration transferred is $59.6 million, equal to cash paid at closing. As of our filing date, our initial accounting for the business combination is incomplete.

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

Our reportable segment information was as follows (in thousands):

	Year Ended March 31,
	2023			2022			2021
	Technology	Financing	Total	Technology	Financing	Total	Technology	Financing	Total

Net Sales
Product	$1,750,802	$52,473	$1,803,275	$1,492,411	$87,983	$1,580,394	$1,305,789	$60,369	$1,366,158
Service	264,443	-	264,443	240,625	-	240,625	202,165	-	202,165
Total	2,015,245	52,473	2,067,718	1,733,036	87,983	1,821,019	1,507,954	60,369	1,568,323

Cost of Sales
Product	1,370,061	9,439	1,379,500	1,175,789	35,154	1,210,943	1,036,627	13,050	1,049,677
Service	170,694	-	170,694	149,094	-	149,094	125,092	-	125,092
Total	1,540,755	9,439	1,550,194	1,324,883	35,154	1,360,037	1,161,719	13,050	1,174,769

Gross Profit	474,490	43,034	517,524	408,153	52,829	460,982	346,235	47,319	393,554

Selling, general, and administrative	317,885	15,635	333,520	283,690	13,427	297,117	256,210	15,053	271,263
Depreciation and amortization	13,598	111	13,709	14,535	111	14,646	13,839	112	13,951
Interest and financing costs	2,897	1,236	4,133	928	975	1,903	521	1,484	2,005
Operating expenses	334,380	16,982	351,362	299,153	14,513	313,666	270,570	16,649	287,219

Operating income	140,110	26,052	166,162	109,000	38,316	147,316	75,665	30,670	106,335

Other income (expense), net			(3,188)			(432)			571

Earnings before tax			$162,974			$146,884			$106,906

Net Sales
Contracts with customers	$1,992,568	$9,304	$2,001,872	$1,718,093	$34,842	$1,752,935	$1,484,104	$12,369	$1,496,473
Financing and other	22,677	43,169	65,846	14,943	53,141	68,084	23,850	48,000	71,850
Total	$2,015,245	$52,473	$2,067,718	$1,733,036	$87,983	$1,821,019	$1,507,954	$60,369	$1,568,323

Selected Financial Data - Statement of Cash Flow

Depreciation and amortization	$14,999	$3,590	$18,589	$15,592	$8,713	$24,305	$14,568	$5,423	$19,991
Purchases of property, equipment and operating lease equipment	$7,693	$1,687	$9,380	$4,951	$18,231	$23,182	$4,752	$6,761	$11,513

Selected Financial Data - Balance Sheet

Total assets	$1,147,821	$267,005	$1,414,826	$941,743	$224,460	$1,166,203	$828,576	$248,199	$1,076,775

TECHNOLOGY SEGMENT DISAGGREGATION OF REVENUE

We analyze net sales for our technology segment by customer end market, by type, and by the timing of the transfer of goods and services and our position as principal or agent, which are summarized below (in thousands):

	Year Ended March 31,
	2023	2022	2021
Customer end market:
Telecom, Media & Entertainment	$532,921	$502,408	$371,913
Technology	393,594	250,485	251,683
State and local government and educational institutions	290,624	241,769	245,919
Healthcare	274,936	270,481	200,067
Financial Services	156,257	155,160	198,761
All others	366,913	312,733	239,611
Net sales	2,015,245	1,733,036	1,507,954

Less: Revenue from financing and other	(22,677)	(14,943)	(23,850)
Revenue from contracts with customers	$1,992,568	$1,718,093	$1,484,104

Type:
Data Center / Cloud	$587,097	$581,113	$516,930
Networking	803,678	611,488	510,205
Security	214,459	158,927	155,186
Collaboration	57,472	57,244	47,504
Other	88,096	83,639	75,964
ePlus services	264,443	240,625	202,165
Net sales	2,015,245	1,733,036	1,507,954

Less: Revenue from financing and other	(22,677)	(14,943)	(23,850)
Revenue from contracts with customers	$1,992,568	$1,718,093	$1,484,104

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,566,760	$1,342,799	$1,174,582
Transferred at a point in time as agent	161,365	134,669	107,357
Transferred over time as principal	264,443	240,625	202,165
Revenue from contracts with customers	$1,992,568	$1,718,093	$1,484,104

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement, and our revenues from contracts with customers consist of proceeds from the sale of off-lease equipment. All revenues from contracts with customers in our financing segment are recognized at a point in time as principal.

GEOGRAPHIC INFORMATION

The geographic information for the years ended March 31, 2023, 2022, and 2021 was as follows (in thousands):

	Year Ended March 31,
	2023	2022	2021

Net sales:
US	$1,953,465	$1,716,525	$1,476,466
Non US	114,253	104,494	91,857
Total	$2,067,718	$1,821,019	$1,568,323

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

	March 31,
	2023	2022
Long-lived tangible assets:
US	$16,313	$21,837
Non US	1,140	716
Total	$17,453	$22,553

Sales to Verizon Communications Inc. represented 22%, 24% and 19% of net sales for the years ended March 31, 2023, March 31, 2022, and March 31, 2021, respectively, all of which related to our technology segment.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period

Allowance for sales returns: (1)
Year ended March 31, 2021	$1,038	$2,909	$(2,758)	$1,189
Year ended March 31, 2022	$1,189	$2,158	$(2,101)	$1,246
Year ended March 31, 2023	$1,246	$3,991	$(3,973)	$1,264

Allowance for credit losses:
Year ended March 31, 2021	$3,189	$1,436	$(178)	$4,447
Year ended March 31, 2022	$4,447	$(102)	$(545)	$3,800
Year ended March 31, 2023	$3,800	$666	$(112)	$4,354

Valuation for deferred taxes:
Year ended March 31, 2021	$1,385	$0	$(1,385)	$0
Year ended March 31, 2022	$0	$250	$0	$250
Year ended March 31, 2023	$250	$(138)	$0	$112

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $7.9 million, $7.8 million, and $7.4 million as of March 31, 2023, 2022, and 2021, respectively.