Form 10-Q
period 2023-06-30
EPLUS INC
filed 2023-08-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 2, 2023, was 26,937,903.

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

•	the possibility of a reduction of vendor incentives provided to us;
•	our dependency on continued innovations in hardware, software, and services offerings by our vendors and our ability to partner with them;
•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or failure to integrate a completed acquisition may affect our earnings;
•
national and international political instability fostering uncertainty and volatility in the global economy including exposure to fluctuation in foreign currency rates, interest rates, and inflation, including increases in our costs and our ability to increase prices to our customers, which may result in adverse changes in our gross profit;

•
significant and rapid inflation may cause price, wage, and interest rate increases, as well as increases in operating costs that may impact the arrangements that have pricing commitments over the term of the agreement;

•	a natural disaster or other adverse event at one of our primary configuration centers, data centers, or a third-party provider location could negatively impact our business;
•	a possible decrease in the capital spending budgets of our customers or a decrease in purchases from us;

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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties. For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$101,574	$103,093
Accounts receivable—trade, net	677,988	504,122
Accounts receivable—other, net	78,637	55,508
Inventories	244,331	243,286
Financing receivables—net, current	81,111	89,829
Deferred costs	45,408	44,191
Other current assets	47,084	55,101
Total current assets	1,276,133	1,095,130

Financing receivables and operating leases—net	120,664	84,417
Deferred tax asset	3,682	3,682
Property, equipment, and other assets	70,794	70,447
Goodwill	158,280	136,105
Other intangible assets—net	51,253	25,045
TOTAL ASSETS	$1,680,806	$1,414,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$351,384	$220,159
Accounts payable—floor plan	182,859	134,615
Salaries and commissions payable	41,144	37,336
Deferred revenue	118,976	114,028
Recourse notes payable—current	58,115	5,997
Non-recourse notes payable—current	17,742	24,819
Other current liabilities	30,566	24,372
Total current liabilities	800,786	561,326

Non-recourse notes payable - long-term	5,005	9,522
Deferred tax liability	717	715
Other liabilities	61,007	60,998
TOTAL LIABILITIES	867,515	632,561

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,947 outstanding at June 30, 2023 and 26,905 outstanding at March 31, 2023	274	272
Additional paid-in capital	170,904	167,303
Treasury stock, at cost, 408 shares at June 30, 2023 and 261 shares at March 31, 2023	(21,451)	(14,080)
Retained earnings	661,049	627,202
Accumulated other comprehensive income—foreign currency translation adjustment	2,515	1,568
Total Stockholders’ Equity	813,291	782,265
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,680,806	$1,414,826

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2022

Net sales
Product	$506,656	$395,250
Services	67,519	63,109
Total	574,175	458,359
Cost of sales
Product	388,904	304,210
Services	42,998	40,626
Total	431,902	344,836
Gross profit	142,273	113,523

Selling, general, and administrative	90,298	76,767
Depreciation and amortization	4,792	3,210
Interest and financing costs	851	363
Operating expenses	95,941	80,340

Operating income	46,332	33,183

Other income (expense), net	190	(2,153)

Earnings before tax	46,522	31,030

Provision for income taxes	12,675	8,691

Net earnings	$33,847	$22,339

Net earnings per common share—basic	$1.27	$0.84
Net earnings per common share—diluted	$1.27	$0.84

Weighted average common shares outstanding—basic	26,552	26,513
Weighted average common shares outstanding—diluted	26,648	26,685

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2023	2022

NET EARNINGS	$33,847	$22,339

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	947	(1,339)

Other comprehensive income (loss)	947	(1,339)

TOTAL COMPREHENSIVE INCOME	$34,794	$21,000

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$33,847	$22,339

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,755	4,472
Provision for credit losses	478	698
Share-based compensation expense	2,205	1,773
Gain on disposal of property, equipment, and operating lease equipment	(160)	(224)
Changes in:
Accounts receivable	(166,803)	(53,556)
Inventories-net	300	(92,678)
Financing receivables—net	(42,071)	(20,574)
Deferred costs and other assets	8,303	(4,177)
Accounts payable-trade	124,948	30,376
Salaries and commissions payable, deferred revenue, and other liabilities	12,298	8,608
Net cash used in operating activities	(20,900)	(102,943)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	196	85
Purchases of property, equipment and operating lease equipment	(3,698)	(1,777)
Cash used in acquisitions, net of cash acquired	(59,595)	-
Net cash used in investing activities	(63,097)	(1,692)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	97,955	49,256
Repayments of non-recourse and recourse notes payable	(41,573)	(3,645)
Proceeds from issuance of common stock	1,398	-
Repurchase of common stock	(7,465)	(7,224)
Net borrowings (repayments) on floor plan facility	32,290	(7,276)
Net cash provided by financing activities	82,605	31,111

Effect of exchange rate changes on cash	(127)	1,634

Net decrease in cash and cash equivalents	(1,519)	(71,890)

Cash and cash equivalents, beginning of period	103,093	155,378

Cash and cash equivalents, end of period	$101,574	$83,488

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$566	$341
Cash paid for income taxes	$3,605	$7,532
Cash paid for amounts included in the measurement of lease liabilities	$1,261	$1,226

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$15	$183
Purchases of property, equipment, and operating lease equipment	$(200)	$(63)
Borrowing of non-recourse and recourse notes payable	$-	$7,267
Vesting of share-based compensation	$8,483	$9,215
Repurchase of common stock	$(28)	$-
New operating lease assets obtained in exchange for lease obligations	$3,100	$34

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	-
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291

	Three Months Ended June 30, 2022
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)

Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional services, managed services, and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises in the United States (“US”) and in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition. During the quarter ended June 30, 2023, we split our technology segment into new segments-- product, professional services, and managed services-- to provide our management the ability to better manage and allocate resources among the separate components of our technology business. Our professional services and managed services are a significant component of our growth and long-term strategic initiatives. Subsequently, we manage and report our operating results through four operating segments: product, professional services, managed services, and financing. For additional information, see Note 16, “Segment Reporting”.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2023, and 2022, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2023, and 2022, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2024, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2023 (“2023 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 45% of our technology business net sales for the three months ended June 30, 2023, and 35% for the three months ended June 30, 2022.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2023, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS— In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. It is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. This update is effective for us beginning in the first quarter of our fiscal year ending March 31, 2024, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in the first quarter of our fiscal year ending March 31, 2025. We adopted the standard during the first quarter of fiscal year ending March 31, 2024, as reflected in this Quarterly Report on Form 10-Q, except for the roll forward requirement, which will be adopted during the first quarter of fiscal year ending March 31, 2025. The adoption of the standard resulted in new disclosures only for amounts presented within Accounts payable – floor plan. For additional information on the new disclosures, see Note 8, “Notes Payable and Credit Facility”.

3.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $58.5 million and $70.4 million of receivables from contracts with customers included within financing receivables as of June 30, 2023, and March 31, 2023, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	June 30, 2023	March 31, 2023
Current (included in deferred revenue)	$118,646	$113,713
Non-current (included in other liabilities)	$48,390	$47,217

Revenue recognized from the beginning contract liability balance was $30.9 million and $24.9 million for the three months ended June 30, 2023, and 2022, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2024	$55,368
Year ending March 31, 2025	34,042
Year ending March 31, 2026	16,872
Year ending March 31, 2027	5,298
Year ending March 31, 2028 and thereafter	2,357
Total remaining performance obligations	$113,937

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three months ended June 30, 2023, and 2022 (in thousands):

	Three months Ended June 30,
	2023	2022
Net sales	$7,623	$4,983
Cost of sales	7,391	4,067
Gross profit	$232	$916

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three  months ended June 30, 2023, and 2022 (in thousands):

	Three months Ended June 30,
	2023	2022
Interest income on sales-type leases	$1,362	$861
Lease income on operating leases	$2,808	$4,582

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Lease	Financing
June 30, 2023	Receivable	Receivables	Receivables
Gross receivables	$151,336	$60,660	$211,996
Unguaranteed residual value (1)	-	8,348	8,348
Unearned income	(14,278)	(7,925)	(22,203)
Allowance for credit losses (2)	(696)	(936)	(1,632)
Total, net	$136,362	$60,147	$196,509
Reported as:
Current	$49,674	$31,437	$81,111
Long-term	86,688	28,710	115,398
Total, net	$136,362	$60,147	$196,509

(1)	Includes unguaranteed residual values of $4,488 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$117,008	$60,157	$177,165
Unguaranteed residual value (1)	-	8,161	8,161
Unearned income	(5,950)	(8,050)	(14,000)
Allowance for credit losses (2)	(801)	(981)	(1,782)
Total, net	$110,257	$59,287	$169,544
Reported as:
Current	$65,738	$24,091	$89,829
Long-term	44,519	35,196	79,715
Total, net	$110,257	$59,287	$169,544

(1)	Includes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	June 30,	March 31,
	2023	2023
Cost of equipment under operating leases	$16,091	$15,301
Accumulated depreciation	(10,825)	(10,599)
Investment in operating lease equipment—net (1)	$5,266	$4,702

(1)	Amounts include estimated unguaranteed residual values of $1,873 thousand and $1,717 thousand as of June 30, 2023, and March 31, 2023, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2023, and March 31, 2023, we had financing receivables of $22.0 million and $35.7 million, respectively, and operating leases of $2.1 million and $2.5 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2023, and 2022, we recognized net gains of $1.3 million and $1.8 million, respectively, and total proceeds from these sales were $61.4 million and $52.5 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of June 30, 2023, and March 31, 2023, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of June 30, 2023, and March 31, 2023, our total potential liability that could result from these indemnities is immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to 10 years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.5 million and $1.3 million for the three months ended June 30, 2023, and June 30, 2022, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2023 (in thousands):

	Technology Segment	Product	Professional Services	Managed Services	Total
Balance March 31, 2023
Goodwill	$144,778	$-	-	-	144,778
Accumulated impairment losses	(8,673)	-	-	-	(8,673)
Net carrying amount	$136,105	$-	$-	$-	$136,105

Reporting unit change	(136,105)	106,497	19,712	9,896	-
Acquisitions	-	19,672	2,456	-	22,128
Impairment losses	-	-	-	-	-
Foreign currency translations	-	37	7	3	47
Balance June 30, 2023
Goodwill	$-	$134,879	$22,175	$9,899	$166,953
Accumulated impairment losses	-	(6,787)	(1,256)	(630)	(8,673)
Net carrying amount	$-	$128,092	$20,919	$9,269	$158,280

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations. As of March 31, 2023, our entire balance related to our technology segment, which we had also determined to be one reporting unit. During the first quarter ended June 30, 2023, we separated our technology segment into three different reporting units: product, professional services, and managed services. As such, we allocated our goodwill and impairment losses to the reporting units affected using a relative fair value.

The carrying value of goodwill was $158.3 million and $136.1 million as of June 30, 2023, and March 31, 2023, respectively. Our goodwill balance increased by $22.2 million over the three months ended June 30, 2023, due to $22.1 million in goodwill additions from our acquisition of Network Solutions Group (“NSG”), and from foreign currency translations of $0.1 million. Please refer to Note 15, “Business Combinations” for details of our acquisition.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on June 30, 2023, and March 31, 2023 (in thousands):

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$115,463	$(64,897)	$50,566	$85,449	$(61,376)	$24,073
Capitalized software development	10,516	(9,829)	687	10,516	(9,544)	972
Total	$125,979	$(74,726)	$51,253	$95,965	$(70,920)	$25,045

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $3.5 million and $2.2 million for the three months ended June 30, 2023, and June 30, 2022, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the three months ended June 30, 2023, and 2022 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	629	(106)	(45)	478
Write-offs and other	(13)	1	-	(12)
Balance June 30, 2023	$3,188	$696	$936	$4,820

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	382	84	232	698
Write-offs and other	(65)	-	-	(65)
Balance June 30, 2022	$2,728	$792	$913	$4,433

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of June 30, 2023 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$67,836	$36,270	$13,539	$3,428	$142	$1	$121,216	$(14,619)	$106,597
Average CQR	4,871	9,695	1,096	96	58	26	15,842	(2,068)	13,774
Total	$72,707	$45,965	$14,635	$3,524	$200	$27	$137,058	$(16,687)	$120,371

Lease receivables:
High CQR	$7,378	$16,566	$3,595	$1,775	$432	$133	$29,879	$(1,665)	$28,214
Average CQR	6,218	16,547	3,316	572	63	-	26,716	(4,049)	22,667
Total	$13,596	$33,113	$6,911	$2,347	$495	$133	$56,595	$(5,714)	$50,881

Total amortized cost (1)	$86,303	$79,078	$21,546	$5,871	$695	$160	$193,653	$(22,401)	$171,252

(1)	Excludes unguaranteed residual values of $4,488 thousand that we retained after selling the related lease receivable.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2023 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2023	2022	2021	2020	2019	2018 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$72,155	$11,378	$11,267	$370	$30	$-	$95,200	$(28,115)	$67,085
Average CQR	12,793	2,675	213	115	61	1	15,858	(1,432)	14,426
Total	$84,948	$14,053	$11,480	$485	$91	$1	$111,058	$(29,547)	$81,511

Lease receivables:
High CQR	$21,629	$3,842	$1,916	$565	$51	$9	$28,012	$(1,437)	$26,575
Average CQR	23,796	3,430	770	35	3	-	28,034	(1,594)	26,440
Total	$45,425	$7,272	$2,686	$600	$54	$9	$56,046	$(3,031)	$53,015

Total amortized cost (1)	$130,373	$21,325	$14,166	$1,085	$145	$10	$167,104	$(32,578)	$134,526

(1)	Excludes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis and receivables that are in the process of being transferred to third-party financial institutions.

The following table provides an aging analysis of our financing receivables as of June 30, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$748	$113	$1,093	$1,954	$7,750	$9,704	$127,354	$137,058
Lease receivables	250	367	902	1,519	3,771	5,290	51,305	56,595
Total	$998	$480	$1,995	$3,473	$11,521	$14,994	$178,659	$193,653

The following table provides an aging analysis of our financing receivables as of March 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,020	$862	$473	$2,355	$7,703	$10,058	$101,000	$111,058
Lease receivables	1,068	463	864	2,395	5,413	7,808	48,238	56,046
Total	$2,088	$1,325	$1,337	$4,750	$13,116	$17,866	$149,238	$167,104

Our financial assets on nonaccrual status were not significant as of June 30, 2023, and March 31, 2023.

8.	NOTES PAYABLE AND CREDIT FACILITY

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc., and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology business through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility (the “WFCDF Credit Facility”) has a floor plan facility and a revolving credit facility.

On October 13, 2021, the Borrowers amended, restated, and replaced in entirety their then-existing credit agreements with WFCDF. On October 31, 2022, the Borrowers entered into the First Amendment to the credit agreement. Under this agreement and its amendment, the credit facility is provided by a syndicate of banks (collectively, the “Lenders”) for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers.

On March 10, 2023, the Borrowers entered into a Second Amendment to the credit agreement that amended the credit agreement to increase the maximum aggregate amount of principal available under the floor plan facility to $500.0 million and increase the maximum aggregate amount of principal available under the Revolving Facility to $200.0 million.

Under the accounts payable floor plan facility, we had an outstanding balance of $182.9 million and $134.6 million as of June 30, 2023, and March 31, 2023, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

We use the floor plan to facilitate the purchase of inventory from designated suppliers. The Lenders pay our suppliers and provide us extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 30-60 days from the invoice date. We do not incur any interest or other incremental expenses for the floor plan facility. We are not involved in establishing the terms or conditions of the arrangements between our suppliers and the Lenders.

Under the revolving credit facility, we had $52.0 million outstanding as of June 30, 2023, and no balance outstanding as of March 31, 2023. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of June 30, 2023, and March 31, 2023.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of June 30, 2023, and March 31, 2023, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The WFCDF Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate the WFCDF Credit Facility at any time by providing a written termination notice to the other party no less than 90 days prior to such termination.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology business and as an operational function of our accounts payable process.

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of June 30, 2023, we had $58.1 million in recourse notes payable consisting of $52.0 million outstanding under our revolving WFCDF Credit Facility, $4.0 million arising from one installment payment arrangement within our technology business, and $2.1 million arising from borrowings that that were collateralized by financial receivables held by our financing segment. As of March 31, 2023, we had $6.0 million in recourse notes payable arising entirely from one installment payment arrangement within our technology business. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both June 30, 2023, and March 31, 2023. The weighted average interest rate for our recourse notes payable in our financing segment was 6.27% as of June 30, 2023.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of June 30, 2023, and March 31, 2023, we had $22.7 million and $34.3 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.22% and 5.01%, as of June 30, 2023, and March 31, 2023, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of June 30, 2023, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2023, and 2022, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2023	2022

Net earnings attributable to common shareholders - basic and diluted	$33,847	$22,339

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,552	26,513
Effect of dilutive shares	96	172
Weighted average shares common outstanding — diluted	26,648	26,685

Earnings per common share - basic	$1.27	$0.84

Earnings per common share - diluted	$1.27	$0.84

11.	STOCKHOLDERS’ EQUITY

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

During the three months ended June 30, 2023, we purchased 93,541 shares of our outstanding common stock at a value of $4.4 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of June 30, 2023, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

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

RESTRICTED STOCK ACTIVITY

For the three months ended June 30, 2023, we granted 862 shares under the 2017 Director LTIP, and 152,865 restricted shares under the 2021 Employee LTIP. For the three months ended June 30, 2022, we granted 774 shares under the 2017 Director LTIP, and 138,643 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the non-vested restricted shares for the three months ended June 30, 2023:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2023	314,860	$49.57
Granted	153,727	$55.88
Vested	(152,477)	$46.10
Forfeited	(961)	$54.89
Nonvested June 30, 2023	315,149	$54.31

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at 6-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. Our inaugural offering period under the ESPP was January 1, 2023, to June 30, 2023. During the three months ended June 30, 2023, we issued 36,697 shares at a price of $38.10 per share under the ESPP. As of June 30, 2023, there were 2.46 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards and our ESPP, and the related income tax benefit for the three months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022

Equity-based compensation expense	$2,205	$1,773
Income tax benefit	(600)	(496)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of June 30, 2023, the total unrecognized compensation expense related to non-vested restricted stock was $16.2 million, which is expected to be recognized over a weighted-average period of 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense to the plan for the three months ended June 30, 2023, and 2022, was $1.4 million and $1.1 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $12.7 million for the three months ended June 30, 2023, as compared to $8.7 million  for the same period in the prior year. Our effective income tax rate for the three months ended June 30, 2023, was 27.2%, compared to 28.0% for the same period in the prior year, primarily due to a lower state effective tax rate. The effective tax rate for the three months ended June 30, 2023, and June 30, 2022, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2023, and March 31, 2023 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
Money market funds	$22,225	$22,225	$-	$-

March 31, 2023
Assets:
Money market funds	$8,880	$8,880	$-	$-

15.	BUSINESS COMBINATIONS

NETWORK SOLUTIONS GROUP (NSG)

On April 30, 2023, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of NSG, formerly a business unit of CCI Systems, Inc., a Michigan-based provider of networking services and solutions. This acquisition will help drive additional growth for us in the service provider end-markets with enhanced engineering, sales, and services delivery capabilities specific to the industry.

Our preliminary sum for consideration transferred is $48.6 million consisting of $59.6 million paid in cash at closing minus $11.0 million that is due to us from the sellers based on adjustments to our determination of the total net assets delivered. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$20,419
Other assets	1,940
Identified intangible assets	29,960
Accounts payable and other liabilities	(24,758)
Contract liabilities	(1,086)
Total identifiable net assets	26,475
Goodwill	22,128
Total purchase consideration	$48,603

The identified intangible assets of $30.0 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $22.1 million, of which $19.7 million and $2.4 million were assigned to our product and professional services reporting units, respectively. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes.

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2023, is not material.

16.	SEGMENT REPORTING

Prior to the start of the fiscal year ending March 31, 2024, we had two segments: technology and financing. During the quarter ended June 30, 2023, we split our technology segment into new segments-- product, professional services, and managed services-- to provide our management the ability to better manage and allocate resources among the separate components of our technology business. Our professional services and managed services are a significant component of our growth and long-term strategic initiatives. Subsequently, we manage and report our operating results through four operating segments: product, professional services, managed services, and financing. Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services. Our financing segment consists of the financing of IT equipment, software, and related services to commercial enterprises, state and local governments, and government contractors.

We measure the performance of the segments within our technology business based on gross profit, while we measure our financing segment based on operating income. We do not present asset information for our reportable segments as we do not provide asset information to our chief operating decision maker (“CODM”).

The following table provides reportable segment information for the three-month periods ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022

Net Sales
Product	$498,166	$385,676
Professional Services	35,556	37,168
Managed Services	31,963	25,941
Financing	8,490	9,574
Total	574,175	458,359

Gross Profit
Product	111,391	83,168
Professional Services	14,724	15,055
Managed Services	9,797	7,428
Financing	6,361	7,872
Total	142,273	113,523

Operating income
Technology Business	43,498	29,219
Financing	2,834	3,964
Total	46,332	33,183
Other income (expense), net	190	(2,153)
Earnings before tax	$46,522	$31,030

Depreciation and amortization
Technology Business	$4,764	$3,182
Financing	28	28
Total	$4,792	$3,210

Interest and financing costs
Technology Business	$550	$138
Financing	301	225
Total	$851	$363

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment and operating lease equipment Technology Business	$2,785	$1,286
Financing	913	491
Total	$3,698	$1,777

The following table provides a disaggregation of net sales by source and further disaggregates our revenue recognized from contracts with customers by timing and our position as principal or agent for the three-month period ended June 30, 2023 (in thousands):

	Three months ended June 30, 2023
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$490,543	$35,556	$31,963	$1,290	$559,352
Financing and other	7,623	-	-	7,200	14,823
Total	$498,166	$35,556	$31,963	$8,490	$574,175

Timing and position as principal or agent
Transferred at a point in time as principal	$452,382	$-	$-	$1,290	$453,672
Transferred at a point in time as agent	38,161	-	-	-	38,161
Transferred over time as principal	-	35,556	31,963	-	67,519
Total revenue from contracts with customers	$490,543	$35,556	$31,963	$1,290	$559,352

The following table provides a disaggregation of net sales by source and further disaggregates our revenue recognized from contracts with customers by timing and our position as principal or agent for the three-month period ended June 30, 2022 (in thousands):

	Three months ended June 30, 2022
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$380,693	$37,168	$25,941	$945	$444,747
Financing and other	4,983	-	-	8,629	13,612
Total	$385,676	$37,168	$25,941	$9,574	$458,359

Timing and position as principal or agent
Transferred at a point in time as principal	$335,714	$-	$-	$945	$336,659
Transferred at a point in time as agent	44,979	-	-	-	44,979
Transferred over time as principal	-	37,168	25,941	-	63,109
Total revenue from contracts with customers	$380,693	$37,168	$25,941	$945	$444,747

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended June 30,
	2023	2022
Customer end market:
Telecom, media & entertainment	$141,335	$128,277
SLED	109,405	64,602
Healthcare	86,656	68,512
Technology	73,403	69,862
Financial services	65,690	33,299
All others	89,196	84,233
Net sales	565,685	448,785
Less: revenue from financing and other	(7,623)	(4,983)
Total revenue from contracts with customers	$558,062	$443,802

Type:
Product
Networking	$245,188	$142,641
Cloud	172,044	164,733
Security	45,796	47,995
Collaboration	12,956	12,980
Other	22,182	17,327
Total product	498,166	385,676

Professional services	35,556	37,168
Managed services	31,963	25,941
Net sales	565,685	448,785
Less: revenue from financing and other	(7,623)	(4,983)
Total revenue from contracts with customers	$558,062	$443,802

We do not disaggregate sales by customer end market beyond the technology business level.

FINANCING SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing segment based on the nature of the arrangement. Our financing revenue generally consists of portfolio income, transactional gains, and post-contract earnings including month-to-month rents and the sales of off-lease equipment. All our revenues from contracts with customers within our financing segment is from the sales of off-lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our 2023 Annual Report. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report, as well as in our other filings with the SEC.

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We are a leading solutions provider in the areas of security, cloud, networking, collaboration, artificial intelligence, and emerging technologies to domestic and foreign organizations across all industry segments. We deliver actionable outcomes for organizations by using information technology (“IT”) and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud in an evolving market. As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, collaboration, and emerging technologies. Additionally, we offer flexible financing for purchases from us and from third parties. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premises and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of cloud, security, networking, and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Deepwatch, Dell EMC, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Pure Storage, Rubrik, Splunk, Varonis, and VMware, among many others. We are an authorized reseller of over 1,500 vendors, which enable us to provide our customers with new and evolving IT solutions. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology business segments accounted for 99% of our net sales and 94% of our operating income, while our financing segment accounted for 1% of our net sales and 6% of our operating income, for the three months ended June 30, 2023.

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

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with US GAAP, as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use Gross billings as an operational metric to assess the volume of transactions within our Technology business as well as to understand changes in our accounts receivable. We believe Gross billings will aid investors in the same manner.

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

The following table provides our key business metrics (in thousands, except per share amounts):

	Three Months Ended June 30,
Consolidated	2023	2022

Financial Metrics
Net sales	$574,175	$458,359

Gross profit	$142,273	$113,523
Gross margin	24.8%	24.8%
Operating income margin	8.1%	7.2%

Net earnings	$33,847	$22,339
Net earnings margin	5.9%	4.9%
Net earnings per common share - diluted	$1.27	$0.84

Non-GAAP Financial Metrics
Non-GAAP: Net earnings (1)	$37,687	$26,513
Non-GAAP: Net earnings per common share - diluted (1)	$1.41	$0.99

Adjusted EBITDA (2)	$53,879	$38,304
Adjusted EBITDA margin	9.4%	8.4%

Technology Business

Financial Metrics
Net sales	$565,685	$448,785

Gross profit	$135,912	$105,651
Gross margin	24.0%	23.5%

Operating income	$43,498	$29,219

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$50,949	$34,254

Operational Metric
Gross billings (3)
Cloud	$258,924	$253,337
Networking	276,645	165,626
Security	147,343	145,349
Collaboration	22,161	34,775
Other	69,761	49,009
Product gross billings	774,834	648,096
Service gross billings	67,136	68,167
Total gross billings	$841,970	716,263

Financing Segment

Financial Metrics
Net sales	$8,490	$9,574

Gross profit	$6,361	$7,872

Operating income	$2,834	$3,964

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$2,930	$4,050

(1)
Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition and integration expenses, and the related tax effects.

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

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2023	2022
GAAP: Earnings before tax	$46,522	$31,030
Share based compensation	2,205	1,773
Acquisition related amortization expense	3,469	2,183
Other (income) expense	(190)	2,153
Non-GAAP: Earnings before provision for income taxes	52,006	37,139

GAAP: Provision for income taxes	12,675	8,691
Share based compensation	607	508
Acquisition related amortization expense	952	617
Other (income) expense	(52)	616
Tax benefit (expense) on restricted stock	137	194
Non-GAAP: Provision for income taxes	14,319	10,626

Non-GAAP: Net earnings	$37,687	$26,513

	Three Months Ended June 30,
	2023	2022
GAAP: Net earnings per common share - diluted	$1.27	$0.84

Share based compensation	0.06	0.04
Acquisition and integration expense	-	-
Acquisition related amortization expense	0.09	0.06
Other (income) expense	-	0.06
Tax benefit (expense) on restricted stock	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.14	0.15

Non-GAAP: Net earnings per common share - diluted	$1.41	$0.99

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended June 30,
Consolidated	2023	2022
Net earnings	$33,847	$22,339
Provision for income taxes	12,675	8,691
Share based compensation	2,205	1,773
Interest and financing costs	550	138
Depreciation and amortization	4,792	3,210
Other income (expense)	(190)	2,153
Adjusted EBITDA	$53,879	$38,304

Technology Business
Operating income	$43,498	$29,219
Depreciation and amortization	4,764	3,182
Share based compensation	2,137	1,715
Interest and financing costs	550	138
Adjusted EBITDA	$50,949	$34,254

Financing Segment
Operating income	$2,834	$3,964
Depreciation and amortization	28	28
Share based compensation	68	58
Adjusted EBITDA	$2,930	$4,050

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended June 30, 2023, increased 25.3% to $574.2 million, or an increase of $115.8 million compared to $458.4 million in the same three-month period in the prior year. The increase in net sales was driven by higher revenues from our technology business segments, offset by lower revenues from our financing segment. The increase in sales from the technology business segments was due to increases in both product and managed services sales, driven by increased demand from our customers, including customers from the Network Solutions Group (“NSG”) and Future Com acquisitions. These increases were offset by lower professional service sales due to lower staff augmentation revenues due to softer demand by our customers. The decline in revenues from our financing segment was due to lower transactional gains from the sale of financial assets and lower month-to-month rents.

Gross billings from our technology business segments for the three months ended June 30, 2023, increased by 17.6%, or $125.7 million, to $842.0 million compared to $716.3 million in the same three-month period in the prior year. Gross billings increased due to both organic customer demand as well as from the acquisitions of NSG and Future Com.

Gross profit: Gross profit for the three months ended June 30, 2023, increased 25.3%, to $142.3 million, compared to $113.5 million in the same three-month period in the prior year due to increased net sales volume. Overall, gross margins were consistent quarter over quarter as higher product margins in our technology business were offset by lower margins in our financing segment.

Operating expenses: Operating expenses for the three months ended June 30, 2023, increased $15.6 million, or 19.4%, to $95.9 million, as compared to $80.3 million for the same three-month period in the prior year. Our increase in operating expenses was primarily due to an increase of $12.1 million in salaries and benefits, mainly driven by an increase in headcount as well as higher variable compensation corresponding to the increase in gross profit. As of June 30, 2023, we had 1,853 employees, an increase of 13.2% from 1,637 as of June 30, 2022.

General and administrative expenses also increased $1.6 million for the three-months ended June 30, 2023, compared to the three months ended June 30, 2022, as we had higher software, subscription and maintenance fees and travel and entertainment costs. Travel and entertainment increased due to the return of in-person business meetings and events. In addition, we had higher professional fees, mainly driven by certain internal projects.

Depreciation and amortization increased $1.6 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, due to increased amortization of intangible assets from the acquisition of NSG. Interest and financing costs increased $0.5 million for the three months ended June 30, 2023, compared to the same three-month period in the prior year due to higher outstanding borrowings. Offsetting these increases was a decrease of $0.2 million in provision for credit losses.

Operating income: As a result of the foregoing, operating income for the three months ended June 30, 2023, increased $13.1 million, or 39.6%, to $46.3 million, as compared to $33.2 million for the three months ended June 30, 2022, and operating margin increased by 90 basis points to 8.1%. The increase in operating income was due to increases from our technology business segments, which was offset by lower operating income from our financing segment.

Adjusted EBITDA for the three months ended June 30, 2023, was $53.9 million, an increase of $15.6 million, or 40.7%, compared to the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended June 30, 2023, increased 100 basis points to 9.4%, as compared to the three months ended June 30, 2022, of 8.4%. The increase in Adjusted EBITDA was due to increases from our technology business, which was offset by lower Adjusted EBITDA from our financing segment.

Net earnings per common share diluted for the three months ended June 30, 2023, increased $0.43, or 51.2%, to $1.27 per share, as compared to $0.84 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share diluted for the three months ended June 30, 2023, increased $0.42, or 42.4%, to $1.41 per share, as compared to $0.99 per share for the three months ended June 30, 2022.

SEGMENT OVERVIEW

TECHNOLOGY BUSINESS SEGMENTS

Our technology business includes three segments: product, professional services and managed services as further discussed below.

•
Product segment: Our product segment consists of the sale of third-party hardware, third-party perpetual and subscription software, and third-party maintenance, software assurance, and other third-party services. The product segment also includes internet-based business-to-business supply chain management solutions for IT products.

•
Professional services segment: Our professional services segment includes our advanced professional services to our customers that are performed under time and materials, fixed fee, or milestone contracts. Professional services include cloud consulting, staff augmentation services, and project management services.

•
Managed services segment: Our managed services segment includes our advanced managed services that include managing various aspects of our customers’ environments and are billed in regular intervals over a contract term, usually between three to five years. Managed services also include security solutions, storage-as-a-service, cloud hosted services, cloud managed services, and service desk.

This is the first quarterly period in which we are reporting these three separate segments within our technology business as we previously consolidated this information within a single technology segment. Based upon our current business and operations, we intend to continue reporting these three segments that will comprise our technology business.

Our technology business segments sell primarily to corporations, state and local governments, and higher education institutions. Customers of our technology business may have a customer master agreement (“CMA”) with our company, which stipulates the terms and conditions of the commercial relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses. Our service engagements are generally governed by statements of work and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

We endeavor to minimize the cost of sales in our product segment through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as variable discounts applied against the list price, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain, and these programs continually change; therefore, there is no guarantee of future reductions of costs provided by these vendor consideration programs.

FINANCING SEGMENT

Our financing segment offers financing solutions to corporations, government contractors, state and local governments, and educational institutions in the US, which accounts for most of our transactions, and to corporations in select international markets including Canada, the UK, and the EU. The financing segment derives revenue from leasing IT equipment, medical equipment, and other equipment, and the disposition of that equipment at the end of the lease. The financing segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance, and other services.

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

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may fluctuate due to customer demand for our products and services, supplier costs, product availability, changes in vendor incentive programs, interest rate fluctuations, currency fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by hiring additional staff for specific targeted market areas and roles whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may impact our operating results.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2023, compared to the three months ended June 30, 2022

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percent Change
Financial Metrics
Net sales
Product	$498,166	$385,676	$112,490	29.2%
Professional Services	35,556	37,168	(1,612)	(4.3%)
Managed Services	31,963	25,941	6,022	23.2%
Total	565,685	448,785	116,900	26.0%

Gross Profit
Product	111,391	83,168	28,223	33.9%
Professional Services	14,724	15,055	(331)	(2.2%)
Managed Services	9,797	7,428	2,369	31.9%
Total	135,912	105,651	30,261	28.6%

Selling, general, and administrative	87,100	73,112	13,988	19.1%
Depreciation and amortization	4,764	3,182	1,582	49.7%
Interest and financing costs	550	138	412	298.6%
Operating expenses	92,414	76,432	15,982	20.9%

Operating income	$43,498	$29,219	$14,279	48.9%

Key Metrics & Other Information
Gross billings	$841,970	$716,263	$125,707	17.6%

Adjusted EBITDA	$50,949	$34,254	$16,695	48.7%
Product margin	22.4%	21.6%
Professional service margin	41.4%	40.5%
Managed service margin	30.7%	28.6%

Net sales by customer end market:
Telecom, media & entertainment	$141,335	$128,277	$13,058	10.2%
SLED	109,405	64,602	44,803	69.4%
Healthcare	86,656	68,512	18,144	26.5%
Technology	73,403	69,862	3,541	5.1%
Financial services	65,690	33,299	32,391	97.3%
All others	89,196	84,233	4,963	5.9%
Total	$565,685	$448,785	$116,900	26.0%

Net sales by type:
Networking	$245,188	$142,641	$102,547	71.9%
Cloud	172,044	164,733	7,311	4.4%
Security	45,796	47,995	(2,199)	(4.6%)
Collaboration	12,956	12,980	(24)	(0.2%)
Other	22,182	17,327	4,855	28.0%
Total Products	498,166	385,676	112,490	29.2%

Professional services	35,556	37,168	(1,612)	(4.3%)
Managed services	31,963	25,941	6,022	23.2%
Total	$565,685	$448,785	$116,900	26.0%

Net sales: Net sales of the combined technology business for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, driven by demand from customers in telecom, media, and entertainment, financial services, SLED, and healthcare industries.

Product segment sales for the three months ended June 30, 2023, increased compared to the same three-month period in the prior year due to higher sales of networking equipment and cloud products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. In addition, the increase in net product sales during this three-month period, was due to demand from customers from the NSG and Future Com acquisitions, which combined contributed $34.8 million to the increase in product net sales. Also contributing to the increase in product sales were improvements in the supply chain, particularly networking products.

Professional services segment sales for the three months ended June 30, 2023, decreased compared to the three months ended June 30, 2022, due to a decrease in staff augmentation revenue of $1.9 million primarily related to softer demand from customers. Offsetting this decline was higher project related services of $0.3 million.

Managed services segment sales for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, due to ongoing expansion of these service offerings primarily related to ongoing growth in Enhanced Maintenance Support (“EMS”) and Security Operations Center (“SOC”) revenue.

Gross profit: Gross profit of the combined technology business segments for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, due to the increase in product and managed service sales. Gross margin increased during this three-month period due to higher product, professional service, and managed service margins.

Product segment margin for the three months ended June 30, 2023, increased by 80 basis points from the same three-month period in the prior year as higher up-front margins were offset by lower vendor rebates and a lower proportion of sales of third-party maintenance, software assurance, subscriptions/SaaS licenses, and services, which was recognized on a net basis. The increase in margin was due to the timing of customer buying cycles and specific IT initiatives.

Professional services segment margins for the three months ended June 30, 2023, increased by 90 basis points from the same three-month period in the prior year primarily due to a shift in mix toward higher margin project-based services.

Managed services segment margins for the three months ended June 30, 2023, increased by 210 basis points from the same three-month period in the prior year due to improved margins as we continue to scale these service offerings.

Selling, general, and administrative: Selling, general, and administrative expenses for the three technology business segments for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, mainly due to increases in salaries and benefits.

Salaries and benefits for the three months ended June 30, 2023, increased $12.4 million, or 20.1% to $74.1 million, as compared to $61.7 million for the same period in the prior year, due to an increase of $8.0 million in salaries and benefits, mainly driven by increased headcount, and an increase of $4.4 million in variable compensation because of the increase in gross profit. Our three technology business segments had an aggregate of 1,818 employees as of June 30, 2023, an increase of 216 from 1,602 as of June 30, 2022, of which 83 were from the acquisition of NSG. In total, we added 171 additional customer-facing employees for the three months ended June 30, 2023, compared to the same three-month period in the prior year, of which 84 were professional services and technical support personnel due to demand for our services.

General and administrative expenses for the three technology business segments for the three months ended June 30, 2023, increased $1.4 million, or 12.5%, to $12.5 million, as compared to $11.1 million for the same three-month period in the prior year, due to higher professional fees of $0.8 million, mainly driven by certain internal projects. In addition, we incurred higher travel and entertainment costs of $0.2 million due to the return of in-person business meetings and events.

Provision for credit losses for the three technology business segments for the three months ended June 30, 2023, was $0.5 million, as compared to $0.3 million for the same three-month period in the prior year. Our higher provision for credit losses for the three months ended June 30, 2023, was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization of the three technology business segments for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, primarily due to more amortization from intangible assets acquired in the NSG acquisition.

Interest and financing costs: Interest and financing costs of the three technology business segments for the three months ended June 30, 2023, increased compared to the three months ended June 30, 2022, due to higher average borrowings outstanding and higher interest rates under our WFCDF Credit Facility.

FINANCING SEGEMENT

The results of operations for our financing segment were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change	Percent Change
Financial Metrics
Portfolio earnings	$3,073	$2,673	$400	15.0%
Transactional gains	1,279	1,835	(556)	(30.3%)
Post-contract earnings	3,634	4,726	(1,092)	(23.1%)
Other	504	340	164	48.2%
Net sales	$8,490	$9,574	$(1,084)	(11.3%)

Gross profit	6,361	7,872	(1,511)	(19.2%)

Selling, general, and adminstrative	3,198	3,655	(457)	(12.5%)
Depreciation and amortization	28	28	-	0.0%
Interest and financing costs	301	225	76	33.8%
Operating expenses	3,527	3,908	(381)	(9.7%)

Operating income	$2,834	$3,964	$(1,130)	(28.5%)

Key Metrics & Other Information
Adjusted EBITDA	$2,930	$4,050	$(1,120)	(27.7%)

Net sales: Net sales for the three months ended June 30, 2023, decreased due to lower post-contract earnings and transactional gains. Post-contract earnings decreased due to lower month-to-month rents. Transactional gains decreased compared to the prior year due to lower margin from financial assets sold during the quarter. Total proceeds from sales of financing receivables were $61.4 million and $52.5 million for the three months ended June 30, 2023, and 2022, respectively.

Gross Profit: Gross profit for the three months ended June 30, 2023, decreased compared to the three months ended June 30, 2022, due to higher cost of sales on off-lease equipment and direct lease costs, which were offset slightly by lower depreciation expense from operating leases.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2023, decreased compared to the three months ended June 30, 2022, due to reduced provision for credit losses because of changes in our net credit exposure. In addition, salaries and benefits decreased, mainly driven by a decrease in variable compensation due to the decline in gross profit. These decreases are offset by a slight increase in general and administrative costs due to the deployment of a hosted lease accounting software in August 2022, as we incurred higher professional fees following the implementation of this software platform, as well as higher software license and maintenance costs including amortization of the costs to implement the hosted software.

Interest and financing costs: Interest and financing costs for the three months ended June 30, 2023, increased slightly compared to the three months ended June 30, 2022, due to higher interest rates. As of June 30, 2023, our non-recourse notes payable decreased to $20.2 million from $26.4 million in the prior year. Our weighted average interest rate for non-recourse notes payable was 5.22% and 3.78% as of June 30, 2023, and 2022, respectively.

CONSOLIDATED

Other income (expense), net: Other income (expense), net, for the three months ended June 30, 2023, increased to $0.2 million, compared to a net expense of $2.2 million in the prior year. We incurred $0.4 million of interest and dividend income on investments, offset by foreign currency transaction losses of $0.2 million during the three months ended June 30, 2023, compared to foreign currency transaction losses of $2.2 million in the same three-month period in the prior year.

Provision for income taxes: Our provision for income tax expense was $12.7 million for the three months ended June 30, 2023, as compared to $8.7 million for the same three-month period in the prior year. Our effective tax rate for the three months ended June 30, 2023, was 27.2%, compared with 28.0% for the same period in the prior year. Our effective tax rate was lower for the three months ended June 30, 2023, as compared to the prior year, primarily due to a lower state effective tax rate.

Net earnings: Net earnings for the three months ended June 30, 2023, were $33.8 million, an increase of 51.5% or $11.5 million, as compared to $22.3 million in the prior year. The net earnings increase was due primarily to the increase in operating profits from our technology business.

Basic and fully diluted earnings per common share were both $1.27, for the three months ended June 30, 2023, an increase of 51.2% over the prior year. Basic and fully diluted earnings per common share were both $0.84, for the three months ended June 30, 2022.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were both 26.6 million for the three months ended June 30, 2023. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.5 million and 26.7 million, respectively, for the three months ended and June 30, 2022.

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

Our borrowings in our technology business segments are through our WFCDF Credit Facility. Our borrowings in our financing segment are primarily through secured borrowings that involve transferring all or part of the contractual payments due to us to third-party financing institutions.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the three months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(20,900)	$(102,943)
Net cash used in investing activities	(63,097)	(1,692)
Net cash provided by (used in) financing activities	82,605	31,111
Effect of exchange rate changes on cash	(127)	1,634
Net deccrease in cash and cash equivalents	$(1,519)	$(71,890)

Cash flows from operating activities: We used $20.9 million in operating activities during the three months ended June 30, 2023, compared to using $102.9 million for the three months ended June 30, 2022. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Months Ended June 30,
	2023	2022
Technology business	$(48,259)	$(104,645)
Financing segment	27,359	1,702
Net cash used in operating activities	$(20,900)	$(102,943)

Technology business: For the three months ended June 30, 2023, our technology business used $48.3 million from operating activities primarily due to increases in our accounts receivable of $159.3 million, offset by an increase in accounts payable - trade of $60.2 million and net earnings. Further, we had net borrowings on the floor plan component of our credit facility of $32.3 million. We use this credit facility to manage working capital needs, however, we present changes in this balance as financing activity in our consolidated statement of cash flows.

For the three months ended June 30, 2022, our technology business used $104.6 million from operating activities primarily due to increases in our accounts receivable and inventories, offset by net earnings. Further, we had net repayments on the floor plan component of our credit facility of $7.3 million.

To manage our working capital, we monitor our cash conversion cycle for our technology business, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our Technology business:

	As of June 30,
	2023	2022
(DSO) Days sales outstanding (1)	62	59
(DIO) Days inventory outstanding (2)	32	30
(DPO) Days payable outstanding (3)	(46)	(45)
Cash conversion cycle	48	44

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our technology business at the end of the period divided by Gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net for our technology business at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our technology business at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

Our cash conversion cycle increased to 48 days as of June 30, 2023, as compared to 44 days as of June 30, 2022. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DPO increased 1 day as of June 30, 2023. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30-60 days from the invoice date. Our DSO increased 3 days to 62 days as of June 30, 2023, compared to June 30, 2022, reflecting higher sales to customers with terms greater than or equal to net 60 days. Our DIO increased to 32 days as of June 30, 2023, compared to 30 days as of June 30, 2022.

Financing segment: For the three months ended June 30, 2023, our financing segment provided $27.4 million from operating activities, primarily due to an increase in accounts payable-trade offset by increases in financing receivables-net. In the three months ended June 30, 2022, our financing segment provided $1.7 million from operating activities, primarily due to net earnings, decreases in accounts receivable, and increases in accounts payable-trade offset by increases in financing receivables-net.

Cash flows related to investing activities: For the three months ended June 30, 2023, we used $63.1 million from investing activities, consisting of $59.6 million for the acquisition of NSG, and $3.7 million for purchases of property, equipment and operating lease equipment offset by $0.2 million of proceeds from the sale of property, equipment, and operating lease equipment. For the three months ended June 30, 2022, we used $1.7 million from investing activities, consisting of $1.8 million for purchases of property, equipment and operating lease equipment offset by $0.1 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the three months ended June 30, 2023, cash provided by financing activities was $82.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $56.4 million, net borrowings on the floor plan component of our credit facility of $32.3 million, and proceeds of issuance of common stock to employees under an employee stock purchase plan of $1.4 million, partially offset by $7.5 million in cash used to repurchase outstanding shares of our common stock. For the three months ended June 30, 2022, cash provided by financing activities was $31.1 million, consisting of net borrowings of non-recourse and recourse notes payable of $45.6 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $7.3 million in net repayments on the floor plan component of our credit facility.

Our borrowing of recourse and non-recourse notes payable primarily arises from our financing segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of non-recourse or recourse notes payable.

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

CREDIT FACILITY – TECHNOLOGY BUSINESS

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology business through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 8 “Notes Payable and Credit Facility” to the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for additional information concerning our WFCDF Credit Facility.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology business and as an operational function of our accounts payable process.

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

As of June 30, 2023, and March 31, 2023, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $182.9 million and $134.6 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of June 30, 2023, the outstanding balance under the revolving credit facility was $52.0 million. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current. As of March 31, 2023, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both June 30, 2023, and March 31, 2023.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of June 30, 2023, we were not involved in any unconsolidated special purpose entity transactions.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more public equipment leasing and financing companies, IT resellers, software competitors, or our major customers or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

CRITICAL ACCOUNTING ESTIMATES

As disclosed in Note 2, “Recent Accounting Pronouncements,” we adopted a new standard on accounting for contract assets and contract liabilities from contracts with customers in a business combination in the second quarter of our fiscal year 2023. Under this new standard, we apply Accounting Standards Codification Topic 606, Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers. Other than this change, our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of June 30, 2023, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2023 through April 30, 2023	40,180	$48.14	40,180	957,320
May 1, 2023 through May 31, 2023	47,685	$44.43	47,685	909,635
June 1, 2023 through June 30, 2023	59,621	$55.64	5,676	994,324
Total	147,486		93,541

(1)
All shares were acquired in open-market purchases, except for 53,945 shares, which were repurchased in June 2023 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. As of May 27, 2023, the authorization under the then-existing share repurchase plan expired. On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended June 30, 2023, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended November 9, 2021 (Incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the period ended March 31, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022)

10.1	Form of Restricted Stock Award Agreement (for awards granted to U.S. employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan)

10.2	Form of Restricted Stock Award Agreement (for awards granted to U.K. employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan)

10.3	Form of Stock Agreement (for awards granted to non-employee directors under and subject to the provisions of the ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 7, 2023	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and
President
(Principal Executive Officer)

Date: August 7, 2023	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)