Form 10-Q
period 2023-09-30
EPLUS INC
filed 2023-11-08
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 3, 2023, was 26,932,046.

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
•
supply chain issues, including a shortage of Information Technology (“IT”) products, may increase our costs or cause a delay in fulfilling customer orders, or increase our need for working capital, or delay completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;

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

•	the possibility of a reduction of vendor incentives provided to us;
•	our dependency on continued innovations in hardware, software, and service offerings by our vendors and our ability to partner with them;
•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or failure to integrate a completed acquisition may affect our earnings;
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2023	March 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$82,498	$103,093
Accounts receivable—trade, net	650,017	504,122
Accounts receivable—other, net	73,264	55,508
Inventories	222,122	243,286
Financing receivables—net, current	136,294	89,829
Deferred costs	44,258	44,191
Other current assets	60,775	55,101
Total current assets	1,269,228	1,095,130

Financing receivables and operating leases—net	68,582	84,417
Deferred tax asset	3,682	3,682
Property, equipment, and other assets	72,153	70,447
Goodwill	158,199	136,105
Other intangible assets—net	46,942	25,045
TOTAL ASSETS	$1,618,786	$1,414,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$295,855	$220,159
Accounts payable—floor plan	168,601	134,615
Salaries and commissions payable	38,607	37,336
Deferred revenue	118,910	114,028
Recourse notes payable—current	2,016	5,997
Non-recourse notes payable—current	41,824	24,819
Other current liabilities	34,555	24,372
Total current liabilities	700,368	561,326

Non-recourse notes payable - long-term	9,717	9,522
Deferred tax liability	721	715
Other liabilities	62,284	60,998
TOTAL LIABILITIES	773,090	632,561

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,942 outstanding at September 30, 2023 and 26,905 outstanding at March 31, 2023	274	272
Additional paid-in capital	173,318	167,303
Treasury stock, at cost, 424 shares at September 30, 2023 and 261 shares at March 31, 2023	(22,375)	(14,080)
Retained earnings	693,713	627,202
Accumulated other comprehensive income—foreign currency translation adjustment	766	1,568
Total Stockholders’ Equity	845,696	782,265
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,618,786	$1,414,826

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net sales
Product	$516,609	$428,545	$1,023,265	$823,795
Services	71,002	65,161	138,521	128,270
Total	587,611	493,706	1,161,786	952,065
Cost of sales
Product	398,234	317,127	787,138	621,337
Services	45,012	43,275	88,010	83,901
Total	443,246	360,402	875,148	705,238

Gross profit	144,365	133,304	286,638	246,827

Selling, general, and administrative	92,652	84,704	182,950	161,471
Depreciation and amortization	5,630	3,568	10,422	6,778
Interest and financing costs	1,220	925	2,071	1,288
Operating expenses	99,502	89,197	195,443	169,537

Operating income	44,863	44,107	91,195	77,290

Other income (expense), net	117	(3,866)	307	(6,019)

Earnings before tax	44,980	40,241	91,502	71,271

Provision for income taxes	12,316	11,772	24,991	20,463

Net earnings	$32,664	$28,469	$66,511	$50,808
Net earnings per common share—basic	$1.23	$1.07	$2.50	$1.91
Net earnings per common share—diluted	$1.22	$1.07	$2.49	$1.91

Weighted average common shares outstanding—basic	26,624	26,578	26,588	26,546
Weighted average common shares outstanding—diluted	26,679	26,623	26,659	26,671

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

NET EARNINGS	$32,664	$28,469	$66,511	$50,808

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(1,749)	(1,071)	(802)	(2,410)

Other comprehensive loss	(1,749)	(1,071)	(802)	(2,410)

TOTAL COMPREHENSIVE INCOME	$30,915	$27,398	$65,709	$48,398

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$66,511	$50,808

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,285	9,539
Provision for credit losses	1,079	1,739
Share-based compensation expense	4,619	3,731
Gain on disposal of property, equipment, and operating lease equipment	(293)	(3,052)
Changes in:
Accounts receivable	(145,632)	(93,103)
Inventories—net	21,739	(122,182)
Financing receivables—net	(29,018)	(23,164)
Deferred costs and other assets	(5,436)	(24,711)
Accounts payable—trade	69,537	49,626
Salaries and commissions payable, deferred revenue, and other liabilities	14,945	31,098
Net cash provided by (used in) operating activities	10,336	(119,671)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	377	3,114
Purchases of property, equipment and operating lease equipment	(5,608)	(2,410)
Cash used in acquisitions, net of cash acquired	(48,603)	(12,998)
Net cash used in investing activities	(53,834)	(12,294)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	191,639	142,271
Repayments of non-recourse and recourse notes payable	(180,103)	(54,597)
Proceeds from issuance of common stock	1,398	-
Repurchase of common stock	(8,352)	(7,224)
Net borrowings (repayments) on floor plan facility	18,032	(9,108)
Net cash provided by financing activities	22,614	71,342

Effect of exchange rate changes on cash	289	4,776

Net decrease in cash and cash equivalents	(20,595)	(55,847)

Cash and cash equivalents, beginning of period	103,093	155,378

Cash and cash equivalents, end of period	$82,498	$99,531

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,875	$1,111
Cash paid for income taxes	$22,657	$28,878
Cash paid for amounts included in the measurement of lease liabilities	$2,543	$2,300

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$25	$35
Purchases of property, equipment, and operating lease equipment	$(282)	$(720)
Consideration for acquisitions	$-	$(290)
Borrowing of non-recourse and recourse notes payable	$21,387	$15,532
Vesting of share-based compensation	$9,328	$9,811
Repurchase of common stock	$(65)	$-
New operating lease assets obtained in exchange for lease obligations	$3,122	$2,353

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	-
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291

Issuance of restricted stock awards	10	-	-	-	-	-	-
Share-based compensation	-	-	2,414	-	-	-	2,414
Repurchase of common stock	(15)	-	-	(924)	-	-	(924)
Net earnings	-	-	-	-	32,664	-	32,664
Foreign currency translation adjustment	-	-	-	-	-	(1,749)	(1,749)

Balance, September 30, 2023	26,942	$274	$173,318	$(22,375)	$693,713	$766	$845,696

	Six Months Ended September 30, 2022
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)

Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288

Issuance of restricted stock awards	13	1	-	-	-	-	1
Share-based compensation	-	-	1,958	-	-	-	1,958
Net earnings	-	-	-	-	28,469	-	28,469
Foreign currency translation adjustment	-	-	-	-	-	(1,071)	(1,071)

Balance, September 30, 2022	26,906	$272	$163,211	$(13,958)	$558,654	$(2,534)	$705,645

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides IT solutions that enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional services, managed services, and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises, with customers in the United States (“US”) and in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition. During the quarter ended June 30, 2023, we split our technology segment into new segments—product, professional services, and managed services—to provide our management the ability to better manage and allocate resources among the separate components of our technology business. Our professional services and managed services are a significant component of our growth and long-term strategic initiatives. Subsequently, we manage and report our operating results through four operating segments: product, professional services, managed services, and financing. For additional information, see Note 16, “Segment Reporting”.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the six months ended September 30, 2023, and 2022, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the six months ended September 30, 2023, and 2022, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2024, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. These financial statements should be read in conjunction with the information contained in our annual report on Form 10-K for the year ended March 31, 2023 (“2023 Annual Report”), and our Form 8-K that we filed with the SEC on October 6, 2023, which recasts the disclosures in certain portions of our 2023 Annual Report to reflect changes in our reportable segments.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 53% and 39% of our technology business net sales for the three months ended September 30, 2023, and 2022, respectively, and 49% and 37% of our technology business net sales for the six months ended September 30, 2023, and 2022, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2023, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS— In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. It is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. This update is effective for us beginning in the first quarter of our fiscal year ending March 31, 2024, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in the first quarter of our fiscal year ending March 31, 2025. We adopted the standard during the first quarter of fiscal year ending March 31, 2024, except for the roll forward requirement, which will be adopted during the first quarter of fiscal year ending March 31, 2025. The adoption of the standard resulted in new disclosures only for amounts presented within Accounts payable – floor plan. For additional information on the new disclosures, see Note 8, “Notes Payable and Credit Facility”.

3.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $59.4 million and $70.4 million of receivables from contracts with customers included within financing receivables as of September 30, 2023, and March 31, 2023, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	September 30, 2023	March 31, 2023
Current (included in deferred revenue)	$118,410	$113,713
Non-current (included in other liabilities)	$48,331	$47,217

Revenue recognized from the beginning contract liability balance was $23.4 million and $54.3 million for the three and six months ended September 30, 2023, respectively, and $17.5 million and $42.4 million for the three and six months ended September 30, 2022, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2024	$40,911
Year ending March 31, 2025	41,630
Year ending March 31, 2026	20,151
Year ending March 31, 2027	7,167
Year ending March 31, 2028 and thereafter	3,797
Total remaining performance obligations	$113,656

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and six months ended September 30, 2023, and 2022 (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2023	2022	2023	2022
Net sales	$4,872	$4,506	$12,495	$9,489
Cost of sales	4,132	3,769	11,523	7,836
Gross profit	$740	$737	$972	$1,653

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2023, and 2022 (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2023	2022	2023	2022
Interest income on sales-type leases	$1,624	$819	$2,986	$1,680
Lease income on operating leases	$2,801	$4,659	$5,609	$9,241

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Lease	Financing
September 30, 2023	Receivable	Receivables	Receivables
Gross receivables	$141,236	$71,058	$212,294
Unguaranteed residual value (1)	-	8,794	8,794
Unearned income	(4,147)	(14,387)	(18,534)
Allowance for credit losses (2)	(921)	(1,428)	(2,349)
Total, net	$136,168	$64,037	$200,205
Reported as:
Current	$102,917	$33,377	$136,294
Long-term	33,251	30,660	63,911
Total, net	$136,168	$64,037	$200,205

(1)	Includes unguaranteed residual values of $4,027 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$117,008	$60,157	$177,165
Unguaranteed residual value (1)	-	8,161	8,161
Unearned income	(5,950)	(8,050)	(14,000)
Allowance for credit losses (2)	(801)	(981)	(1,782)
Total, net	$110,257	$59,287	$169,544
Reported as:
Current	$65,738	$24,091	$89,829
Long-term	44,519	35,196	79,715
Total, net	$110,257	$59,287	$169,544

(1)	Includes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30,	March 31,
	2023	2023
Cost of equipment under operating leases	$14,653	$15,301
Accumulated depreciation	(9,982)	(10,599)
Investment in operating lease equipment—net (1)	$4,671	$4,702

(1)	Amounts include estimated unguaranteed residual values of $1,643 thousand and $1,717 thousand as of September 30, 2023, and March 31, 2023, respectively

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2023, and March 31, 2023, we had financing receivables of $67.9 million and $35.7 million, respectively, and operating leases of $2.8 million and $2.5 million, respectively, which were collateral for non-recourse notes payable. See Note 8, ‘‘Notes Payable and Credit Facility.’’

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2023, and 2022, we recognized net gains of $6.9 million and $8.1 million, respectively, and total proceeds from these sales were $220.8 million and $376.4 million, respectively. For the six months ended September 30, 2023, and 2022, we recognized net gains of $8.2 million and $9.9 million, respectively, and total proceeds from these sales were $282.2 million and $428.9 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of September 30, 2023, and March 31, 2023, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of September 30, 2023, and March 31, 2023, the total potential payments that could result from these indemnities was immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.5 million and $1.2 million for the three months ended September 30, 2023, and September 30, 2022, respectively, and $3.0 million and $2.5 million for the six months ended September 30, 2023, and 2022, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2023 (in thousands):

		Professional	Managed
	Product	Services	Services	Total
Balance March 31, 2023 (1)	$106,497	$19,712	$9,896	$136,105
Acquisitions	19,672	2,456	-	22,128
Foreign currency translations	(27)	(5)	(2)	(34)
Balance September 30, 2023 (1)	$126,142	$22,163	$9,894	$158,199

(1)	Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that proceed our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

Our goodwill balance increased by $22.1 million over the six months ended September 30, 2023, due to $22.1 million in goodwill additions from our acquisition of Network Solutions Group (“NSG”). Please refer to  Note 15, “Business Combinations” for details of our acquisition.

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

During the first quarter ended June 30, 2023, we separated our technology segment into three new segments: product, professional services, and managed services. We concluded that each segment was one reporting unit. At that time, we allocated our goodwill to the reporting units affected using a relative fair value approach. We concluded that the fair value of each new reporting unit exceeded its carrying value. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on September 30, 2023, and March 31, 2023 (in thousands):

	September 30, 2023			March 31, 2023
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased intangibles	$115,372	$(68,832)	$46,540	$85,449	$(61,376)	$24,073
Capitalized software development	10,516	(10,114)	402	10,516	(9,544)	972
Total	$125,888	$(78,946)	$46,942	$95,965	$(70,920)	$25,045

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $4.0 million for the three months ended September 30, 2023, and $2.5 million for the three months ended September 30, 2022, and $7.5 million and $4.7 million for the six months ended September 30, 2023, and 2022, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the six months ended September 30, 2023, and 2022 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	508	122	449	1,079
Write-offs and other	(26)	(2)	(2)	(30)
Balance September 30, 2023	$3,054	$921	$1,428	$5,403

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	943	269	527	1,739
Write-offs and other	(71)	(1)	(1)	(73)
Balance September 30, 2022	$3,283	$976	$1,207	$5,466

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of September 30, 2023 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$79,740	$22,969	$6,850	$7,515	$80	$-	$117,154	$(36,784)	$80,370
Average CQR	12,731	5,500	1,614	85	-	5	19,935	(6,943)	12,992
Total	$92,471	$28,469	$8,464	$7,600	$80	$5	$137,089	$(43,727)	$93,362

Lease receivables:
High CQR	$16,364	$10,424	$2,543	$1,408	$287	$23	$31,049	$(4,524)	$26,525
Average CQR	13,926	12,574	3,345	518	26	-	30,389	(2,995)	27,394
Total	$30,290	$22,998	$5,888	$1,926	$313	$23	$61,438	$(7,519)	$53,919

Total amortized cost (1)	$122,761	$51,467	$14,352	$9,526	$393	$28	$198,527	$(51,246)	$147,281

(1)	Excludes unguaranteed residual values of $4,027 thousand that we retained after selling the related lease receivable.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

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

The following table provides an aging analysis of our financing receivables as of September 30, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,904	$992	$597	$3,493	$15,218	$18,711	$118,378	$137,089
Lease receivables	790	336	603	1,729	4,222	5,951	55,487	61,438
Total	$2,694	$1,328	$1,200	$5,222	$19,440	$24,662	$173,865	$198,527

The following table provides an aging analysis of our financing receivables as of March 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,020	$862	$473	$2,355	$7,703	$10,058	$101,000	$111,058
Lease receivables	1,068	463	864	2,395	5,413	7,808	48,238	56,046
Total	$2,088	$1,325	$1,337	$4,750	$13,116	$17,866	$149,238	$167,104

Our financial assets on nonaccrual status were not significant as of September 30, 2023, and March 31, 2023.

8.	NOTES PAYABLE AND CREDIT FACILITY

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

Under the accounts payable floor plan facility, we had an outstanding balance of $168.6 million and $134.6 million as of September 30, 2023, and March 31, 2023, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

Under the revolving credit facility, we had no balance outstanding as of September 30, 2023, and March 31, 2023. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of September 30, 2023, and March 31, 2023.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of September 30, 2023, and March 31, 2023, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of September 30, 2023, and March 31, 2023, we had $2.0 million and $6.0 million, respectively, arising from one installment payment arrangement within our technology business. Our payments under this installment agreement are due quarterly in amounts that are correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of both September 30, 2023, and March 31, 2023.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of September 30, 2023, and March 31, 2023, we had $51.5 million and $34.3 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.84% and 5.01%, as of September 30, 2023, and March 31, 2023, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of September 30, 2023, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2023, and 2022, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net earnings attributable to common shareholders - basic and diluted	$32,664	$28,469	$66,511	$50,808

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,624	26,578	26,588	26,546
Effect of dilutive shares	55	45	71	125
Weighted average shares common outstanding — diluted	26,679	26,623	26,659	26,671

Earnings per common share - basic	$1.23	$1.07	$2.50	$1.91

Earnings per common share - diluted	$1.22	$1.07	$2.49	$1.91

11.	STOCKHOLDERS’ EQUITY

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

During the six months ended September 30, 2023, we purchased 109,122 shares of our outstanding common stock at a value of $5.3 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of September 30, 2023, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

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

RESTRICTED STOCK ACTIVITY

For the six months ended September 30, 2023, we granted 12,454 restricted shares of our stock under the 2017 Director LTIP, and 152,865 restricted shares of our stock under the 2021 Employee LTIP. For the six months ended September 30, 2022, we granted 15,954 shares of our stock under the 2017 Director LTIP, and 138,643 restricted shares of our stock under the 2021 Employee LTIP. A summary of our restricted stock activity, is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2023	314,860	$49.57
Granted	165,319	$56.39
Vested	(165,943)	$46.12
Forfeited	(2,456)	$55.59
Nonvested September 30, 2023	311,780	$54.98

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at 6-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the six months ended September 30, 2023, we issued 36,697 shares at a price of $38.10 per share under the ESPP. As of September 30, 2023, there were 2.46 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards and our ESPP, and the related income tax benefit for the three and six months ended September 30, 2023, and 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Equity-based compensation expense	$2,414	$1,958	$4,619	$3,731
Income tax benefit	(661)	(574)	(1,261)	(1,071)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of September 30, 2023, the total unrecognized compensation expense related to non-vested restricted stock was $14.7 million, which is expected to be recognized over a weighted-average period of 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense to the plan for the three months ended September 30, 2023, and 2022, was $1.2 and $1.0 million, respectively. For the six months ended September 30, 2023, and 2022, our estimated contribution expense for the plan was $2.6 million and  $2.0 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $12.3 million and $25.0 million for the three and six months ended September 30, 2023, as compared to $11.8 million and $20.5 million for the same periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2023, was 27.4% and 27.3% respectively, compared with 29.3% and 28.7%, respectively, for the same periods in the prior year.  Our effective income tax rate for the three and six months ended September 30, 2023, was lower compared to the same periods in the prior year primarily due to lower state effective tax rates and less non-deductible executive compensation in the current period. The effective tax rate for the three and six months ended September 30, 2023, and September 30, 2022, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2023, and March 31, 2023 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Money market funds	$14,570	$14,570	$-	$-

March 31, 2023
Assets:
Money market funds	$8,880	$8,880	$-	$-

15.	BUSINESS COMBINATIONS

NETWORK SOLUTIONS GROUP (NSG)

On April 30, 2023, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of NSG, formerly a business unit of CCI Systems, Inc., a Michigan-based provider of networking services and solutions. This acquisition is helping to drive additional growth for us in the service provider end-markets with enhanced engineering, sales, and services delivery capabilities specific to the industry.

Our preliminary sum for consideration transferred is $48.6 million consisting of $59.6 million paid in cash at closing minus $11.0 million that was paid back to us during the quarter ended September 30, 2023, by the sellers based on adjustments to a determination of the total net assets delivered. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

We recognized goodwill related to this transaction of $9.7 million, which was originally assigned to our technology segment reporting unit. As a result of changes in our reporting units, we subsequently reassigned the goodwill to our product, professional services, and managed services segments. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes. The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2022, is not material.

16.	SEGMENT REPORTING

We manage and report our operating results through four operating segments: product, professional services, managed services, and financing. Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services. We refer to the product segment, professional services segment, and managed services segment collectively as our technology business. Our financing business segment consists of the financing of IT equipment, software, and related services to commercial enterprises, state and local governments, and government contractors.

We measure the performance of the segments within our technology business based on gross profit, while we measure our financing business segment based on operating income. We do not present asset information for our reportable segments as we do not provide asset information to our chief operating decision maker.

The following table provides reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales
Product	$500,937	$406,317	$999,103	$791,993
Professional services	38,270	38,050	73,826	75,218
Managed services	32,732	27,111	64,695	53,052
Financing	15,672	22,228	24,162	31,802
Total	587,611	493,706	1,161,786	952,065

Gross profit
Product	104,749	94,389	216,140	177,557
Professional services	15,796	14,697	30,520	29,752
Managed services	10,194	7,189	19,991	14,617
Financing	13,626	17,029	19,987	24,901
Total	144,365	133,304	286,638	246,827

Operating expenses
Technology business	94,856	84,372	187,270	160,804
Financing	4,646	4,825	8,173	8,733
Total	99,502	89,197	195,443	169,537

Operating income
Technology business	35,883	31,903	79,381	61,122
Financing	8,980	12,204	11,814	16,168
Total	44,863	44,107	91,195	77,290

Other income (expense), net	117	(3,866)	307	(6,019)

Earnings before tax	$44,980	$40,241	$91,502	$71,271

Depreciation and amortization
Technology business	$5,602	$3,540	$10,366	$6,722
Financing	28	28	56	56
Total	$5,630	$3,568	$10,422	$6,778

Interest and financing costs
Technology business	$661	$671	$1,211	$809
Financing	559	254	860	479
Total	$1,220	$925	$2,071	$1,288

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment
Technology business	$1,904	$611	$4,689	$1,897
Financing	6	22	919	513
Total	$1,910	$633	$5,608	$2,410

The following tables provide a disaggregation of net sales by source and further disaggregate our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended September 30, 2023
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$496,065	$38,270	$32,732	$2,835	$569,902
Financing and other	4,872	-	-	12,837	17,709
Total	$500,937	$38,270	$32,732	$15,672	$587,611

Timing and position as principal or agent
Transferred at a point in time as principal	$442,278	$-	$-	$2,835	$445,113
Transferred at a point in time as agent	53,787	-	-	-	53,787
Transferred over time as principal	-	38,270	32,732	-	71,002
Total revenue from contracts with customers	$496,065	$38,270	$32,732	$2,835	$569,902

	Six months ended September 30, 2023
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$986,608	$73,826	$64,695	$4,125	$1,129,254
Financing and other	12,495	-	-	20,037	32,532
Total	$999,103	$73,826	$64,695	$24,162	$1,161,786

Timing and position as principal or agent
Transferred at a point in time as principal	$894,660	$-	$-	$4,125	$898,785
Transferred at a point in time as agent	91,948	-	-	-	91,948
Transferred over time as principal	-	73,826	64,695	-	138,521
Total revenue from contracts with customers	$986,608	$73,826	$64,695	$4,125	$1,129,254

	Three months ended September 30, 2022
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$401,811	$38,050	$27,111	$6,923	$473,895
Financing and other	4,506	-	-	15,305	19,811
Total	$406,317	$38,050	$27,111	$22,228	$493,706

Timing and position as principal or agent
Transferred at a point in time as principal	$356,846	$-	$-	$6,923	$363,769
Transferred at a point in time as agent	44,965	-	-	-	44,965
Transferred over time as principal	-	38,050	27,111	-	65,161
Total revenue from contracts with customers	$401,811	$38,050	$27,111	$6,923	$473,895

	Six months ended September 30, 2022
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$782,503	$75,218	$53,052	$7,868	$918,641
Financing and other	9,490	-	-	23,934	33,424
Total	$791,993	$75,218	$53,052	$31,802	$952,065

Timing and position as principal or agent
Transferred at a point in time as principal	$692,559	$-	$-	$7,868	$700,427
Transferred at a point in time as agent	89,944	-	-	-	89,944
Transferred over time as principal	-	75,218	53,052	-	128,270
Total revenue from contracts with customers	$782,503	$75,218	$53,052	$7,868	$918,641

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30
	2023	2022	2023	2022
Customer end market:
Telecom, Media & Entertainment	$124,306	$118,454	$265,641	$246,731
Technology	110,948	96,160	184,351	166,021
State and local government and educational institutions	94,906	70,491	204,311	135,092
Healthcare	72,022	66,959	158,678	135,471
Financial Services	69,885	37,611	135,575	70,910
All others	99,872	81,803	189,068	166,038
Net sales	571,939	471,478	1,137,624	920,263
Less: Revenue from financing and other	(4,872)	(4,506)	(12,495)	(9,490)
Revenue from contracts with customers	$567,067	$466,972	$1,125,129	$910,773

Type:
Product
Networking	$268,636	$165,896	$513,824	$308,537
Cloud	135,068	148,992	307,112	313,725
Security	51,886	48,517	97,682	96,512
Collaboration	27,083	19,187	40,039	32,167
Other	18,264	23,725	40,446	41,052
Total product	500,937	406,317	999,103	791,993

Professional services	38,270	38,050	73,826	75,218
Managed services	32,732	27,111	64,695	53,052
Net sales	571,939	471,478	1,137,624	920,263
Less: Revenue from financing and other	(4,872)	(4,506)	(12,495)	(9,490)
Revenue from contracts with customers	$567,067	$466,972	$1,125,129	$910,773

We do not disaggregate sales by customer end market beyond the technology business.

FINANCING BUSINESS SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing business segment based on the nature of the arrangement. Our financing revenue generally consists of portfolio income, transactional gains, and post-contract earnings including month-to-month rents and the sales of off-lease equipment. All our revenues from contracts with customers within our financing business segment is from the sales of off-lease equipment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2023 (“2023 Annual Report”), and our Form 8-K that we filed with the SEC on October 6, 2023, which recasts the disclosures in certain portions of our 2023 Annual Report to reflect changes in our reportable segments. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report, as updated by our Form 8-K that we filed with the SEC on October 6, 2023, as well as in our other filings with the SEC.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology business segments accounted for 98% of our net sales and 87% of our operating income, while our financing segment accounted for 2% of our net sales and 13% of our operating income, for the six months ended September 30, 2023.

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

•
We are experiencing increases in prices from our suppliers, as well as rising wages and interest rates. We generally have been able to pass price increases to our customers. Our labor costs related to services we perform will take longer to pass to customers that have service engagements where prices may be set. Accordingly, inflation could have a material impact on our sales, gross profit, or operating costs in the future. Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available and more stringent assessment for our financing arrangements from our lender partners.

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

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with US GAAP, as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share. We use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use Gross billings as an operational metric to assess the volume of transactions within our technology business segments—product, professional services, and managed services—as well as to understand changes in our accounts receivable. We believe Gross billings will aid investors in the same manner.

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

Set forth in footnotes (1) and (2) of the tables that immediately follow the next paragraph, we set forth our reasons for using and presenting Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share-diluted in the tables and discussion that follow.

The following tables provide our key business metrics on a consolidated basis as well as our combined technology business segments and our financing business segment (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2023	2022	2023	2022

Financial metrics
Net sales	$587,611	$493,706	$1,161,786	$952,065

Gross profit	$144,365	$133,304	$286,638	$246,827
Gross margin	24.6%	27.0%	24.7%	25.9%
Operating income margin	7.6%	8.9%	7.8%	8.1%

Net earnings	$32,664	$28,469	$66,511	$50,808
Net earnings margin	5.6%	5.8%	5.7%	5.3%
Net earnings per common share - diluted	$1.22	$1.07	$2.49	$1.91

Non-GAAP financial metrics
Non-GAAP: Net earnings (1)	$37,166	$34,396	$74,853	$60,909
Non-GAAP: Net earnings per common share - diluted (1)	$1.40	$1.29	$2.81	$2.28

Adjusted EBITDA (2)	$53,568	$50,304	$107,447	$88,608
Adjusted EBITDA margin	9.1%	10.2%	9.2%	9.3%

Technology business segments

Financial Metrics
Net sales
Product	$500,937	$406,317	$999,103	$791,993
Professional services	38,270	38,050	73,826	75,218
Managed services	32,732	27,111	64,695	53,052
Total	$571,939	$471,478	$1,137,624	$920,263

Gross profit
Product	$104,749	$94,389	$216,140	$177,557
Professional services	15,796	14,697	30,520	29,752
Managed services	10,194	7,189	19,991	14,617
Total	$130,739	$116,275	$266,651	$221,926

Gross margin
Product	20.9%	23.2%	21.6%	22.4%
Professional services	41.3%	38.6%	41.3%	39.6%
Managed services	31.1%	26.5%	30.9%	27.6%
Total	22.9%	24.7%	23.4%	24.1%

Operating income	$35,883	$31,903	$79,381	$61,122

Non-GAAP financial metric
Adjusted EBITDA (2)	$44,496	$38,012	$95,445	$72,266

Operational metric
Gross billings (3)
Networking	$311,671	$196,426	$588,316	$362,052
Cloud	200,637	220,279	459,561	473,616
Security	143,340	170,026	290,683	315,375
Collaboration	51,770	38,099	73,931	72,874
Other	78,571	95,791	148,332	144,800
Product gross billings	785,989	720,621	1,560,823	1,368,717
Service gross billings	70,506	77,076	137,642	145,243
Total gross billings	$856,495	$797,697	$1,698,465	$1,513,960

Financing business segment

Financial metrics
Net sales	$15,672	$22,228	$24,162	$31,802
Gross profit	$13,626	$17,029	$19,987	$24,901
Operating income	$8,980	$12,204	$11,814	$16,168

Non-GAAP financial metric
Adjusted EBITDA (2)	$9,072	$12,292	$12,002	$16,342

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

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
GAAP: Earnings before tax	$44,980	$40,241	$91,502	$71,271
Share-based compensation	2,414	1,958	4,619	3,731
Acquisition related amortization expense	4,023	2,494	7,492	4,677
Other (income) expense	(117)	3,866	(307)	6,019
Non-GAAP: Earnings before provision for income taxes	51,300	48,559	103,306	85,698

GAAP: Provision for income taxes	12,316	11,772	24,991	20,463
Share-based compensation	665	572	1,272	1,080
Acquisition related amortization expense	1,106	720	2,058	1,337
Other (income) expense	(32)	1,128	(84)	1,744
Tax benefit (expense) on restricted stock	79	(29)	216	165
Non-GAAP: Provision for income taxes	14,134	14,163	28,453	24,789

Non-GAAP: Net earnings	$37,166	$34,396	$74,853	$60,909

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
GAAP: Net earnings per common share - diluted	$1.22	$1.07	$2.49	$1.91

Share-based compensation	0.07	0.05	0.13	0.09
Acquisition related amortization expense	0.11	0.07	0.20	0.13
Other (income) expense	-	0.10	-	0.16
Tax benefit (expense) on restricted stock	-	-	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.18	0.22	0.32	0.37

Non-GAAP: Net earnings per common share - diluted	$1.40	$1.29	$2.81	$2.28

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other income. Adjusted EBITDA presented for the technology business segments and the financing business segment is defined as operating income calculated in accordance with US GAAP, adjusted for interest expense, share-based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing business segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2023	2022	2023	2022
Net earnings	$32,664	$28,469	$66,511	$50,808
Provision for income taxes	12,316	11,772	24,991	20,463
Share-based compensation	2,414	1,958	4,619	3,731
Interest and financing costs	661	671	1,211	809
Depreciation and amortization	5,630	3,568	10,422	6,778
Other income (expense)	(117)	3,866	(307)	6,019
Adjusted EBITDA	$53,568	$50,304	$107,447	$88,608

Technology business segments
Operating income	$35,883	$31,903	$79,381	$61,122
Depreciation and amortization	5,602	3,540	10,366	6,722
Share based compensation	2,350	1,898	4,487	3,613
Interest and financing costs	661	671	1,211	809
Adjusted EBITDA	$44,496	$38,012	$95,445	$72,266

Financing business segment
Operating income	$8,980	$12,204	$11,814	$16,168
Depreciation and amortization	28	28	56	56
Share-based compensation	64	60	132	118
Adjusted EBITDA	$9,072	$12,292	$12,002	$16,342

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended September 30, 2023, increased 19.0% to $587.6 million, or an increase of $93.9 million compared to $493.7 million in the same three-month period in the prior year. The increase in net sales was driven by higher net sales from our technology business segments, offset by lower revenues from our financing business segment. The increase in sales from the technology business segments was primarily due to increases in both product and managed services sales, driven by increased demand from our customers, including customers from the Network Solutions Group (“NSG”) acquisition. These increases for the three months ended September 30, 2023, were offset by lower sales in our financing business segment due to lower transactional gains from the sale of financial assets, lower proceeds from the sales of equipment and lower month-to-month rents.

Net sales for the six months ended September 30, 2023, increased 22.0% to $1,161.8 million, or an increase of $209.7 million compared to $952.1 million in the same six-month period in the prior year. The increase in net sales was driven by higher revenues from our technology business segments, offset by lower revenues from our financing business segment. The increase in sales from the technology business segments was due to increases in both product and managed services sales, driven by increased demand from our customers, including customers from the NSG and Future Com, Ltd. (“Future Com”) acquisitions. These increases were offset by lower professional service sales due to lower staff augmentation revenues due to softer demand by our customers. The decline in revenues from our financing business segment was due to lower transactional gains from the sale of financial assets, lower proceeds from the sales of equipment and lower month-to-month rents.

Gross billings from our technology business segments for the three months ended September 30, 2023, increased by 7.4%, or $58.8 million, to $856.5 million compared to $797.7 million in the same three-month period in the prior year. Gross billings increased due to both organic customer demand and from the acquisition of NSG.

Gross billings from our technology business segments for the six months ended September 30, 2023, increased by 12.2%, or $184.5 million, to $1,698.5 million compared to $1,514.0 million in the same six-month period in the prior year. Gross billings increased due to both organic customer demand and from the acquisitions of NSG and Future Com.

Gross profit: Gross profit for the three months ended September 30, 2023, increased 8.3%, to $144.4 million, compared to $133.3 million in the same three-month period in the prior year due to increased net sales volume. Overall, gross margin decreased 240 basis points to 24.6%, as compared to the same period in the prior year. The decrease in gross margin was primarily due to a decrease in product margin within our technology business segments offset by higher gross margin in our financing business segment.

Gross profit for the six months ended September 30, 2023, increased 16.1%, to $286.6 million, compared to $246.8 million in the same six-month period in the prior year due to increased net sales volume. Overall, gross margin for the six months ended September 30, 2023, decreased 120 basis points to 24.7%, as compared to the same period in the prior year. The decrease in gross margin was primarily due to a decrease in product margin within our technology business segments offset by higher margin in our financing business segment.

Operating expenses: Operating expenses for the three months ended September 30, 2023, increased $10.3 million, or 11.6%, to $99.5 million, as compared to $89.2 million for the same three-month period in the prior year. The increase in operating expenses was primarily due to an increase of $6.6 million in salaries and benefits, mainly driven by an increase in headcount. As of September 30, 2023, we had 1,877 employees, an increase of 8.6% from 1,729 as of September 30, 2022.

General and administrative expenses also increased $1.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, as we had higher travel and entertainment costs due to the return of in-person business meetings and events, advertising and marketing fees, and facility rent due to the opening of a new customer and logistics facility, known as our Customer Innovation Center.

Depreciation and amortization increased $2.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to increased amortization of intangible assets from the acquisition of NSG. Interest and financing costs increased $0.3 million for the three months ended September 30, 2023, compared to the same three-month period in the prior year due to higher outstanding borrowings. Offsetting these increases was a decrease of $0.4 million in provision for credit losses.

Operating expenses for the six months ended September 30, 2023, increased $25.9 million, or 15.3%, to $195.4 million, as compared to $169.5 million for the same six-month period in the prior year. Our increase in operating expenses was primarily due to an increase of $19.2 million in salaries and benefits, mainly driven by an increase in headcount as well as higher variable compensation corresponding to the increase in gross profit.

General and administrative expenses also increased $3.0 million for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, as we had higher travel and entertainment costs due to the return of in-person business meetings and events, advertising and marketing fees, and facility rent due to the opening of our new Customer Innovation Center. In addition, we had higher legal and other professional fees.

Depreciation and amortization increased $3.6 million for the six months ended September 30, 2023, compared to the six months ended September 30, 2022, due to increased amortization of intangible assets from the acquisition of NSG. Interest and financing costs increased $0.8 million for the six months ended September 30, 2023, compared to the same six-month period in the prior year due to higher outstanding borrowings. Offsetting these increases was a decrease of $0.7 million in provision for credit losses.

Operating income: As a result of the foregoing, operating income for the three months ended September 30, 2023, increased $0.8 million, or 1.7%, to $44.9 million, as compared to $44.1 million for the three months ended September 30, 2022, and operating margin decreased by 130 basis points to 7.6%. The increase in operating income was due to increases from our technology business segments, which was offset by lower operating income from our financing business segment.

Operating income for the six months ended September 30, 2023, increased $13.9 million, or 18.0%, to $91.2 million, as compared to $77.3 million for the six months ended September 30, 2022, and operating margin decreased by 30 basis points to 7.8%. The increase in operating income was due to increases from our technology business segments, which was offset by lower operating income from our financing business segment.

Adjusted EBITDA for the three months ended September 30, 2023, was $53.6 million, an increase of $3.3 million, or 6.5%, as compared to $50.3 million for the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended September 30, 2023, decreased 110 basis points to 9.1%, as compared to the three months ended September 30, 2022, of 10.2%. The increase in Adjusted EBITDA was due to increases from our technology business segments, which was offset by lower Adjusted EBITDA from our financing business segment.

Adjusted EBITDA for the six months ended September 30, 2023, was $107.4 million, an increase of $18.8 million, or 21.3%, as compared to $88.6 million for the same six-month period in the prior year. Adjusted EBITDA margin for the six months ended September 30, 2023, decreased 10 basis points to 9.2%, as compared to the six months ended September 30, 2022, of 9.3%. The increase in Adjusted EBITDA was due to increases from our technology business segments, which was offset by lower Adjusted EBITDA from our financing business segment.

Net earnings per common share diluted for the three months ended September 30, 2023, increased $0.15, or 14.0%, to $1.22 per share, as compared to $1.07 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share diluted for the three months ended September 30, 2023, increased $0.11, or 8.5%, to $1.40 per share, as compared to $1.29 per share for the three months ended September 30, 2022.

Net earnings per common share diluted for the six months ended September 30, 2023, increased $0.58, or 30.4%, to $2.49 per share, as compared to $1.91 per share in the same six-month period in the prior year. Non-GAAP: Net earnings per common share diluted for the six months ended September 30, 2023, increased $0.53, or 23.2%, to $2.81 per share, as compared to $2.28 per share for the six months ended September 30, 2022.

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

The quarter ended June 30, 2023, was the first quarterly period in which we reported these three separate segments within our technology business as we previously consolidated this information within a single technology segment. Based upon our current business and operations, we intend to continue reporting these three segments that will comprise our technology business. We recast prior periods to conform with our current segment organization.

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

Financing business segment

Our financing business segment offers financing solutions to corporations, government contractors, state and local governments, and educational institutions in the US, which accounts for most of our transactions, and to corporations in select international markets including Canada, the UK, and the EU. The financing business segment derives revenue from leasing IT equipment, medical equipment, and other equipment, and the disposition of that equipment at the end of the lease. The financing business segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance, and other services.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2023, compared to the three and six months ended September 30, 2022

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Financial Metrics
Net sales
Product	$500,937	$406,317	$999,103	$791,993
Professional services	38,270	$38,050	73,826	75,218
Managed services	32,732	$27,111	64,695	53,052
Total	$571,939	$471,478	$1,137,624	$920,263

Gross Profit
Product	104,749	94,389	216,140	177,557
Professional services	15,796	14,697	30,520	29,752
Managed services	10,194	7,189	19,991	14,617
Total	130,739	116,275	266,651	221,926

Selling, general, and administrative	88,593	80,161	175,693	153,273
Depreciation and amortization	5,602	3,540	10,366	6,722
Interest and financing costs	661	671	1,211	809
Operating expenses	94,856	84,372	187,270	160,804

Operating income	$35,883	$31,903	$79,381	$61,122

Key Metrics & Other Information
Gross billings	$856,495	$797,697	$1,698,465	$1,513,960

Adjusted EBITDA	$44,496	$38,012	$95,445	$72,266

Product margin	20.9%	23.2%	21.6%	22.4%
Professional service margin	41.3%	38.6%	41.3%	39.6%
Managed service margin	31.1%	26.5%	30.9%	27.6%

Net sales by customer end market:
Telecom, media & entertainment	$124,306	$118,454	$265,641	$246,731
Technology	110,948	96,160	184,351	166,021
SLED	94,906	70,491	204,311	135,092
Healthcare	72,022	66,959	158,678	135,471
Financial services	69,885	37,611	135,575	70,910
All others	99,872	81,803	189,068	166,038
Total	$571,939	$471,478	$1,137,624	$920,263

Net sales by type:
Networking	268,636	165,896	513,824	308,537
Cloud	135,068	148,992	307,112	313,725
Security	51,886	48,517	97,682	96,512
Collaboration	27,083	19,187	40,039	32,167
Other	18,264	23,725	40,446	41,052
Total products	$500,937	$406,317	$999,103	$791,993

Professional services	38,270	38,050	73,826	75,218
Managed services	32,732	27,111	64,695	53,052
Total	$571,939	$471,478	$1,137,624	$920,263

Net sales: Net sales of the combined technology business segments for the three months ended September 30, 2023, increased compared to the three months ended September 30, 2022, driven by demand from customers in telecom, media, and entertainment, technology, SLED, healthcare, and financial service industries.

Net sales of the combined technology business segments for the six months ended September 30, 2023, increased compared to the six months ended September 30, 2022, driven by demand from customers in telecom, media, and entertainment, technology, SLED, financial services, and healthcare industries.

Product segment net sales for the three months ended September 30, 2023, increased compared to the same three-month period in the prior year due to higher sales of networking equipment and security, offset by a decline in sales of cloud and collaboration products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. In addition, the increase in net product sales during this three-month period was due to demand from customers from the NSG acquisition, which contributed $25.0 million to the increase in product net sales. Lastly, contributing to the increase in product sales for the three-month period ended September 30, 2023, were improvements in the supply chain, particularly networking products.

Product segment net sales for the six months ended September 30, 2023, increased compared to the same six-month period in the prior year due to higher sales of networking equipment and security products, offset by a decline in sales of cloud and collaboration products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. In addition, the increase in product sales during this six-month period was due to demand from customers from the NSG acquisition, which contributed $59.5 million to the increase in product net sales. Lastly, contributing to the increase in product sales for the six-month period ended September 30, 2023, were improvements in the supply chain, particularly networking products.

Professional services segment sales for the three months ended September 30, 2023, increased compared to the three months ended September 30, 2022, due to higher project related services of $2.6 million, offset by a decrease in staff augmentation revenues of $2.4 million, respectively, primarily related to softer demand from customers.

Professional services segment sales for the six months ended September 30, 2023, decreased compared to the six months ended September 30, 2022, due to a decrease in staff augmentation of $4.4 million, primarily related to softer demand from customers. Offsetting this decline was higher project related services of $3.0 million.

Managed services segment sales for the three months ended September 30, 2023, increased compared to the three months ended September 30, 2022, due to ongoing expansion of these service offerings primarily related to ongoing growth in Enhanced Maintenance Support (“EMS”), managed security services, and service desk revenue.

Managed services segment sales for the six months ended September 30, 2023, increased compared to the six months ended September 30, 2022, due to ongoing expansion of these service offerings primarily related to ongoing growth in EMS, managed security services, and service desk revenue.

Gross profit: Gross profit of the combined technology business segments for the three months ended September 30, 2023, increased compared to the three months ended September 30, 2022, due to the increase in product, professional services, and managed service sales. Gross profit margin decreased by 180 basis points to 22.9% during this three-month period due to lower product margin.

Gross profit of the combined technology business segments for the six months ended September 30, 2023, increased compared to the six months ended September 30, 2022, due to the increase in product and managed service sales. Gross profit margin decreased by 70 basis points to 23.4% during this six-month period due to lower product margin offset by higher professional service and managed service margin.

Product segment margin for the three months ended September 30, 2023, decreased by 230 basis points from the same three-month period in the prior year due to a shift in product mix as we sold more networking hardware and proportionally less products recognized on a net basis.

Product segment margin for the six months ended September 30, 2023, decreased by 80 basis points from the same six-month period in the prior year due to a shift in product mix as we sold more networking hardware and proportionally less products recognized on a net basis offset by improvements from up front margin.

Professional services segment margin for the three and six months ended September 30, 2023, increased by 270 and 170 basis points, respectively, from the same three- and six-month period in the prior year primarily due to a shift in mix toward higher margin project-based services.

Managed services segment margin for the three and six months ended September 30, 2023, increased by 460 and 330 basis points, respectively, from the same three- and six-month period in the prior year primarily due to improved margin within our service desk line of business.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2023, for the three technology business segments, increased compared to the three and six months ended September 30, 2022, mainly due to increases in salaries and benefits.

Salaries and benefits for the three months ended September 30, 2023, increased $7.7 million, or 11.5% to $74.0 million, as compared to $66.3 million for the same three-month period in the prior year, due to an increase of $6.5 million in salaries and benefits, mainly driven by increased headcount, and an increase of $1.2 million in variable compensation because of the increase in gross profit. Our three technology business segments had an aggregate of 1,842 employees as of September 30, 2023, an increase of 149 from 1,693 as of September 30, 2022. We added 83 employees in our acquisition of NSG. In total, we added 119 additional customer-facing employees for the three months ended September 30, 2023, compared to the same three-month period in the prior year, of which 53 were professional services and technical support personnel due to demand for our services.

Salaries and benefits for the six months ended September 30, 2023, increased $20.1 million, or 15.7% to $148.1 million, as compared to $128.0 million for the same six-month period in the prior year, due to an increase of $14.5 million in salaries and benefits, mainly driven by increased headcount, and an increase of $5.6 million in variable compensation because of the increase in gross profit.

General and administrative expenses for the three technology business segments for the three months ended September 30, 2023, increased $1.5 million, or 11.6%, to $14.7 million, as compared to $13.2 million for the same three-month period in the prior year, driven by higher travel and entertainment costs of $0.7 million due to the return of in-person business meetings and events, higher advertising and marketing fees of $0.5 million and higher facility rent of $0.3 million due to the opening of our new Customer Innovation Center.

General and administrative expenses for the three technology business segments for the six months ended September 30, 2023, increased $2.9 million, or 12.0%, to $27.2 million, as compared to $24.3 million for the same six-month period in the prior year. General and administrative expenses were higher due to additional legal and consulting fees of $0.9 million. In addition, we incurred higher travel and entertainment costs of $0.9 million due to the return of in-person business meetings and events, higher advertising and marketing fees of $0.7 million, and higher facility rent of $0.5 million due to the opening of our new Customer Innovation Center.

Provision for credit losses for the three technology business segments for the three months ended September 30, 2023, was a benefit of $0.1 million, as compared to an expense of $0.7 million for the same three-month period in the prior year. Our lower provision for credit losses for the three months ended September 30, 2023, was due to changes in our net credit exposure.

Provision for credit losses for the three technology business segments for the six months ended September 30, 2023, was $0.4 million, as compared to $1.0 million for the same six-month period in the prior year. Our lower provision for credit losses for the six months ended September 30, 2023, was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization of the three technology business segments for the three and six months ended September 30, 2023, increased compared to the three and six months ended September 30, 2022, primarily due to more amortization from intangible assets acquired in the NSG acquisition.

Interest and financing costs: Interest and financing costs of the three technology business segments for the three months ended September 30, 2023, remained flat, compared to the three months ended September 30, 2022. Interest and financing costs of the three technology business segments for the six months ended September 30, 2023, increased $49.6% to $1.2 million compared to $0.8 million for the six months ended September 30, 2022, due to higher average borrowings outstanding and higher interest rates under our WFCDF Credit Facility.

FINANCING BUSINESS SEGEMENT

The results of operations for our financing business segment were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Financial metrics
Portfolio earnings	$3,339	$2,888	$6,412	$5,561
Transactional gains	6,949	8,109	8,228	9,944
Post-contract earnings	5,038	10,519	8,672	15,245
Other	346	712	850	1,052
Net sales	$15,672	$22,228	$24,162	$31,802

Gross profit	13,626	17,029	19,987	24,901

Selling, general, and adminstrative	4,059	4,543	7,257	8,198
Depreciation and amortization	28	28	56	56
Interest and financing costs	559	254	860	479
Operating expenses	4,646	4,825	8,173	8,733

Operating income	$8,980	$12,204	$11,814	$16,168

Key metrics & other information
Adjusted EBITDA	$9,072	$12,292	$12,002	$16,342

Net sales: Net sales for the three months ended September 30, 2023, decreased due to lower post-contract earnings and transactional gains. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents. Transactional gains decreased compared to the same period in the prior year due to a lower volume of financial assets sold during the quarter, partially offset by higher margin. Total proceeds from sales of financing receivables were $220.8 million and $376.4 million for the three months ended September 30, 2023, and 2022, respectively. Our proceeds from sales of financing receivables for the three months ended September 30, 2023, are lower than the same period in the prior year due in part to a few large transactions in the prior year period.

Net sales for the six months ended September 30, 2023, decreased due to lower post-contract earnings and transactional gains. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents. Transactional gains decreased compared to the same period in the prior year due to lower volume of financial assets sold during the quarter, partially offset by higher margin. Total proceeds from sales of financing receivables were $282.2 million and $428.9 million for the six months ended September 30, 2023, and 2022, respectively. Our proceeds from sales of financing receivables for the six months ended September 30, 2023, are lower than the same period in the prior year due in part to a few large transactions in the prior year period.

Gross Profit: Gross profit for the three and six months ended September 30, 2023, decreased compared to the three and six months ended September 30, 2022, due to the decline in revenue in both periods.

Selling, general and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2023, decreased compared to the three and six months ended September 30, 2022, due to a decrease in salaries and benefits in both periods mainly driven by a decrease in variable compensation due to the decline in gross profit.

Interest and financing costs: Interest and financing costs for the three and six months ended September 30, 2023, increased slightly compared to the three and six months ended September 30, 2022, due to higher outstanding borrowings and higher interest rates in both periods. As of September 30, 2023, our non-recourse notes payable increased to $51.5 million from $20.8 million as of September 30, 2022. Our weighted average interest rate for non-recourse notes payable was 5.84% and 4.09% as of September 30, 2023, and 2022, respectively.

CONSOLIDATED

Other income, net: Other income, net, for both the three and six months ended September 30, 2023, was a benefit of $0.1 million and $0.3 million, respectively, compared to a net expense of $3.9 million and $6.0 million, respectively, for the three and six months ended September 30, 2022. The higher net expense in the prior year periods was due to foreign exchange loss.

Provision for income taxes: Our provision for income tax expense for the three and six months ended September 30, 2023, was $12.3 million and $25.0 million, respectively, as compared to $11.8 million and $20.5 million for the same three-and six-month periods in the prior year, respectively. Our effective income tax rates for the three and six months ended September 30, 2023, were 27.4% and 27.3%, respectively, compared to 29.3% and 28.7% for the three and six months ended September 30, 2022, respectively. Our effective tax rate was lower for the three and six months ended September 30, 2023, as compared to the same three- and six-month periods in the prior year, primarily due to lower state effective tax rates and less non-deductible executive compensation in the current period.

Net earnings: Net earnings for the three months ended September 30, 2023, were $32.7 million, an increase of 14.7% or $4.2 million, as compared to $28.5 million in the same three-month period in the prior year, mainly due to an increase in other income, net driven by decreased foreign exchange losses. Net earnings for the six months ended September 30, 2023, were $66.5 million, an increase of 30.9% or $15.7 million, as compared to $50.8 million in the same six-month period in the prior year, mainly due to the increase in operating profits from our technology business segments, and an increase in other income, net driven by less foreign exchange losses. These increases were offset by higher income taxes.

Basic and fully diluted earnings per common share were $1.23 and $1.22, respectively, for the three months ended September 30, 2023, an increase of 15.0% and 14.0%, respectively, as compared to $1.07 for both the three and six months ended September 30, 2022. Basic and fully diluted earnings per common share were $2.50 and $2.49, respectively, for the six months ended September 30, 2023, an increase of 30.9% and 30.4%, respectively, as compared to $1.91 for both the three and six months ended September 30, 2022.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for the three months ended September 30, 2023. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were both 26.6 million for the three months ended September 30, 2022. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.7 million for the six months ended September 30, 2023, respectively. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.5 million and 26.7 million, respectively, for the six months ended September 30, 2022.

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

Our borrowings in our technology business segments are through our WFCDF Credit Facility. Our borrowings in our financing business segment are primarily through secured borrowings that involve transferring all or part of the contractual payments due to us to third-party financing institutions.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the six months ended September 30, 2023, and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$10,336	$(119,671)
Net cash used in investing activities	(53,834)	(12,294)
Net cash provided by financing activities	22,614	71,342
Effect of exchange rate changes on cash	289	4,776
Net decrease in cash and cash equivalents	$(20,595)	$(55,847)

Cash flows from operating activities: We had cash provided by operating activities of $10.3 million during the six months ended September 30, 2023, compared to cash used in operating activities of $119.7 million for the six months ended September 30, 2022. See below for a breakdown of operating cash flows by business (in thousands):

	Six Months Ended September 30,
	2023	2022
Technology business segments	$15,754	$(120,746)
Financing business segment	(5,418)	1,075
Net cash provided by (used in) operating activities	$10,336	$(119,671)

Technology business: For the six months ended September 30, 2023, our combined technology business segments had cash provided by operating activities of $15.8 million primarily due to net earnings and increases in accounts payable – trade and salaries and commissions payable, offset by increases in our accounts receivable.

In the six months ended September 30, 2022, our technology business segments used $120.7 million from operating activities primarily due to increases in our accounts receivable and inventories, partially offset by net earnings.

To manage our working capital, we monitor our cash conversion cycle for our technology business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of September 30,
	2023	2022
(DSO) Days sales outstanding (1)	69	63
(DIO) Days inventory outstanding (2)	29	36
(DPO) Days payable outstanding (3)	(47)	(47)
Cash conversion cycle	51	52

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net for our technology business segments at the end of the period divided by Gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net for our technology business segments at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan for our technology business segments at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

Our cash conversion cycle decreased to 51 days as of September 30, 2023, as compared to 52 days as of September 30, 2022. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased 6 days to 69 days as of September 30, 2023, compared to 63 days as of September 30, 2022, reflecting higher sales to customers with terms greater than or equal to net 60 days. Our DIO decreased to 29 days as of September 30, 2023, compared to 36 days as of September 30, 2022. Our DPO remained the same at 47 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30-60 days from the invoice date.

Financing business segment: For the six months ended September 30, 2023, our financing business segment used $5.4 million from operating activities, primarily due to changes in financing receivables and accounts receivable, offset by net earnings. For the six months ended September 30, 2022, our financing business segment provided $1.1 million from operating activities, primarily due to net earnings, decreases in accounts receivable, and increases in accounts payable-trade offset by increases in financing receivables.

Cash flows related to investing activities: For the six months ended September 30, 2023, we used $53.8 million in investing activities, consisting of $48.6 million for the acquisition of NSG, and $5.6 million for purchases of property, equipment and operating lease equipment offset by $0.4 million of proceeds from the sale of property, equipment, and operating lease equipment. For the six months ended September 30, 2022, we used $12.3 million in investing activities, consisting of $13.0 million in cash used in acquiring Future Com and $2.4 million for purchases of property, equipment, and operating lease equipment, partially offset by $3.1 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the six months ended September 30, 2023, cash provided by financing activities was $22.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $11.5 million, net borrowings on the floor plan component of our credit facility of $18.0 million, and proceeds of issuance of common stock to employees under an employee stock purchase plan of $1.4 million, partially offset by $8.4 million in cash used to repurchase outstanding shares of our common stock. For the six months ended September 30, 2022, cash provided by financing activities was $71.3 million, consisting of net borrowings of non-recourse and recourse notes payable of $87.7 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $9.1 million in net repayments on the accounts payable floor plan facility.

Other than recourse borrowings under our WFCDF Credit Facility, our borrowing of recourse and non-recourse notes payable primarily arises from our financing business segment when we transfer contractual payments due to us under lease and financing agreements to third-party financial institutions. When the transfers do not meet the requirements for a sale, the proceeds paid to us represent borrowings of recourse or non-recourse notes payable.

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

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc., ePlus Technology Services, inc. and SLAIT Consulting, LLC (collectively, the “Borrowers”) in our technology business segments through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

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

As of September 30, 2023, and March 31, 2023, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $168.6 million and $134.6 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of September 30, 2023, and March 31, 2023, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both September 30, 2023, and March 31, 2023, and is a sublimit of the $500.0 million facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of September 30, 2023, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report, as supplemented in subsequently filed reports, including the Form 8-K that we filed with the SEC on October 6, 2023, and in Part II, Item 1A. “Risk Factors” in this Report.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of September 30, 2023, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as updated in our Current Report on Form 8-K filed with the SEC on October 6, 2023.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2023 through July 31, 2023	8,599	$57.62	8,599	985,725
Aug 1, 2023 through Aug 31, 2023	2,500	$58.05	2,500	983,225
Sep 1, 2023 through Sep 30, 2023	4,482	$63.31	4,482	978,743
Total	15,581		15,581

(1)	All shares were acquired in open-market purchases.
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

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 105b-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), except the following Rule 10b5-1 trading arrangements adopted that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Adoption date	Duration (a)	Aggregate number of shares to be sold
Darren Raiguel	Chief Operating Officer and President of ePlus Technology, inc.	August 22, 2023	August 22, 2023-November 19, 2024	20,000
Elaine Marion	Chief Financial Officer	September 14, 2023	September 14, 2023 - December 15, 2024	20,000

a)
Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold and trading may not begin on the first date of the duration.

Additionally, certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 7, 2023	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2023	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)