Form 10-Q
period 2023-12-31
EPLUS INC
filed 2024-02-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of February 2, 2024, was 26,954,906.

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

•	rising interest rates or the loss of key lenders or the constricting of credit markets;
•	our ability to manage a diverse product set of solutions, including artificial intelligence (“AI”) products and services, in highly competitive markets with a number of key vendors;
•
reliance on third-parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;

•	the possibility of a reduction of vendor incentives provided to us;
•	our dependency on continued innovations in hardware, software, and service offerings, including AI products and services, by our vendors and our ability to partner with them;
•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ IT systems and data and audio communication networks;
•	our ability to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or failure to integrate a completed acquisition may affect our earnings;
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

•
changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), software as a service (“SaaS”), platform as a service (“PaaS”), and AI;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2023	March 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$142,170	$103,093
Accounts receivable—trade, net	597,363	504,122
Accounts receivable—other, net	50,055	55,508
Inventories	218,046	243,286
Financing receivables—net, current	110,344	89,829
Deferred costs	54,279	44,191
Other current assets	47,057	55,101
Total current assets	1,219,314	1,095,130

Financing receivables and operating leases—net	87,012	84,417
Deferred tax asset	3,682	3,682
Property, equipment, and other assets—net	84,335	70,447
Goodwill	158,284	136,105
Other intangible assets—net	42,970	25,045
TOTAL ASSETS	$1,595,597	$1,414,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$294,705	$220,159
Accounts payable—floor plan	92,518	134,615
Salaries and commissions payable	45,372	37,336
Deferred revenue	130,352	114,028
Recourse notes payable—current	-	5,997
Non-recourse notes payable—current	36,165	24,819
Other current liabilities	32,351	24,372
Total current liabilities	631,463	561,326

Non-recourse notes payable - long-term	12,233	9,522
Deferred tax liability	561	715
Other liabilities	73,587	60,998
TOTAL LIABILITIES	717,844	632,561

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,954 outstanding at December 31, 2023 and 26,905 outstanding at March 31, 2023	274	272
Additional paid-in capital	177,465	167,303
Treasury stock, at cost, 446 shares at December 31, 2023 and 261 shares at March 31, 2023	(23,774)	(14,080)
Retained earnings	720,995	627,202
Accumulated other comprehensive income—foreign currency translation adjustment	2,793	1,568
Total Stockholders’ Equity	877,753	782,265
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,595,597	$1,414,826

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Net sales
Product	$434,371	$556,018	$1,457,636	$1,379,813
Services	74,684	67,458	213,205	195,728
Total	509,055	623,476	1,670,841	1,575,541
Cost of sales
Product	328,908	441,015	1,116,046	1,062,352
Services	46,337	44,089	134,347	127,990
Total	375,245	485,104	1,250,393	1,190,342

Gross profit	133,810	138,372	420,448	385,199

Selling, general, and administrative	89,381	86,730	272,331	248,201
Depreciation and amortization	5,399	3,609	15,821	10,387
Interest and financing costs	983	1,575	3,054	2,863
Operating expenses	95,763	91,914	291,206	261,451

Operating income	38,047	46,458	129,242	123,748

Other income (expense), net	366	2,907	673	(3,112)

Earnings before tax	38,413	49,365	129,915	120,636

Provision for income taxes	11,131	13,671	36,122	34,134

Net earnings	$27,282	$35,694	$93,793	$86,502
Net earnings per common share—basic	$1.02	$1.34	$3.53	$3.26
Net earnings per common share—diluted	$1.02	$1.34	$3.52	$3.24

Weighted average common shares outstanding—basic	26,618	26,592	26,598	26,561
Weighted average common shares outstanding—diluted	26,697	26,648	26,665	26,688

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

NET EARNINGS	$27,282	$35,694	$93,793	$86,502

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	2,027	3,131	1,225	721

Other comprehensive income	2,027	3,131	1,225	721

TOTAL COMPREHENSIVE INCOME	$29,309	$38,825	$95,018	$87,223

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$93,793	$86,502

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	19,561	14,248
Provision for credit losses	1,027	2,846
Share-based compensation expense	7,145	5,681
Deferred taxes	(153)	195
Gain on disposal of property, equipment, and operating lease equipment	(263)	(3,201)
Changes in:
Accounts receivable	(68,329)	(266,470)
Inventories—net	26,623	(90,205)
Financing receivables—net	(32,666)	(47,442)
Deferred costs and other assets	(13,695)	(60,804)
Accounts payable—trade	68,164	156,283
Salaries and commissions payable, deferred revenue, and other liabilities	42,285	55,329
Net cash provided by (used in) operating activities	143,492	(147,038)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	469	3,325
Purchases of property, equipment and operating lease equipment	(7,704)	(5,661)
Cash used in acquisitions, net of cash acquired	(48,603)	(13,288)
Net cash used in investing activities	(55,838)	(15,624)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	293,809	189,063
Repayments of non-recourse and recourse notes payable	(277,612)	(87,502)
Proceeds from issuance of common stock	3,019	-
Repurchase of common stock	(9,816)	(7,224)
Net borrowings (repayments) on floor plan facility	(58,051)	9,218
Net cash provided by (used in) financing activities	(48,651)	103,555

Effect of exchange rate changes on cash	74	3,124

Net increase (decrease) in cash and cash equivalents	39,077	(55,983)

Cash and cash equivalents, beginning of period	103,093	155,378

Cash and cash equivalents, end of period	$142,170	$99,395

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine Months Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,924	$2,402
Cash paid for income taxes	$32,732	$39,693
Cash paid for amounts included in the measurement of lease liabilities	$2,992	$3,374

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$11	$34
Purchases of property, equipment, and operating lease equipment	$(165)	$(125)
Borrowing of non-recourse and recourse notes payable	$30,329	$38,267
Debt derecognized due to sales of financial assets	$(38,465)	$(22,686)
Vesting of share-based compensation	$9,434	$9,854
New operating lease assets obtained in exchange for lease obligations	$4,883	$3,348

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	—
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291
Issuance of restricted stock awards	10	-	-	-	-	-	-
Share-based compensation	-	-	2,414	-	-	-	2,414
Repurchase of common stock	(15)	-	-	(924)	-	-	(924)
Net earnings	-	-	-	-	32,664	-	32,664
Foreign currency translation adjustment	-	-	-	-	-	(1,749)	(1,749)

Balance, September 30, 2023	26,942	$274	$173,318	$(22,375)	$693,713	$766	$845,696
Issuance of restricted stock awards	1	-	-	-	-	-	-
Issuance of common stock	34	-	1,621	-	-	-	1,621
Share-based compensation	-	-	2,526	-	-	-	2,526
Repurchase of common stock	(23)	-	-	(1,399)	-	-	(1,399)
Net earnings	-	-	-	-	27,282	-	27,282
Foreign currency translation adjustment	-	-	-	-	-	2,027	2,027

Balance, December 31, 2023	26,954	$274	$177,465	$(23,774)	$720,995	$2,793	$877,753

	Nine Months Ended December 31, 2022
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	135	1	-	-	-	-	1
Share-based compensation	-	-	1,773	-	-	-	1,773
Repurchase of common stock	(128)	-	-	(7,224)	-	-	(7,224)
Net earnings	-	-	-	-	22,339	-	22,339
Foreign currency translation adjustment	-	-	-	-	-	(1,339)	(1,339)

Balance, June 30, 2022	26,893	$271	$161,253	$(13,958)	$530,185	$(1,463)	$676,288
Issuance of restricted stock awards	13	1	-	-	-	-	1
Share-based compensation	-	-	1,958	-	-	-	1,958
Net earnings	-	-	-	-	28,469	-	28,469
Foreign currency translation adjustment	-	-	-	-	-	(1,071)	(1,071)

Balance, September 30, 2022	26,906	$272	$163,211	$(13,958)	$558,654	$(2,534)	$705,645
Issuance of restricted stock awards	1	-	-	-	-	-	-
Share-based compensation	-	-	1,950	-	-	-	1,950
Net earnings	-	-	-	-	35,694	-	35,694
Foreign currency translation adjustment	-	-	-	-	-	3,131	3,131

Balance, December 31, 2022	26,907	$272	$165,161	$(13,958)	$594,348	$597	$746,420

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

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition. During the quarter ended June 30, 2023, we modified our technology segment into new segments—product, professional services, and managed services—that combine to form our technology business to provide our management the ability to better manage and allocate resources among the separate components of this business. Our professional services and managed services are a significant component of our growth and long-term strategic initiatives. Subsequently, we manage and report our operating results through four operating segments: product, professional services, managed services, and financing. For additional information, see Note 16, “Segment Reporting”.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the nine months ended December 31, 2023, and 2022, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the nine months ended December 31, 2023, and 2022, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2024, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. These financial statements should be read in conjunction with the information contained in our annual report on Form 10-K for the year ended March 31, 2023 (“2023 Annual Report”), and our Form 8-K that we filed with the SEC on October 6, 2023, which recasts the disclosures in certain portions of our 2023 Annual Report to reflect changes in our reportable segments.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which were 36% and 39% of our technology business segments net sales for the three months ended December 31, 2023, and 2022, respectively, and 45% and 38% of our technology business segments net sales for the nine months ended December 31, 2023, and 2022, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2023, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. It is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. This update is effective for us beginning in the first quarter of our fiscal year ending March 31, 2024, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in the first quarter of our fiscal year ending March 31, 2025. We adopted the standard during the first quarter of fiscal year ending March 31, 2024, except for the roll forward requirement, which will be adopted during the first quarter of fiscal year ending March 31, 2025. The adoption of the standard resulted in new disclosures only for amounts presented within Accounts payable – floor plan. For additional information on the new disclosures, see Note 8, “Notes Payable and Credit Facility”.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning in our fiscal year ending March 31, 2025 and interim periods beginning in the first quarter of our fiscal year ending March 31, 2026. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending March 31, 2026. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

3.	REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $67.3 million and $70.4 million of receivables from contracts with customers included within financing receivables as of December 31, 2023, and March 31, 2023, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	December 31, 2023	March 31, 2023
Current (included in deferred revenue)	$129,875	$113,713
Non-current (included in other liabilities)	$58,766	$47,217

Revenue recognized from the beginning contract liability balance was $15.5 million and $70.1 million for the three and nine months ended December 31, 2023, respectively, and $15.0 million and $57.4 million for the three and nine months ended December 31, 2022, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2024	$25,473
Year ending March 31, 2025	59,995
Year ending March 31, 2026	29,509
Year ending March 31, 2027	13,633
Year ending March 31, 2028 and thereafter	4,810
Total remaining performance obligations	$133,420

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and nine months ended December 31, 2023, and 2022 (in thousands):

	Three months Ended December 31,		Nine months Ended December 31,
	2023	2022	2023	2022
Net sales	$7,418	$5,916	$19,913	$15,405
Cost of sales	6,666	4,949	18,189	12,785
Gross profit	$752	$967	$1,724	$2,620

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2023, and 2022 (in thousands):

	Three months Ended December 31,		Nine months Ended December 31,
	2023	2022	2023	2022
Interest income on sales-type leases	$1,912	$996	$4,898	$2,677
Lease income on operating leases	$2,757	$4,030	$8,366	$13,271

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Lease	Financing
December 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$125,386	$82,257	$207,643
Unguaranteed residual value (1)	-	8,860	8,860
Unearned income	(4,723)	(16,374)	(21,097)
Allowance for credit losses (2)	(829)	(1,464)	(2,293)
Total, net	$119,834	$73,279	$193,113
Reported as:
Current	$71,905	$38,439	$110,344
Long-term	47,929	34,840	82,769
Total, net	$119,834	$73,279	$193,113

(1)	Includes unguaranteed residual values of $4,009 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Lease	Financing
March 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$117,008	$60,157	$177,165
Unguaranteed residual value (1)	-	8,161	8,161
Unearned income	(5,950)	(8,050)	(14,000)
Allowance for credit losses (2)	(801)	(981)	(1,782)
Total, net	$110,257	$59,287	$169,544
Reported as:
Current	$65,738	$24,091	$89,829
Long-term	44,519	35,196	79,715
Total, net	$110,257	$59,287	$169,544

(1)	Includes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	December 31,	March 31,
	2023	2023
Cost of equipment under operating leases	$13,749	$15,301
Accumulated depreciation	(9,506)	(10,599)
Investment in operating lease equipment—net (1)	$4,243	$4,702

(1)	Amounts include estimated unguaranteed residual values of $1,647 thousand and $1,717 thousand as of December 31, 2023, and March 31, 2023, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements, which are accounted for as sales or secured borrowings.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2023, and March 31, 2023, we had financing receivables of $70.0 million and $35.7 million, respectively, and operating leases of  $2.5 million for both periods, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2023, and 2022, we recognized net gains of $8.1 million and $5.2 million, respectively, and total proceeds from these sales were $422.1 million and $157.2 million, respectively. For the nine months ended December 31, 2023, and 2022, we recognized net gains of $16.3 million and $15.1 million, respectively, and total proceeds from these sales were $704.3 million and $586.1 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of December 31, 2023, and March 31, 2023, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we provide an indemnification right to the assignee if the lessee elects to early terminate the lease. As of December 31, 2023, and March 31, 2023, the total potential payments that could result from these indemnities was immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognized rent expense as part of selling, general and administrative expenses. We recognized rent expense of $1.4 million and $1.3 million for the three months ended December 31, 2023, and December 31, 2022, respectively, and $4.4 million and $3.8 million for the nine months ended December 31, 2023, and 2022, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2023 (in thousands):

		Professional	Managed
	Product	Services	Services	Total
Balance March 31, 2023 (1)	$106,497	$19,712	$9,896	$136,105
Acquisitions	19,672	2,456	-	$22,128
Foreign currency translations	40	7	4	$51
Balance December 31, 2023 (1)	$126,209	$22,175	$9,900	$158,284

(1)	Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that precede our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

Our goodwill balance increased by $22.2 million over the nine months ended December 31, 2023, due to $22.1 million in goodwill additions from our acquisition of Network Solutions Group (“NSG”), and from foreign currency translations of $0.1 million. Please refer to Note 15, “Business Combinations” for details of our acquisition.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value. In our annual test as of October 1, 2023, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our product, professional services, and managed services reporting units continued to exceed their carrying value.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on December 31, 2023, and March 31, 2023 (in thousands):

	December 31, 2023			March 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased intangibles	$115,471	$(72,784)	$42,687	$85,449	$(61,376)	$24,073
Capitalized software development	10,517	(10,234)	283	10,516	(9,544)	972
Total	$125,988	$(83,018)	$42,970	$95,965	$(70,920)	$25,045

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for customer relationships and other intangible assets was $3.9 million for the three months ended December 31, 2023, and $2.5 million for the three months ended December 31, 2022, and $11.3 million and $7.2 million for the nine months ended December 31, 2023, and 2022, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the nine months ended December 31, 2023, and 2022 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	516	27	484	1,027
Write-offs and other	(89)	1	(1)	(89)
Balance December 31, 2023	$2,999	$829	$1,464	$5,292

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance April 1, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	1,584	546	716	$2,846
Write-offs and other	(102)	(2)	-	$(104)
Balance December 31, 2022	$3,893	$1,252	$1,397	$6,542

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of December 31, 2023 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$78,475	$19,040	$4,558	$3,230	$39	$-	$105,342	$(35,451)	$69,891
Average CQR	10,780	4,078	374	75	-	14	15,321	(3,858)	11,463
Total	$89,255	$23,118	$4,932	$3,305	$39	$14	$120,663	$(39,309)	$81,354

Lease receivables:
High CQR	$26,317	$9,664	$2,211	$1,270	$214	$10	$39,686	$(5,320)	$34,366
Average CQR	17,209	10,713	2,749	375	2	-	31,048	(3,548)	27,500
Total	$43,526	$20,377	$4,960	$1,645	$216	$10	$70,734	$(8,868)	$61,866

Total amortized cost (1)	$132,781	$43,495	$9,892	$4,950	$255	$24	$191,397	$(48,177)	$143,220

(1)	Excludes unguaranteed residual values of $4,009 thousand that we retained after selling the related lease receivable.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

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

The following table provides an aging analysis of our financing receivables as of December 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$5,735	$306	$2,131	$8,172	$5,617	$13,789	$106,874	$120,663
Lease receivables	542	754	2,023	3,319	3,221	6,540	64,194	70,734
Total	$6,277	$1,060	$4,154	$11,491	$8,838	$20,329	$171,068	$191,397

The following table provides an aging analysis of our financing receivables as of March 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,020	$862	$473	$2,355	$7,703	$10,058	$101,000	$111,058
Lease receivables	1,068	463	864	2,395	5,413	7,808	48,238	56,046
Total	$2,088	$1,325	$1,337	$4,750	$13,116	$17,866	$149,238	$167,104

Our financial assets on nonaccrual status were not significant as of December 31, 2023, and March 31, 2023.

8.	NOTES PAYABLE AND CREDIT FACILITY

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

Under the accounts payable floor plan facility, we had an outstanding balance of $92.5 million and $134.6 million as of December 31, 2023, and March 31, 2023, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

Under the revolving credit facility, we had no balance outstanding as of December 31, 2023, and March 31, 2023. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of December 31, 2023, and March 31, 2023.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of December 31, 2023, and March 31, 2023, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default, the lender has recourse against us. As of  March 31, 2023, we had $6.0 million arising from one installment payment arrangement within our technology business. As of December 31, 2023, we have fully paid off our recourse notes payable. Our payments under this installment agreement were due quarterly in amounts that were correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of March 31, 2023.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of December 31, 2023, and March 31, 2023, we had $48.4 million and $34.3 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 6.64% and 5.01%, as of December 31, 2023, and March 31, 2023, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of December 31, 2023, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2023, and 2022, respectively (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Net earnings attributable to common shareholders - basic and diluted	$27,282	$35,694	$93,793	$86,502

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,618	26,592	26,598	26,561
Effect of dilutive shares	79	56	67	127
Weighted average shares common outstanding — diluted	26,697	26,648	26,665	26,688

Earnings per common share - basic	$1.02	$1.34	$3.53	$3.26

Earnings per common share - diluted	$1.02	$1.34	$3.52	$3.24

11.	STOCKHOLDERS’ EQUITY

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

During the nine months ended December 31, 2023, we purchased 131,263 shares of our outstanding common stock at a value of $6.7 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2022, we purchased 70,473 shares of our outstanding common stock at a value of $3.9 million under the share repurchase plan; we also purchased 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of December 31, 2023, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

The 2021 Employee LTIP was approved by our shareholders on September 16, 2021, and became effective October 1, 2021. The 2021 Employee LTIP replaced the 2012 Employee LTIP that had previously been approved by our shareholders on September 13, 2012. Beginning September 16, 2021, we permanently ceased issuing any additional shares under the 2012 Employee LTIP.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the nine months ended December 31, 2023, we granted 13,120 restricted shares of our stock under the 2017 Director LTIP, and 152,865 restricted shares of our stock under the 2021 Employee LTIP. For the nine months ended December 31, 2022, we granted 18,842 shares of our stock under the 2017 Director LTIP, and 138,643 restricted shares of our stock under the 2021 Employee LTIP. The following table provides a summary of our restricted stock activity:

	Number of Shares	Weighted Average Grant-date Fair Value

Nonvested April 1, 2023	314,860	$49.57
Granted	165,985	$56.43
Vested	(167,546)	$46.31
Forfeited	(2,509)	$55.60
Nonvested December 31, 2023	310,790	$55.01

PERFORMANCE STOCK UNITS

On November 17, 2023, we granted 15,120 Performance Stock Units (“PSUs”) with a grant date fair value of $61.17 to our named executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period ending March 31, 2026. The PSUs represent the right to receive shares of our common stock on a one-to-one basis. The total number of PSUs that vest range from 0% to 200% of the number of PSUs at the target level of achievement for one or more of the performance targets. No shares vested or were forfeited during the year.

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at 6-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the nine months ended December 31, 2023, we issued 70,715 shares at a weighted average price of $42.69 per share under the ESPP. As of December 31, 2023, there were 2.43 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, ESPP, PSUs, and the related income tax benefit for the three and nine months ended December 31, 2023, and 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Equity-based compensation expense	$2,526	$1,950	$7,145	$5,681
Income tax benefit	(733)	(540)	(1,986)	(1,608)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of December 31, 2023, the total unrecognized compensation expense related to non-vested restricted stock was $12.6 million, which is expected to be recognized over a weighted-average period of 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan, to which we may contribute from time to time at our sole discretion. Employer contributions to the plan are always fully vested. Our estimated contribution expense to the plan for the three months ended December 31, 2023, and 2022, was $1.0 and $1.1 million, respectively. For the nine months ended December 31, 2023, and 2022, our estimated contribution expense for the plan was $3.6 million and $3.2 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $11.1 million and $36.1 million for the three and nine months ended December 31, 2023, as compared to $13.7 million and $34.1 million for the same periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2023, was 29.0% and 27.8% respectively, compared with 27.7% and 28.3%, respectively, for the same periods in the prior year. The effective tax rate for the three and nine months ended December 31, 2023, and December 31, 2022, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2023, and March 31, 2023 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Money market funds	$30,230	$30,230	$-	$-

March 31, 2023
Assets:
Money market funds	$8,880	$8,880	$-	$-

15.	BUSINESS COMBINATIONS

PEAK RESOURCES, INC. (“PEAK”)

On January 27, 2024, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of PEAK. Based in Denver, CO, PEAK is an established provider of modern data center, networking, and security products and services. The acquisition will help drive additional growth with enhanced engineering, sales, and services delivery capabilities in the mountain west region. Our preliminary sum for consideration transferred is $5.6 million, equal to cash paid at closing. As of our filing date, our initial accounting for the business combination is incomplete.

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

Our sum for consideration transferred is $48.6 million consisting of $59.6 million paid in cash at closing minus $11.0 million that was paid back to us during the quarter ended September 30, 2023, by the sellers based on adjustments to a determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

We recognized goodwill related to this transaction of $22.1 million, of which $19.7 million and $2.4 million were assigned to our product and professional services reporting segment, respectively. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes.

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2023, is not material.

FUTURE COM, LTD. (“FUTURE COM”)

On July 15, 2022, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of Future Com, a Texas-based provider of cybersecurity solutions, cloud security and security consulting services throughout the US. Our acquisition provides access to enhanced engineering, sales, and services delivery capabilities in the South-Central region of the United States, as well as bolstering the skills and expertise surrounding ePlus’ growing cybersecurity practice.

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

We recognized goodwill related to this transaction of $9.7 million, which was originally assigned to our technology segment. As a result of changes in our segments, we subsequently reassigned the goodwill to our product, professional services, and managed services segments. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes.

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

The following table provides reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net sales
Product	$419,478	$544,316	$1,418,581	$1,336,309
Professional services	40,044	39,151	113,870	114,369
Managed services	34,640	28,307	99,335	81,359
Financing	14,893	11,702	39,055	43,504
Total	509,055	623,476	1,670,841	1,575,541

Gross profit
Product	91,919	104,485	308,059	282,042
Professional services	17,332	15,294	47,852	45,046
Managed services	11,015	8,075	31,006	22,692
Financing	13,544	10,518	33,531	35,419
Total	133,810	138,372	420,448	385,199

Operating expenses
Technology business	91,599	86,764	278,869	247,568
Financing	4,164	5,150	12,337	13,883
Total	95,763	91,914	291,206	261,451

Operating income
Technology business	28,667	41,090	108,048	102,212
Financing	9,380	5,368	21,194	21,536
Total	38,047	46,458	129,242	123,748

Other income (expense), net	366	2,907	673	(3,112)

Earnings before tax	$38,413	$49,365	$129,915	$120,636

Depreciation and amortization
Technology business	$5,381	$3,582	$15,747	$10,304
Financing	18	27	74	83
Total	$5,399	$3,609	$15,821	$10,387

Interest and financing costs
Technology business	$217	$1,308	$1,428	$2,117
Financing	766	267	1,626	746
Total	$983	$1,575	$3,054	$2,863

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment
Technology business	$2,028	$2,225	$6,717	$4,122
Financing	68	1,026	987	1,539
Total	$2,096	$3,251	$7,704	$5,661

The following tables provide a disaggregation of net sales by source and further disaggregate our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended December 31, 2023
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$412,060	$40,044	$34,640	$774	$487,518
Financing and other	7,418	-	-	14,119	21,537
Total	$419,478	$40,044	$34,640	$14,893	$509,055

Timing and position as principal or agent
Transferred at a point in time as principal	$367,350	$-	$-	$774	$368,124
Transferred at a point in time as agent	44,710	-	-	-	44,710
Transferred over time as principal	-	40,044	34,640	-	74,684
Total revenue from contracts with customers	$412,060	$40,044	$34,640	$774	$487,518

	Nine months ended December 31, 2023
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$1,398,668	$113,870	$99,335	$4,899	$1,616,772
Financing and other	19,913	-	-	34,156	54,069
Total	$1,418,581	$113,870	$99,335	$39,055	$1,670,841

Timing and position as principal or agent
Transferred at a point in time as principal	$1,262,010	$-	$-	$4,899	$1,266,909
Transferred at a point in time as agent	136,658	-	-	-	136,658
Transferred over time as principal	-	113,870	99,335	-	213,205
Total revenue from contracts with customers	$1,398,668	$113,870	$99,335	$4,899	$1,616,772

	Three months ended December 31, 2022
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$538,400	$39,151	$28,307	$560	$606,418
Financing and other	5,916	-	-	11,142	17,058
Total	$544,316	$39,151	$28,307	$11,702	$623,476

Timing and position as principal or agent
Transferred at a point in time as principal	$495,294	$-	$-	$560	$495,854
Transferred at a point in time as agent	43,106	-	-	-	43,106
Transferred over time as principal	-	39,151	28,307	-	67,458
Total revenue from contracts with customers	$538,400	$39,151	$28,307	$560	$606,418

	Nine months ended December 31, 2022
	Product	Professional Services	Managed Services	Financing	Total

Net Sales
Contracts with customers	$1,320,904	$114,369	$81,359	$8,428	$1,525,060
Financing and other	15,405	-	-	35,076	50,481
Total	$1,336,309	$114,369	$81,359	$43,504	$1,575,541

Timing and position as principal or agent
Transferred at a point in time as principal	$1,199,508	$-	$-	$8,428	$1,207,936
Transferred at a point in time as agent	121,396	-	-	-	121,396
Transferred over time as principal	-	114,369	81,359	-	195,728
Total revenue from contracts with customers	$1,320,904	$114,369	$81,359	$8,428	$1,525,060

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Customer end market:
Telecom, Media & Entertainment	$139,551	$184,539	$405,192	$431,269
Technology	83,951	133,067	268,302	299,088
State and local government and educational institutions	60,108	72,730	264,419	207,823
Healthcare	55,504	69,825	214,182	205,297
Financial Services	38,816	48,008	174,391	118,917
All others	116,232	103,605	305,300	269,643
Net sales	494,162	611,774	1,631,786	1,532,037
Less: Revenue from financing and other	(7,418)	(5,916)	(19,913)	(15,405)
Revenue from contracts with customers	$486,744	$605,858	$1,611,873	$1,516,632

Type:
Product
Networking	$209,936	$275,774	$723,760	$584,311
Cloud	120,253	157,126	427,365	470,851
Security	58,822	77,111	156,504	173,623
Collaboration	13,608	13,405	53,647	45,572
Other	16,859	20,900	57,305	61,952
Total product	419,478	544,316	1,418,581	1,336,309

Professional services	40,044	39,151	113,870	114,369
Managed services	34,640	28,307	99,335	81,359
Net sales	494,162	611,774	1,631,786	1,532,037
Less: Revenue from financing and other	(7,418)	(5,916)	(19,913)	(15,405)
Revenue from contracts with customers	$486,744	$605,858	$1,611,873	$1,516,632

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology business segments accounted for 98% of our net sales and 84% of our operating income, while our financing segment accounted for 2% of our net sales and 16% of our operating income, for the nine months ended December 31, 2023.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and geopolitical concerns may impact our customers’ willingness to spend on technology and services.

•
Like others in the industry, we are experiencing ongoing supply constraints that have affected, and could continue to further affect, lead times for delivery of certain products, our having to carry more inventory for longer periods, the cost of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers to further mitigate disruptions outside our control. Despite these actions, we believe extended lead times will likely continue to persist for at least the next few quarters.

•
We are experiencing increases in prices from our suppliers. We generally have been able to pass price increases to our customers. Accordingly, inflation could have a material impact on our sales, gross profit, or operating costs in the future. Our financing quotes are generally indexed to market changes to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available and more stringent assessment for our financing arrangements from our lender partners.

•
Customers’ top focus areas include artificial intelligence, security, cloud solutions, hybrid work environments (work from home, work from anywhere, and return to office), as well as digital transformation and modernization. We have developed advisory services, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcome.

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

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use gross billings as an operational metric to assess the volume of transactions or market share for our technology business segments—product, professional services, and managed services—as well as to understand changes in our accounts receivable and accounts payable. We believe gross billings will aid investors in the same manner.

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

The following tables provide our key business metrics for our consolidated entity, our technology business- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2023	2022	2023	2022

Financial metrics
Net sales	$509,055	$623,476	$1,670,841	$1,575,541

Gross profit	$133,810	$138,372	$420,448	$385,199
Gross margin	26.3%	22.2%	25.2%	24.4%
Operating income margin	7.5%	7.5%	7.7%	7.9%

Net earnings	$27,282	$35,694	$93,793	$86,502
Net earnings margin	5.4%	5.7%	5.6%	5.5%
Net earnings per common share - diluted	$1.02	$1.34	$3.52	$3.24

Non-GAAP financial metrics
Non-GAAP: Net earnings (1)	$31,546	$36,714	$106,399	$97,623
Non-GAAP: Net earnings per common share - diluted (1)	$1.18	$1.38	$3.99	$3.66

Adjusted EBITDA (2)	$46,189	$53,325	$153,636	$141,933
Adjusted EBITDA margin	9.1%	8.6%	9.2%	9.0%

Technology business segments

Financial Metrics
Net sales
Product	$419,478	$544,316	$1,418,581	$1,336,309
Professional services	40,044	39,151	113,870	114,369
Managed services	34,640	28,307	99,335	81,359
Total	$494,162	$611,774	$1,631,786	$1,532,037

Gross profit
Product	$91,919	$104,485	$308,059	$282,042
Professional services	17,332	15,294	47,852	45,046
Managed services	11,015	8,075	31,006	22,692
Total	$120,266	$127,854	$386,917	$349,780

Gross margin
Product	21.9%	19.2%	21.7%	21.1%
Professional services	43.3%	39.1%	42.0%	39.4%
Managed services	31.8%	28.5%	31.2%	27.9%
Total	24.3%	20.9%	23.7%	22.8%

Operating income	$28,667	$41,090	$108,048	$102,212

Non-GAAP financial metric
Adjusted EBITDA (2)	$36,725	$47,869	$132,170	$120,135

Operational metric
Gross billings (3)
Networking	$251,322	$314,709	$839,638	$676,761
Security	189,476	193,866	480,159	509,241
Cloud	181,559	234,464	641,120	708,080
Collaboration	23,180	27,925	97,111	100,799
Other	55,473	60,803	203,805	205,603
Product gross billings	701,010	831,767	2,261,833	2,200,484
Service gross billings	95,976	67,076	233,618	212,319
Total gross billings	$796,986	$898,843	$2,495,451	$2,412,803

Financing business segment

Financial metrics
Net sales	$14,893	$11,702	$39,055	$43,504

Gross profit	$13,544	$10,518	$33,531	$35,419

Operating income	$9,380	$5,368	$21,194	$21,536

Non-GAAP financial metric
Adjusted EBITDA (2)	$9,464	$5,456	$21,466	$21,798

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

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
GAAP: Earnings before tax	$38,413	$49,365	$129,915	$120,636
Share-based compensation	2,526	1,950	7,145	5,681
Acquisition related amortization expense	3,856	2,505	11,348	7,182
Other (income) expense	(366)	(2,907)	(673)	3,112
Non-GAAP: Earnings before provision for income taxes	44,429	50,913	147,735	136,611

GAAP: Provision for income taxes	11,131	13,671	36,122	34,134
Share-based compensation	733	544	2,005	1,624
Acquisition related amortization expense	1,115	693	3,173	2,030
Other (income) expense	(106)	(811)	(190)	933
Tax benefit (expense) on restricted stock	10	102	226	267
Non-GAAP: Provision for income taxes	12,883	14,199	41,336	38,988

Non-GAAP: Net earnings	$31,546	$36,714	$106,399	$97,623

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
GAAP: Net earnings per common share - diluted	$1.02	$1.34	$3.52	$3.24

Share-based compensation	0.07	0.05	0.19	0.15
Acquisition related amortization expense	0.10	0.07	0.30	0.20
Other (income) expense	(0.01)	(0.08)	(0.01)	0.08
Tax benefit (expense) on restricted stock	-	-	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.16	0.04	0.47	0.42

Non-GAAP: Net earnings per common share - diluted	$1.18	$1.38	$3.99	$3.66

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other income (expense). Adjusted EBITDA presented for the technology business and the financing business segment is defined as operating income calculated in accordance with US GAAP, adjusted for interest expense, share-based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing business segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2023	2022	2023	2022
Net earnings	$27,282	$35,694	$93,793	$86,502
Provision for income taxes	11,131	13,671	36,122	34,134
Share-based compensation	2,526	1,950	7,145	5,681
Interest and financing costs	217	1,308	1,428	2,117
Depreciation and amortization	5,399	3,609	15,821	10,387
Other income (expense)	(366)	(2,907)	(673)	3,112
Adjusted EBITDA	$46,189	$53,325	$153,636	$141,933

Technology business segments
Operating income	$28,667	$41,090	$108,048	$102,212
Depreciation and amortization	5,381	3,582	15,747	10,304
Share based compensation	2,460	1,889	6,947	5,502
Interest and financing costs	217	1,308	1,428	2,117
Adjusted EBITDA	$36,725	$47,869	$132,170	$120,135

Financing business segment
Operating income	$9,380	$5,368	$21,194	$21,536
Depreciation and amortization	18	27	74	83
Share-based compensation	66	61	198	179
Adjusted EBITDA	$9,464	$5,456	$21,466	$21,798

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended December 31, 2023, decreased $114,.4 million, or 18.4%, to $509.1 million, compared to $623.5 million in the same three-month period in the prior year. The decrease in net sales was partially driven by lower net sales from our product segment due to decreased sales volume and was partially offset by higher net sales from professional services segment, managed services segment, and financing segment net sales due to higher transaction gains.

Net sales for the nine months ended December 31, 2023, increased $95.3 million, or 6.0%, to $1,670.8 million, compared to $1,575.5 million in the same nine-month period in the prior year. The increase in net sales was driven by higher net sales from our product segment and managed services segments, primarily from the addition of sales to new customers from our acquisitions of Network Solutions Group (“NSG”) and Future Com, Ltd. (“Future Com”), and was partially offset by a decline in revenues from our financing business segment primarily due to lower post contract earnings.

Gross profit: Gross profit for the three months ended December 31, 2023, decreased 3.3%, to $133.8 million, compared to $138.4 million in the same three-month period in the prior year due to a decline in product net sales. Overall, gross margin increased 410 basis points to 26.3%, as compared to the same period in the prior year. The increase in gross margin was primarily due to increases in both product and service margin along with higher gross margin in our financing business segment.

Gross profit for the nine months ended December 31, 2023, increased 9.2%, to $420.4 million, compared to $385.2 million in the same nine-month period in the prior year due to increased net sales volume. Overall, gross margin for the nine months ended December 31, 2023, increased 80 basis points to 25.2%, as compared to the same period in the prior year. The increase in gross margin was primarily due increases in both product and service margin within our technology business segments along with higher margin in our financing business segment.

Operating expenses: Operating expenses for the three months ended December 31, 2023, increased $3.9 million, or 4.2%, to $95.8 million, as compared to $91.9 million for the same three-month period in the prior year. The increase in operating expenses was primarily due to an increase of $4.3 million in salaries and benefits, mainly driven by an increase in headcount and salary increases offset by a decrease of $1.1 million in variable compensation corresponding to the decrease in gross profit. As of December 31, 2023, we had 1,897 employees, an increase of 8.7% from 1,745 as of December 31, 2022.

General and administrative expenses also increased $0.6 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, as we had higher software, subscription, and maintenance fees due to the increase in headcount.

Depreciation and amortization increased $1.8 million for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, due to increased amortization of intangible assets from the acquisition of NSG. Interest and financing costs decreased $0.6 million for the three months ended December 31, 2023, compared to the same three-month period in the prior year due to lower outstanding borrowings. Offsetting these increases was a decrease of $1.2 million in provision for credit losses.

Operating expenses for the nine months ended December 31, 2023, increased $29.7 million, or 11.4%, to $291.2 million, as compared to $261.5 million for the same nine-month period in the prior year. Our increase in operating expenses was primarily due to an increase of $18.9 million in salaries and benefits, mainly driven by an increase in headcount, as well as higher variable compensation of $3.5 million corresponding to the increase in gross profit.

General and administrative expenses also increased $3.6 million for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, as we had higher software, subscription and maintenance fees, travel and entertainment costs due to the return of in-person business meetings and events, advertising and marketing fees, and facility rent due to the opening of our new Customer Innovation Center. In addition, we had higher professional and legal fees.

Depreciation and amortization increased $5.4 million for the nine months ended December 31, 2023, compared to the nine months ended December 31, 2022, due to increased amortization of intangible assets from the acquisition of NSG. Interest and financing costs increased $0.2 million for the nine months ended December 31, 2023, compared to the same nine-month period in the prior year due to higher interest rates offset by lower outstanding borrowings. Offsetting these increases was a decrease of $1.8 million in provision for credit losses.

Operating income: As a result of the foregoing, operating income for the three months ended December 31, 2023, decreased $8.5 million, or 18.3%, to $38.0 million, as compared to $46.5 million for the three months ended December 31, 2022, and operating margin remained flat at 7.5%. The decrease in operating income was due to decreases from our technology business, which was offset by higher operating income from our financing business segment.

Operating income for the nine months ended December 31, 2023, increased $5.5 million, or 4.4%, to $129.2 million, as compared to $123.7 million for the nine months ended December 31, 2022, and operating margin decreased by 20 basis points to 7.7%. The increase in operating income was due to increases from our technology business, which was offset slightly by lower operating income from our financing business segment.

Adjusted EBITDA for the three months ended December 31, 2023, was $46.2 million, a decrease of $7.1 million, or 13.4%, as compared to $53.3 million for the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended December 31, 2023, increased 50 basis points to 9.1%, as compared to the three months ended December 31, 2022, of 8.6%. The decrease in Adjusted EBITDA was due to decreases from our technology business, which was offset by higher Adjusted EBITDA from our financing business segment.

Adjusted EBITDA for the nine months ended December 31, 2023, was $153.6 million, an increase of $11.6 million, or 8.2%, as compared to $141.9 million for the same nine-month period in the prior year. Adjusted EBITDA margin for the nine months ended December 31, 2023, increased 20 basis points to 9.2%, as compared to the nine months ended December 31, 2022, of 9.0%. The increase in Adjusted EBITDA was due to increases from our technology business, which was offset slightly by lower Adjusted EBITDA from our financing business segment.

Net earnings per common share diluted for the three months ended December 31, 2023, decreased $0.32, or 23.9%, to $1.02 per share, as compared to $1.34 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share diluted for the three months ended December 31, 2023, decreased $0.20, or 14.5%, to $1.18 per share, as compared to $1.38 per share for the three months ended December 31, 2022.

Net earnings per common share diluted for the nine months ended December 31, 2023, increased $0.28, or 8.6%, to $3.52 per share, as compared to $3.24 per share in the same nine-month period in the prior year. Non-GAAP: Net earnings per common share diluted for the nine months ended December 31, 2023, increased $0.33, or 9.0%, to $3.99 per share, as compared to $3.66 per share for the nine months ended December 31, 2022.

SEGMENT OVERVIEW

Technology business segments

Our technology business includes three segments: product, professional services, and managed services as further discussed below.

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

The quarter ended June 30, 2023, was the first quarterly period in which we reported these three separate segments within our technology business as we previously consolidated this information within a single technology segment. We manage the technology business segments based on gross profit and the operating expenses associated with these segments in total as our technology business. Based upon our current business and operations, we intend to continue reporting these three segments that will comprise our technology business. We recast prior periods to conform with our current segment organization.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2023, compared to the three and nine months ended December 31, 2022

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Financial Metrics
Net sales
Product	$419,478	$544,316	$1,418,581	$1,336,309
Professional services	40,044	39,151	113,870	114,369
Managed services	34,640	28,307	99,335	81,359
Total	$494,162	$611,774	$1,631,786	$1,532,037

Gross Profit
Product	91,919	104,485	308,059	282,042
Professional services	17,332	15,294	47,852	45,046
Managed services	11,015	8,075	31,006	22,692
Total	120,266	127,854	386,917	349,780

Selling, general, and administrative	86,001	81,874	261,694	235,147
Depreciation and amortization	5,381	3,582	15,747	10,304
Interest and financing costs	217	1,308	1,428	2,117
Operating expenses	91,599	86,764	278,869	247,568

Operating income	$28,667	$41,090	$108,048	$102,212

Key Metrics & Other Information
Gross billings	$796,986	$898,843	$2,495,451	$2,412,803

Adjusted EBITDA	$36,725	$47,869	$132,170	$120,135

Product margin	21.9%	19.2%	21.7%	21.1%
Professional service margin	43.3%	39.1%	42.0%	39.4%
Managed service margin	31.8%	28.5%	31.2%	27.9%

Net sales by customer end market:
Telecom, media & entertainment	$139,551	$184,539	$405,192	$431,269
Technology	83,951	133,067	268,302	299,088
SLED	60,108	72,730	264,419	207,823
Healthcare	55,504	69,825	214,182	205,297
Financial services	38,816	48,008	174,391	118,917
All others	116,232	103,605	305,300	269,643
Total	$494,162	$611,774	$1,631,786	$1,532,037

Net sales by type:
Networking	$209,936	$275,774	$723,760	$584,311
Cloud	120,253	157,126	427,365	470,851
Security	58,822	77,111	156,504	173,623
Collaboration	13,608	13,405	53,647	45,572
Other	16,859	20,900	57,305	61,952
Total products	419,478	544,316	1,418,581	1,336,309

Professional services	40,044	39,151	113,870	114,369
Managed services	34,640	28,307	99,335	81,359
Total	$494,162	$611,774	$1,631,786	$1,532,037

Net sales: Net sales of the combined technology business segments for the three months ended December 31, 2023, decreased compared to the three months ended December 31, 2022, driven by decreased volume from customers across all our significant customer end markets.

Net sales of the combined technology business segments for the nine months ended December 31, 2023, increased compared to the nine months ended December 31, 2022, driven by demand from customers in SLED, financial services, and healthcare industries, offset by decreased volume with customers in telecom, media, and entertainment, and technology industries.

Product segment sales for the three months ended December 31, 2023, decreased compared to the same three-month period in the prior year due to lower sales of networking equipment, cloud, and security products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. Offsetting these decreases was the addition of product sales to customers from the NSG acquisition, which contributed $15.5 million.

Product segment sales for the nine months ended December 31, 2023, increased compared to the same nine-month period in the prior year due to higher sales of networking equipment and collaboration products, offset by a decline in sales of cloud and security products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. In addition, the increase in product segment sales during this nine-month period was due to the addition of product sales to customers from the NSG acquisition, which contributed $75.0 million.

Professional services segment sales for the three months ended December 31, 2023, increased compared to the three months ended December 31, 2022, due to higher project related services of $3.8 million, offset by a decrease in staff augmentation and consulting revenues of $2.7 million and $0.2 million, respectively, primarily driven by the closure of projects with existing customers.

Professional services segment sales for the nine months ended December 31, 2023, decreased compared to the nine months ended December 31, 2022, due to a decrease in staff augmentation and consulting revenues of $7.1 million and $0.1 million, respectively, primarily driven by the decline in customer demand for these services. Offsetting this decline was higher project related services of $7.1 million, primarily driven by the addition of professional services sales to customers from our NSG acquisition.

Managed services segment sales for the three and nine months ended December 31, 2023, increased compared to the three and nine months ended December 31, 2022, due to ongoing expansion of these service offerings during both periods primarily related to ongoing growth in enhanced maintenance support, service desk, and security operations center revenues.

Gross profit: Gross profit of the combined technology business segments for the three months ended December 31, 2023, decreased compared to the three months ended December 31, 2022, due mainly to the decrease in product segment sales, offset by increases in managed service, and professional service sales. Gross profit margin increased by 340 basis points to 24.3% during this three-month period due to higher product, managed service, and professional service margin.

Gross profit of the combined technology business segments for the nine months ended December 31, 2023, increased compared to the nine months ended December 31, 2022, due to the increase in product and managed service sales, offset by a slight decline in professional service sales. Gross profit margin increased by 90 basis points to 23.7% during this nine-month period due to higher product, managed service, and professional service margin.

Product segment margin for the three months ended December 31, 2023, increased by 270 basis points from the same three-month period in the prior year due to a shift in product mix as we sold a higher proportion of third-party maintenance and services in the third quarter of 2024, and an increase in vendor incentives.

Product segment margin for the nine months ended December 31, 2023, increased by 60 basis points from the same nine-month period in the prior year due to improvements to up front margins and an increase in vendor incentives, offset by a shift in product mix as we sold a higher proportion of networking hardware than third party services that are recognized on a net basis.

Professional services segment margin for the three and nine months ended December 31, 2023, increased by 420 and 260 basis points, respectively, from the same three- and nine-month period in the prior year primarily due to a shift in mix toward higher margin project-based services, offset by lower staff augmentation services.

Managed services segment margin for the three and nine months ended December 31, 2023, increased by 330 basis points, from the same three- and nine-month period in the prior year primarily due to improved margin within our service desk line of business.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and nine months ended December 31, 2023, for the technology business, increased compared to the three and nine months ended December 31, 2022, mainly due to increases in salaries and benefits.

Salaries and benefits for the three months ended December 31, 2023, increased $3.4 million, or 4.8% to $73.9 million, as compared to $70.5 million for the same three-month period in the prior year, due to an increase of $3.4 million in salaries and benefits, mainly driven by increased headcount and salary increases. Our technology business had an aggregate of 1,863 employees as of December 31, 2023, an increase of 154 from 1,709 as of December 31, 2022. We added 83 employees from our acquisition of NSG. In total, we added 134 additional customer-facing employees for the three months ended December 31, 2023, compared to the same three-month period in the prior year, of which 60 were professional services and technical support personnel due to demand for our services.

Salaries and benefits for the nine months ended December 31, 2023, increased $23.4 million, or 11.8% to $221.9 million, as compared to $198.5 million for the same nine-month period in the prior year, due to an increase of $18.7 million in salaries and benefits, mainly driven by increased headcount and salary increases, and an increase of $4.7 million in variable compensation because of the increase in gross profit.

General and administrative expenses for the technology business for the three months ended December 31, 2023, increased $1.1 million, or 9.9%, to $12.1 million, as compared to $11.0 million for the same three-month period in the prior year, driven by higher software, subscription and maintenance fees of $0.4 million, and higher consulting fees of $0.4 million.

General and administrative expenses for our technology business for the nine months ended December 31, 2023, increased $4.0 million, or 11.4%, to $39.3 million, as compared to $35.3 million for the same nine-month period in the prior year. General and administrative expenses increased due to higher travel and entertainment costs of $1.0 million due to the return of in-person business meetings and events, higher software, subscription and maintenance fees of $0.9 million, higher consulting fees of $0.8 million, higher advertising and marketing fees of $0.7 million, and higher facility rent of $0.6 million due to the opening of our new Customer Innovation Center.

Provision for credit losses for our technology business for the three months ended December 31, 2022, was $0.3 million. There were no provision for credit losses in December 31, 2023. Our lower provision for credit losses for the three months ended December 31, 2023, was due to changes in our net credit exposure.

Provision for credit losses for our technology business for the nine months ended December 31, 2023, was $0.4 million, as compared to $1.3 million for the same nine-month period in the prior year. Our lower provision for credit losses for the nine months ended December 31, 2023, was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization of our technology business for the three and nine months ended December 31, 2023, increased compared to the three and nine months ended December 31, 2022, primarily due to more amortization from intangible assets acquired in the NSG and Future Com acquisitions.

Interest and financing costs: Interest and financing costs of our technology business for the three months ended December 31, 2023, decreased by 83.4% to $0.2 million compared to $1.3 million for the three months ended December 31, 2022, primarily due to lower average borrowings under our WFCDF Credit Facility. Interest and financing costs of our technology business for the nine months ended December 31, 2023, decreased by 32.5% to $1.4 million compared to $2.1 million for the nine months ended December 31, 2022, due to lower average borrowings outstanding under our WFCDF Credit Facility.

FINANCING BUSINESS SEGMENT

The results of operations for our financing business segment were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Financial metrics
Portfolio earnings	$3,701	$2,391	$10,113	$7,952
Transactional gains	8,107	5,181	16,335	15,125
Post-contract earnings	2,685	4,036	11,357	19,281
Other	400	94	1,250	1,146
Net sales	$14,893	$11,702	$39,055	$43,504

Gross profit	13,544	10,518	33,531	35,419

Selling, general, and adminstrative	3,380	4,856	10,637	13,054
Depreciation and amortization	18	27	74	83
Interest and financing costs	766	267	1,626	746
Operating expenses	4,164	5,150	12,337	13,883

Operating income	$9,380	$5,368	$21,194	$21,536

Key metrics & other information
Adjusted EBITDA	$9,464	$5,456	$21,466	$21,798

Net sales: Net sales for the three months ended December 31, 2023, increased due to higher portfolio earnings and transactional gains offset by lower post-contract earnings. Portfolio earnings increased compared to the same period in the prior year mainly due to higher average investments outstanding as well as a higher average earnings rate. Transactional gains increased due to a higher volume of financial assets sold during the quarter. Total proceeds from sales of financing receivables were $422.1 million and $157.2 million for the three months ended December 31, 2023, and 2022, respectively. Our proceeds from sales of financing receivables for the three months ended December 31, 2023, are higher than the same period in the prior year due in part to a few large transactions in the current year period. Post-contract earnings decreased due to lower month-to-month rents.

Net sales for the nine months ended December 31, 2023, decreased due to lower post-contract earnings offset by higher portfolio earnings and transactional gains. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents. Portfolio earnings increased compared to the same period in the prior year mainly due to higher average investments outstanding as well as a higher average earnings rate. Transactional gains increased due to higher volume of financial assets sold during the year. Total proceeds from sales of financing receivables were $704.3 million and $586.1 million for the nine months ended December 31, 2023, and 2022, respectively. Our proceeds from sales of financing receivables for the nine months ended December 31, 2023, are higher than the same period in the prior year due in part to a few large transactions in the current year period.

Gross Profit: Gross profit for the three months ended December 31, 2023, increased compared to the three months ended December 31, 2022, due to an increase in transaction gains. Gross profit for the nine months ended December 31, 2023, decreased compared to the nine months ended December 31, 2022, due to a decrease in revenue, primarily month-to-month rents.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended December 31, 2023, decreased compared to the three months ended December 31, 2022, due to a decrease in provision for credit losses, and a decrease in other professional fees. Selling, general, and administrative expenses for the nine months ended December 31, 2023, decreased compared to the nine months ended December 31, 2022, due to a decrease in variable compensation due to the decline in gross profit. Also contributing to the decrease is a decline in provision for credit losses as we incurred increased expense in the prior nine-month period due to higher investment exposure.

Interest and financing costs: Interest and financing costs for the three and nine months ended December 31, 2023, increased compared to the three and nine months ended December 31, 2022, due to higher interest rates. As of December 31, 2023, our non-recourse notes payable decreased to $48.4 million from $48.5 million as of December 31, 2022. Our weighted average interest rate for non-recourse notes payable was 6.64% and 5.05% as of December 31, 2023, and 2022, respectively.

CONSOLIDATED

Other income, net: Other income, net, for both the three and nine months ended December 31, 2023, was a benefit of $0.4 million and $0.7 million, respectively, compared to a benefit of $2.9 million and a net expense of $3.1 million, for the three and nine months ended December 31, 2022, respectively. For the three months ended December 31, 2023, the lower benefit was driven by decreased net foreign exchange gains and $1.9 million we received related to our claim in a class action lawsuit in the prior three-month period. For the nine months ended December 31, 2023, the higher net gain was driven by increased interest income and decreased foreign exchange losses offset slightly by the gain related to our claim in a class action lawsuit in the prior nine-month period.

Provision for income taxes: Our provision for income tax expense for the three and nine months ended December 31, 2023, was $11.1 million and $36.1 million, respectively, as compared to $13.7 million and $34.1 million for the same three-and nine-month periods in the prior year, respectively. Our effective income tax rates for the three and nine months ended December 31, 2023, were 29.0% and 27.8%, respectively, compared to 27.7% and 28.3% for the three and nine months ended December 31, 2022, respectively. Our effective tax rate was higher for the three months ended December 31, 2023, as compared to the same three-month period in the prior year, primarily due to an unfavorable return to provision adjustment in the three months ended December 31, 2023, compared to a favorable return to provision adjustment in same three-month period in the prior year. Our effective tax rate was lower for the nine months ended December 31, 2023, as compared to the same nine-month period in the prior year, primarily due to lower state effective tax rates and less non-deductible executive compensation in the current period.

Net earnings: Net earnings for the three months ended December 31, 2023, were $27.3 million, a decrease of 23.6% or $8.4 million, as compared to $35.7 million in the same three-month period in the prior year, mainly due to a decrease in operating profits from our technology business offset by an increase in operating profits within our financing business segment. In addition, we had a decrease in other income, net driven by higher foreign exchange gains and other income in the prior three-month period. These decreases were offset by lower income taxes. Net earnings for the nine months ended December 31, 2023, were $93.8 million, an increase of 8.4% or $7.3 million, as compared to $86.5 million in the same nine-month period in the prior year, mainly due to the increase in operating profits from our technology business, and an increase in other income, net driven by less foreign exchange losses. These increases were offset by higher income taxes.

Basic earnings per common share and diluted earnings per common share were both $1.02 for the three months ended December 31, 2023, a decrease of 23.9%, as compared to $1.34 for both our basic earnings per common share and diluted earnings per common share for the three months ended December 31, 2022. Basic earnings per common share and diluted earnings per common share were $3.53 and $3.52, respectively, for the nine months ended December 31, 2023, an increase of 8.3% and 8.6%, respectively, as compared to $3.26 and $3.24 for our basic earnings per common share and diluted earnings per common share, respectively, for the nine months ended December 31, 2022.

Weighted average common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for the three months ended December 31, 2023. Weighted average common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share were both 26.6 million for the three months ended December 31, 2022. Weighted average common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share for the nine months ended December 31, 2023, and 2022, were 26.6 million and 26.7 million respectively.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2023, and 2022 (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$143,492	$(147,038)
Net cash used in investing activities	(55,838)	(15,624)
Net cash (used in) provided by financing activities	(48,651)	103,555
Effect of exchange rate changes on cash	74	3,124
Net increase (decrease) in cash and cash equivalents	$39,077	$(55,983)

Cash flows from operating activities: We had cash provided by operating activities of $143.5 million during the nine months ended December 31, 2023, compared to cash used in operating activities of $147.0 million for the nine months ended December 31, 2022. See below for a breakdown of operating cash flows by business (in thousands):

	Nine Months Ended December 31,
	2023	2022
Technology business segments	$150,030	$(115,811)
Financing business segment	(6,538)	(31,227)
Net cash provided by (used in) operating activities	$143,492	$(147,038)

Technology business: For the nine months ended December 31, 2023, our combined technology business segments had cash provided by operating activities of $150.0 million primarily due to net earnings and increases in accounts payable – trade and salaries and commissions payable, offset by increases in our accounts receivable.

For the nine months ended December 31, 2022, our combined technology business segments used $115.8 million from operating activities primarily due to increases in our accounts receivable and inventories, partially offset by net earnings.

To manage our working capital, we monitor our cash conversion cycle for our technology business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of December 31,
	2023	2022
(DSO) Days sales outstanding (1)	71	62
(DIO) Days inventory outstanding (2)	27	30
(DPO) Days payable outstanding (3)	(44)	(41)
Cash conversion cycle	54	51

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

Our cash conversion cycle increased to 54 days as of December 31, 2023, as compared to 51 days as of December 31, 2022. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased 9 days to 71 days as of December 31, 2023, compared to 62 days as of December 31, 2022, reflecting higher sales to customers with terms greater than or equal to net 60 days. Our DIO decreased to 27 days as of December 31, 2023, compared to 30 days as of December 31, 2022. Our DPO increased 3 days as of December 31, 2023. Invoices processed through our WFCDF Credit Facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid within 30-60 days from the invoice date.

Financing business segment: For the nine months ended December 31, 2023, our financing business segment used $6.5 million from operating activities, primarily due to an increase in financing receivables, offset by net earnings and an increase in accounts payable-trade. For the nine months ended December 31, 2022, our financing business segment used $31.2 million from operating activities, primarily due to increases in financing receivables-net, offset by net earnings.

Cash flows related to investing activities: For the nine months ended December 31, 2023, we used $55.8 million in investing activities, consisting of $48.6 million for the acquisition of NSG, and $7.7 million for purchases of property, equipment and operating lease equipment, partially offset by $0.5 million of proceeds from the sale of property, equipment, and operating lease equipment. For the nine months ended December 31, 2022, we used $15.6 million in investing activities, consisting of $13.3 million in cash used in acquiring Future Com and $5.7 million for purchases of property, equipment, and operating lease equipment, partially offset by $3.3 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the nine months ended December 31, 2023, we used $48.7 million in financing activities, consisting of $58.1 million in net repayments on the floor plan component of our WFCDF Credit Facility and $9.8 million to repurchase outstanding shares of our common stock, partially offset by $16.2 million in net borrowings of non-recourse and recourse notes payable, and $3.0 million in proceeds of issuance of common stock to employees under an employee stock purchase plan. For the nine months ended December 31, 2022, cash provided by financing activities was $103.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $101.6 million, partially offset by $7.2 million in cash used to repurchase outstanding shares of our common stock and $9.2 million in net repayments on the accounts payable floor plan facility.

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

As of December 31, 2023, and March 31, 2023, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $92.5 million and $134.6 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of December 31, 2023, and March 31, 2023, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both December 31, 2023, and March 31, 2023, and is a sublimit of the $500.0 million facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of December 31, 2023, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of December 31, 2023, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
Oct 1, 2023 through Oct 31, 2023	9,000	$63.96	9,000	969,743
Nov 1, 2023 through Nov 30, 2023	11,355	$61.92	11,355	958,388
Dec 1, 2023 through Dec 31, 2023	1,786	$67.10	1,786	956,602
Total	22,141		22,141

(1)	All shares were acquired in open-market purchases.
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

Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or executive officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 2, 2022. (Incorporated herein by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1
Form of Cash Performance Award Agreement. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2023).

10.2
Form of Performance Stock Unit Award Notice and Award Agreement. (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2023).

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

ePlus inc.

Date: February 6, 2024	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 6, 2024	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)