Form 10-K
period 2024-03-31
EPLUS INC
filed 2024-05-23
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2023, was $1,674,712,613. The outstanding number of shares of common stock of ePlus as of May 20, 2024, was 26,951,935.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

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

•	our ability to remain secure during a cybersecurity attack, including both disruptions in our or our vendors’ Information Technology (“IT”) systems and data and audio communication networks;
•	our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and regulatory laws and regulations;
•	ongoing remote work trends, and the increase in cybersecurity attacks that have occurred while employees work remotely and our ability to adequately train our personnel to prevent a cyber event;
•	the possibility of a reduction of vendor incentives provided to us;
•	our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel;
•	maintaining and increasing advanced professional services by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
•	risks relating to use or capabilities of artificial intelligence including social and ethical risks;
•	our ability to manage a diverse product set of solutions, including artificial intelligence (“AI”) products and services, in highly competitive markets with a number of key vendors;
•	our dependency on continued innovations in hardware, software, and service offerings, including AI products and services, by our vendors and our ability to partner with them;
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

•	our ability to perform professional and managed services competently, in accordance with professional standards, and free from errors or omissions;
•	rising interest rates or the loss of key lenders or the constricting of credit markets;

•	loss of our credit facility or credit lines with our vendors may restrict our current and future operations;
•	domestic and international economic regulations uncertainty (e.g., tariffs, sanctions, and trade agreements);
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
•
our inability to identify acquisition candidates, perform sufficient due diligence prior to completing an acquisition, successfully integrate a completed acquisition, or identify an opportunity for or successfully complete an asset disposition, may affect our earnings;

•
our contracts may not be adequate to protect us as we are subject to external audits which we may not pass, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

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

•	we may not continue to repurchase any of our common stock under our share repurchase program;
•	our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies;
•	fluctuations in foreign currency exchange rates may impact our results of operation and financial position;
•	our ability to maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace; and
•
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties. For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

OUR BUSINESS

ePlus inc., sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.”, has been delivering solutions for our customers since 1990. We conduct our operations through two businesses. Our technology business, consisting of our product, professional services, and managed services segments, provides technology solutions. Our technology solutions leverage third-party hardware, software, and maintenance and other services with our own advanced professional and managed services. Our financing business segment primarily provides financing of IT equipment, software, and related services. Across both businesses, we sell to commercial entities, state and local governments, government contractors, and educational institutions.

OUR SOLUTIONS

We are a leading provider of technology solutions across the spectrum spanning security, cloud, data center, networking, collaboration, AI, service provider and critical infrastructure, and emerging solutions, to domestic and foreign organizations across all industry segments.

Our solutions are comprised of world class leading technologies from partners such as Amazon Web Services (“AWS”), Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Deepwatch, Dell EMC, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Pure Storage, Rubrik, Splunk, Varonis, and VMware by Broadcom, among many others.

Our solutions leverage a broad range of professional, consultative, and managed services, across the technology spectrum. We possess top-level engineering certifications with a broad range of leading IT technologies that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Underpinning the broader areas of cloud, security, AI, networking, data center and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge computing, consumption licensing models, and other advanced and emerging technologies.

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

We also offer a wide portfolio of technology and other capital asset financing solutions to customers across commercial and government enterprises, designing programs that are tailored to fit their unique processes, structures, and requirements. Our expertise in core and emerging technologies, buttressed by our robust portfolio of professional, services and managed services, has enabled ePlus to remain a trusted advisor for our customers.

OUR CUSTOMERS

We focus primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. For the year ended March 31, 2024, the percentage of revenue by customer end market within our technology business includes 25% for the telecommunications, media and entertainment industry, 17% for the technology industry, 15% for SLED, 13% for healthcare, and 11% for financial services. Sales to Verizon Communications Inc. represented 19%, 22%, and 24% of our net sales for the years ended March 31, 2024, 2023, and 2022, respectively.

We sell to customers in the United States (“US”), which accounts for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology business segments accounted for 98% of our net sales—85% from the product segment, 7% from the professional services segment, and 6% from the managed services segment—and 84% of our operating income. Our financing business segment accounted for 2% of our net sales, and 16% of our operating income for the year ended March 31, 2024.

OUR INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

We have identified and focused on several specific trends that we believe will create higher growth in the overall US IT market such as:

MULTI-CLOUD STRATEGY

Cloud-enabled frameworks have become a core foundation of modern IT. Our strategy consists of assisting customers in aligning cloud strategy with business objectives, creating an enterprise cloud foundation, enabling multi-cloud capabilities, accelerating cloud migrations, modernizing the datacenter, and optimizing cloud deployments for cost and security. By understanding our customers’ environment, applications, and business requirements, we deploy solutions that leverage the most appropriate technology on the most appropriate platform with the most appropriate consumption model. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. As the market matures, we will continue to build and acquire skills that align with DevOps, application refactoring, and analytics.

INCREASING SOPHISTICATION AND INCIDENCES OF IT SECURITY BREACHES AND CYBERATTACKS

Cyberattacks are becoming more sophisticated, numerous, and invasive. Organizations are finding it increasingly difficult to effectively safeguard their information assets and business operations from a constant stream of advanced threats. Cyber threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. Additional concerns include data privacy of both user data and machine data as companies continue to pursue digital transformation via data science, AI and analytics. We believe our customers are focused on maturing all aspects of cybersecurity, including information and physical security, data protection, threat management and compliance requirements related to industry and government regulations. We believe it is necessary to select and implement security controls and technology solutions that leverage integrated products and services to help monitor, mitigate, and remediate security threats and attacks while ensuring a data-centric security model that is scalable to meet today’s digital demands on premise, at the edge and in the cloud. Our ability to provide value-added and expert services to our customers in these areas helps us to create greater value for the customer via a security posture that extends across all digital technologies within an organization. The complex nature of security controls and their consumption opens opportunities for ePlus to engage in recurring subscription models with our customers that include both technology and the operational services designed and executed to help mitigate risk and mature an organization’s cybersecurity posture.

DISRUPTIVE TECHNOLOGIES ARE CREATING COMPLEXITY AND CHALLENGES FOR CUSTOMERS AND VENDORS

The rapid evolution of disruptive technologies such as AI, and the speed by which they impact organizations’ IT platforms, has made it difficult for customers to effectively design, procure, implement, and manage their own IT systems. Disruption also increases the likelihood of security gaps leaving organizations vulnerable to attacks both internally and externally. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and faster time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient, and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as ePlus to implement complex IT offerings, including managed services, security architecture, software-defined infrastructure, cloud platforms, converged and hyper-converged infrastructures, big data analytics, and data protection.

LACK OF SUFFICIENT INTERNAL IT RESOURCES AT MID-SIZED AND LARGE ENTERPRISES, AND SCARCITY OF IT PERSONNEL IN CERTAIN HIGH-DEMAND DISCIPLINES

We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver business outcomes that rely on emerging technologies but lack the professionally trained staff and the ability to hire personnel with high in-demand disciplines such as security, solution architecture and data analytics. At the same time the prevalence of security threats, increased use of cloud platforms, AI, software-defined networking, new architectures, rapid software development frameworks, the proliferation of mobile devices, dispersed workforces, employees working from anywhere, bring-your-own-device (BYOD) policies, and complexity of multi-vendor solutions have made it difficult for IT departments to implement high-quality IT solutions.

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

OUR COMPETITION

The market for IT solutions is highly competitive, subject to macro-economic cycles, and the entry of new competitors. Additionally, the market is subject to disruption from consolidation of existing market participants that will create larger competitors, by the introduction of disruptive technologies, and by other activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including vendors, consulting firms, international, national, and regional resellers, and service providers. Some of our competitors are direct marketers with little value-add and sell products as commodities, which can place downward pressure on product pricing. In addition, many IT vendors may sell or lease directly to our customers, and our continued ability to compete effectively may be affected by the strategies and business practices of such vendors. Some Original Equipment Manufacturers (OEMs) are building and launching their own adoption and managed services to better ensure customer satisfaction and retainment. We face indirect competition from potential customers’ reluctance to move away from legacy systems, processes, and solutions providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model has continued to shift from an upfront sale to a recurring revenue model.

The leasing and financing markets are also competitive and subject to changing economic conditions and market activities of leading industry participants. We expect to continue to compete against local, regional, national, and international firms, including banks, specialty finance companies, private-equity asset managers, vendors’ captive finance companies, and third-party leasing companies. Banks and other large financial services companies sell directly to business customers, particularly larger enterprise customers, and may provide other financial or ancillary services that we do not provide. Vendor captive leasing companies may use internal transfer pricing to effectively lower lease rates and/or bundle equipment sales and leasing to provide highly competitive packages to customers. Third-party leasing companies may have deep customer relationships with contracts in place that are difficult to displace; however, these competitors typically do not provide the breadth of product, service, and software offerings that we provide to our customers. These competitors may have access to more capital to fund more originations than we do and may be better able to adapt to a rapidly changing interest rate environment.

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

OUR OFFERINGS

TECHNOLOGY BUSINESS SEGMENTS

We provide a range of IT products and advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and most of our sales are derived from integrated solutions involving our customers’ data center, cloud, network, security, and collaboration infrastructure. We hold various technical and sales-related certifications from leading manufacturers and software publishers, which authorizes us to market their products and enables us to provide advanced professional and managed services. We actively engage with emerging vendors to offer their technologies to our customers. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort. Our technology business segments provide the following products and services within their respective segments:

Product segment:

•	IT sales provides hardware, perpetual and subscription software, maintenance, software assurance, and outsourced services.

Managed services segment:

•
Managed services for infrastructure and cloud proactively monitor and manage a broad range of technologies on-premises and in the cloud with services such as Managed Services for Azure, Managed WebEx Calling, Managed WebEx Call Center, network and firewall management and Managed Power Protection to ensure support of a broad cross-section of technologies spanning multiple Original Equipment Manufacturer (OEM) solutions. These solutions are built in a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on an ITIL Framework backed with SOC 1 Type 2 and SOC 2 Type 2 attestations. We also provide ePlus® Automated Virtual Assistant (AVA) for Collaboration Spaces. ePlus AVATM uses robotic process automation accompanied by ePlus Managed Services to present an exceptional experience for users in video-enabled conference rooms and workspaces.

•
Enhanced Maintenance Support (EMS) or ePlus Lifecycle-Services Support (ELSS) simplifies our customers support experience with single-call support for multi-vendor environments. We provide 24x7x365 level 1, 2, and 3 support from dedicated engineers and a certified bench of experts. Our services are certified by our leading manufacturer partners. Various OEM solutions are e-Bonded or Smart-Bonded, providing bi-directional ticket synchronization to facilitate expedient resolution and a custom executive dashboard provides related lifecycle data to the customer for all contracted assets.

•	Service desk provides outsourced functions including, but not limited to, server and desktop and account management support to respond to our customers’ business demands while minimizing overhead.

•
Storage-as-a-Service is a solution powered by Pure Storage Evergreen//One that provides customers with on-premises storage in a consumption-based model with on-demand burst capacity, backed by Service Level Agreements (SLAs), and ePlus expert Enhanced Maintenance Support (EMS). This allows customers to consume storage in a cloud-like model in their data center addressing planned and/or unforeseen capacity needs resulting from ongoing cloud migrations and other parallel IT projects.

•
Cloud Hosted Services provide cloud-hosted offerings including Cloud Managed Backup and Cloud Disaster Recovery. These data protection offerings, delivered under SOC 2 Type 2 and HIPAA attestations, are focused on delivering confidence to our customers in their ability to rapidly recover when incidents such as ransomware occur.

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

Professional services segment:

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

•
Consulting Services helps customers strategize ways to ensure their business has maximum agility. By leveraging our extensive portfolio of Consulting Services, customers will gain technology-driven insight and guidance to make smarter decisions, to improve efficiencies, maximize return on technology investments, and provide actionable intelligence.

•	Security solutions help safeguard our customers’ business and information assets, including:

o
Governance, Risk, and Compliance (GRC) services help ensure customers are meeting governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls, thereby allowing customers to effectively identify, assess, and mitigate risk.

o
Technology Introduction and Deployment services help customers rapidly adopt and integrate key security controls and embrace efficiencies across technology types like network, endpoint, data, and cloud.

FINANCING BUSINESS SEGMENT

We specialize in financing arrangements, including sales-type and operating leases, loans, and consumption-based financing arrangements, as well as underwriting and management and disposal of IT equipment and assets. Our financing operations include sales, pricing, credit, contracts, accounting, risk management, and asset management.

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

BROAD AND DIVERSE CUSTOMER BASE ACROSS A WIDE RANGE OF END MARKETS

We have a broad and diverse customer base of 4,600 customers across a wide range of end-markets, including education, financial services, healthcare, media and entertainment, state and local government, technology, and telecommunications.

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

DEEP EXPERTISE IN ADVANCED TECHNOLOGY TO ADDRESS CLOUD, SECURITY, SOFTWARE DEFINED NETWORKING, WIFI/5G, AND OTHER EMERGING IT TRENDS

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering best-of-breed solutions, value-added services, and close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors that we leverage to help our customers achieve positive business outcomes. Throughout our company, we have more than 850 employees that collectively hold over 7,000 certifications, including over 3,800 technical certifications. Our highly skilled, experienced personnel include account executives, pre-sales and inside-sales staff trained on our broad solutions capabilities and category-focused subject-matter experts. We have over 1,950 unique certification titles, with a heavy concentration in our top vendor partners.

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

STRATEGIC INVESTMENTS IN EXPERIENCED CYBERSECURITY PRACTITIONERS TO GUIDE CUSTOMERS RISK MITIGATION STRATEGIES

We believe our organizational structure and resources in both security advisory services and technology teams best enable our consulting teams to deliver clear business outcomes for our customers looking to identify and mitigate risk to their organizations. While developing threats, new regulations and cyber liability insurance premiums continue to increase, putting pressure on stakeholders and stockholders, we continue to invest in our service delivery capabilities and align with industry leading cybersecurity OEMs to help ensure our customers are accelerating their security programs and leveraging the latest capabilities to harden defenses and ensure preparedness against threats to their business.

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

FINANCIAL PERFORMANCE CHARACTERIZED BY GROWTH AND PROFITABILITY

We have focused on achieving top-line revenue growth while maintaining industry-leading gross margins – with a compound annual growth rate of 8.8% on net sales and 8.9% for consolidated gross profit, respectively, from fiscal year 2020 to fiscal year 2024.

Through our organic expansion and acquisitions, we have increased our employee count by 20.3% from March 31, 2020, to March 31, 2024. The increase in our employee base has largely been in customer facing roles, which represented 82.2% of the total increase in headcount over the same period, as we continue to build our sales and services team while leveraging our operational infrastructure.

OUR GROWTH STRATEGY

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

We focus on gaining top-level engineering certifications and professional services expertise in advanced technologies of strategic vendors. This expertise helps our customers develop their cloud capabilities including private, public, and hybrid deployments. We provide virtual desktop infrastructure, unified communications, collaboration, networking, security, storage, big data, mobility, converged and hyper-converged infrastructures, and managed services segment offerings, all of which remain in high demand. We believe our ability to deliver advanced professional services provides benefits in two ways. First, we gain recognition and mindshare of our strategic vendor partners and become the “go-to” partner in selected regional markets as well as the national market. This significantly increases direct and referral sales opportunities for our products and services and allows us to offer competitive pricing levels. Second, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide services or advanced services for these key technologies or across multiple vendor product lines.

Our managed services segment portfolio includes AWS, Microsoft Azure, Automated Virtual Assistant (AVA) for collaboration, Managed SDWAN, Service Desk, Carrier Expense Management, Cloud Cost Optimization, Vulnerability Management as a Service (VMaaS), Managed Unified Communication Manager (UCM), Hyperflex, Nutanix, WebEx Calling, WebEx Contact Center, Managed Power Protection, Storage as a Service and numerous other managed infrastructure offerings. We continue to increase our breadth and depth of engineering expertise through the integration of recent acquisitions, supplementing our Cisco service offerings, expanding our Palo Alto Enhanced Maintenance Support (EMS) portfolio, and adding support for additional market leading security solutions. Our managed services segment portfolio continues to evolve so that ePlus annuity-based service solutions are represented within a single service management platform, leveraging the latest technologies to enhance customer experience.

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

RECRUIT, RETAIN, AND DEVELOP EMPLOYEES

Based on our prior experience, capital structure, and business systems and processes, we believe we are well positioned to hire experienced sales representatives and engineers, make strategic acquisitions that expand our customer facing talent, broaden our customer base, expand our geographic reach, scale our existing operating structure, and/or enhance our product and service offerings. Part of our growth strategy is to hire purposefully and enhance our technical skill base through strategic acquisitions. Once recruited, we believe that our culture, competitive performance-based compensation, policies, and labor practices contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. As our employees are an important resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. We offer employees an employee stock purchase program (ESPP) pursuant to which our employees may purchase our common stock at a discount.

IMPROVE OPERATIONAL EFFICIENCIES

We continue to invest in our internal technology infrastructure and software platforms to scale our infrastructure for growth, while optimizing our operations and engaging in process re-engineering efforts to become more streamlined and cost effective.

OUR SALES AND MARKETING

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We actively seek to acquire new account relationships through personal relationships, electronic commerce, leveraging our partnerships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We target middle-market and large commercial entities and SLED institutions. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendor partners, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. To date, we acquired most of our customers through the efforts of our direct sales force and acquisitions. We market to different areas within a customer’s organization, including business units as well as the IT department, lines of business, or finance department, depending on the solutions.

As of March 31, 2024, our sales force consisted of 719 sales, marketing and sales support personnel organized regionally across the US, UK, India, and Singapore.

OUR INTELLECTUAL PROPERTY RIGHTS

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. Although we believe the protection afforded by our patents, copyrights, trademarks, contractual rights and trade secrets has value, the rapidly changing technology in the IT industry and uncertainties in the domestic and international legal process is inherently unpredictable and there is no assurance that we will prevail in challenges to our intellectual property.

We own certain software programs or have entered into software licensing agreements to provide services to our customers. We rely on a combination of copyrights, trademarks, service marks, trade secret protection, confidentiality and nondisclosure agreements, licensing arrangements and other contractual provisions to establish and protect our intellectual property rights. We seek to protect our documentation and other written materials and confidential corporate information under contract, trade secret and copyright laws, which afford only limited protection.

We currently have patents in the US. We cannot provide assurance that any patents, as issued, will prevent the development of competitive products or that our patents will not be successfully challenged by others or invalidated through the administrative process or litigation.

Additionally, we have registered and common-law trademarks. In the US, our registered trademarks include e+®, ePlus®, OneSource®, Where Technology Means More® and GRIT: Girls Re-Imagining Tomorrow®. We have registered IGXGlobal®, and IGXGlobal an ePlus Technology, inc. Company® and certain variations thereon in the UK and the EU. We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We also have over 20 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials.

We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use. For example, we recognize AI as a potentially transformational force and anticipate that AI will significantly impact our product offerings and the business operations of our clientele in the long run.

OUR FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We do not purchase inventory as stock. We purchase inventory at our customers’ request to order products usually from a purchase order from our customer. In addition, we have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ locations, which assists us in reducing inventory and minimizing shipping costs. For the year ended March 31, 2024, our three largest distributors, Ingram Micro, Arrow Electronics, and TD SYNNEX, collectively accounted for over 25% of our purchases related to our product segment net sales.

Risk Management and Process Controls: We use and maintain conservative underwriting policies and disciplined credit approval processes in our technology business segments and our financing business segment. We have an executive management review process and other internal controls in place to evaluate transactions’ potential risk.

In our technology business segments, we manage our risk by using conservative credit quality analysis and periodic monitoring of customer financial results or third-party risk evaluation tools; monitoring customer accounts receivable balances and payment history; proactively pursuing delinquent accounts; ensuring we have appropriate contractual terms and conditions; perfecting security interests when practicable; requiring prepayment or deposits if indicated; performing fraud checks for new accounts; and evaluating general economic as well as industry specific trends. Our systems automatically decrease trade credit lines based on assigned risk ratings.

In our financing business segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third-parties and the continued monitoring of our customers’ credit profile. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology business segments are the supplier of the assets being financed, we retain certain procurement risks. Our financing arrangements with our customers are generally fixed rate.

OUR HUMAN CAPITAL

Our employees are an important resource for us, and their collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2024, we employed a total of 1,900 employees, including 1,847 in the US, 27 in India, 25 in the UK, and 1 in Singapore. We believe we have a good relationship with our employees, with twenty percent of our employee base having a tenure of ten or more years. None of our employees are represented by a labor union.

OUR CULTURE

We are an equal opportunity employer, dedicated to fostering, cultivating, and preserving a culture that represents diversity, enables inclusion, and makes our employees feel comfortable bringing their full, unique selves to work. This includes providing an inclusive, safe, and supportive workplace, free of unlawful harassment or discrimination. Through our policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners with respect and equality for all persons consistent with our “Be Safe, Be Smart, and Be Kind” motto.

Corporate social responsibility is also an important part of our culture, and we focus efforts around supporting the communities in which we live and work. These efforts include participating in One Tree Planted, Habitat for Humanity, Tech in Pink (which raises money to support the Breast Cancer Research Foundation) and the National Marrow Donor Program. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow® in partnership with Cisco Systems, Inc. GRIT introduces diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cybersecurity and artificial intelligence. Students have opportunities to learn about the many possibilities in technology-focused companies and participate in hands-on technology-focused learning with top industry representatives and community mentors. In 2023, GRIT kicked off a new program year at eight schools across the country, with more than 90 students participating. Since its inception, GRIT has graduated over 300 participants and continues to grow each year.

FUNCTIONAL AREAS OF OUR EMPLOYEE BASE

The functional areas of our employees are as follows:

	As of March 31,
	2024	2023	Change
Sales and marketing	719	644	75
Professional services	816	750	66
Administration	359	354	5
Executive management	6	6	-
Total	1,900	1,754	146

ATTRACTING TALENT

While we operate in a competitive labor environment, we believe that that our culture, policies and labor practices, and our competitive performance-based compensation contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being, and at the request of our employees, in 2022 we adopted an Employee Stock Purchase Plan.  We have a flexible work from home strategy. As a highly technical company with mature collaboration tools, our hybrid model helps us recruit and maintain talent while meeting our customer commitments.

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

RISKS SPECIFIC TO OUR BUSINESS

If one or more of our large volume customers significantly reduces purchasing from us, our results of operations may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. A material adverse effect on our business, financial position, results of operations and cash flows could result from one or more such customers’ failure to pay amounts due to us, reducing amounts purchased from us, or ceasing to purchase from us. As of March 31, 2024, and 2023, our accounts receivable-trade balance included approximately 17% and 13%, respectively, concentration of invoices due from Verizon Communications Inc.

We may fail to innovate, develop, or sell new solutions which align with changing market and customer demand, and we may fail to provide our services to a professional standard, and we face substantial competition from other companies, including certain larger, well-established companies.

As a provider of a comprehensive set of technology solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our propriety software, and financing, we expect to encounter some of the challenges, risks, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, develop solutions which may integrate evolving and multiple vendor products and services, as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design, and fulfillment services, and we may lack the skills or personnel to execute. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduced revenue and financial performance.

We provide consulting services, project related services, service desk and managed services, and staffing to our customers. We may fail to design or execute a service in accordance with our contract which results in an error or omission, or in accordance with professional standards which may bring harm to our customers. Such harm could include technological or human failure that results in a cyber-related data breach, privacy incident, or other event that adversely impacts our customers’ IT systems and/or business processes.

In all our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements such as generative artificial intelligence. Many current competitors may have, and potential competitors may have, greater name recognition, greater financial, technical, research and development or other resources, engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, broader distribution and established relationships with vendors and end customers, the ability to leverage their sales efforts across a broader portfolio of products, and adopt more aggressive pricing and credit policies than we do.

In addition, large competitors may have more extensive relationships with and within existing and potential customers that provide them with an advantage in competing for business with those customers.  Our ability to compete will depend upon our ability to provide a better solution than our competitors at a more competitive price. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

In our technology business segments, we compete in all areas of our business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional, national, and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company, and this could adversely affect our future sales. Many competitors compete principally based on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Online marketplace competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces. Our competitors may offer better or different products and services than we offer. In addition, we do not have guaranteed purchasing volume commitments from our customers and, therefore, our sales volume may be volatile.

In our financing business segment, we face competition from many sources including much larger companies with greater financial resources. Our competition may originate from vendors of the products we finance or financial partners who choose to market directly to customers through the vendors’ captive leasing organization or large or regional financial institutions such as banks with substantially lower cost of funds. Our competition may lower lease rates to increase market share. Historically, our financing business segment is very transaction-based and has had volatility in its results of operations primarily due to large transaction gains derived from significant transactions with system integrators where the federal government is the end user, and customer-driven events such as early buyouts or terminations. These transactions are unpredictable and often outsized. There is no guarantee that we will continue to originate large transaction gains or that customers will drive large post contract earnings in the future.

We rely on a small number of key vendors in our supply chain, and do not have long-term supply or guaranteed price agreements or assurance of inventory availability with our vendors.

A substantial portion of our revenue within our technology business segments depend on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 44%, 40%, and 39% of net sales of our combined technology business segments for the years ended March 31, 2024, 2023, and 2022, respectively. Products manufactured by NetApp, Hewlett Packard Enterprise, HP Inc., Juniper Networks, Dell/EMC, and Arista Networks, collectively represented approximately 23% - 25% of net sales of our combined technology business segments for the last three years. We may also be adversely affected by consolidation among our vendors, such as Hewlett Packard Enterprise’s proposed acquisition of Juniper Networks. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, changes to or the addition of trade laws, duties or tariffs, currency fluctuations, significant labor disputes such as strikes, natural disasters, political or social unrest, international conflicts, pandemics, other public health crises, or other adverse events affecting any aspect of our vendors’ business, could disrupt our supply chain. We may experience product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our financial condition and results of operations. In addition, we are experiencing price increases from our suppliers as a result of an inflationary environment. Our intention is to pass along the price increases to our customers but that may not be possible for all cost increases. Some manufacturers and suppliers have instituted policies to disallow order cancellations. We may be at risk if a customer cancels an order with us, and we cannot cancel our corresponding order with the supplier.

As we do not stock inventory that is not related to an order we have received from our customers, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis.

The loss of a key vendor or changes in its policies could adversely impact our financial results. Alleged or actual violations of a contract that results in either the termination of our ability to sell the product or a decrease in our certification level with the vendor could adversely impact our financial results. In addition, a reduction in the trade credit lines or the favorable terms granted to us by our vendors and financial partners could increase our need for, and the cost of, working capital and have a material adverse effect on our business, results of operations and financial condition.

Breaches of data security and the failure to protect our information technology systems and confidential information from cybersecurity threats, our inability to maintain compliance with data privacy laws and regulations, or misuse of our customers’ or employees’ information could adversely impact our business.

Our business involves the storage and/or transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers, and others. In addition, we rely on our vendors that provide goods and services to us to maintain appropriate security measures to protect our operations. Also, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also may have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies emerge, and the portfolio of the service providers with whom we share sensitive information grows, we could be exposed to increased risk of breaches in data security and other illegal or fraudulent acts, including ransomware attacks and other types of cyberattacks. The evolving nature of such threats, considering new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, social engineering, and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

As a high percentage of our employees work from home more often than in our offices, we are highly reliant on the availability and functionality of our information systems to enable our operations. Working from home may increase risk of data loss, including privacy-related events. If our information systems are not operational for reasons which may include cybersecurity attacks, data center failures, failures by telecom providers to provide services to our business and to our employees’ homes, as well as the home offices of our vendors’ and customers’ employees, power failures, or failures of cloud application software such as SaaS based software, our business and financial results may be adversely impacted.

If third-parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third-parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ or suppliers’ networks, hardware, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability for misappropriation of this information could decrease our profitability. We could incur additional expenses when new laws or regulations regarding the use, safeguarding, or privacy of information are enacted, or interpreted if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

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

Advances in technology, new discoveries in the field of cryptography, quantum computing, or artificial intelligence, other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party that can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the impact and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

We may be required to expend significant capital and other resources to protect against security breaches or to remediate the subsequent risks and issues caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could cause us to incur significant expense to investigate and respond to a security breach and remediate any problems caused by any breach, subject us to liability, damage our reputation, and diminish the value of our brand. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim. We also cannot be sure that our existing insurance coverage for errors and omissions or security breaches will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including additional exclusions, premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, and results of operations.

We depend on having creditworthy customers to avoid an adverse impact on our operating results and financial condition.

Our financing business segment and our technology business segments require sufficient amounts of debt or equity capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, or if we experience a material increase in our credit losses, including by the federal government’s actual or attempted termination for convenience or other contract termination, we may find it difficult to continue to obtain the required capital for our business, and our results from operations may be affected. In addition to the impact on our ability to acquire capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, and results from operations.

Many of our customers may be susceptible to changes in their industries, challenges to their business models, economic slowdowns or recessions, or other adverse events and may be unable to pay for their purchases or repay the leases or notes receivable or multi-year agreements such as maintenance or software subscription agreements to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net earnings, and assets in our financing segment. Unfavorable economic conditions including inflation and/or an increase in interest rates also could increase our financing segment’s funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

We may not be able to hire and/or retain personnel that we need.

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must possess a high degree of technical acumen, including hardware and software knowledge, to create customized solutions for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. We are currently experiencing a competitive labor market not only for our sales, marketing, and engineering roles, but for all our roles including support and administrative positions, and as such are experiencing wage increases. New laws requiring public posting of compensation information may also contribute to wage increases. If we are unable to pass these increases to our customers, our financial results may be adversely affected. We provide certain professional and managed services under fixed price contracts. If we fail to accurately estimate our costs, including due to wage or other inflation, the profitability of our contracts may be adversely affected. Wage inflation may adversely impact our ability to hire and retain personnel, which may impact our ability to acquire, retain and serve our customers.

Additionally, the loss of senior leaders or the failure to successfully implement a succession plan could adversely affect our ability to execute strategies and manage operations.

In addition, changes to immigration laws may impact our ability to hire or retain talent. Hiring and retention is difficult to manage, particularly in light of continually evolving laws relating to noncompete and non-solicitation agreements, including the Federal Trade Commission’s rule banning most noncompete agreements, which is currently being challenged by several business entities. In some cases, our competitors have required their employees to agree to non-compete and/or non-solicitation agreements as part of their employment, and in some cases, we may not be able to enforce similar restrictions. Both scenarios present challenges and potential costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering teams.

We depend on third-party companies to perform certain of our obligations to our customers, which if not performed adequately could cause significant disruption to our business.

We rely on arrangements with third parties to perform certain professional services, staffing services, managed services, maintenance, warranties, configuration services, and other services for our customers. If these third-parties do not perform these services in accordance with the terms of our agreement and to a professional standard customary for the services, including if their services include an error or omission, or if they cause disruption of, or security weaknesses within, our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer and other business partner relationships, our brand, our reputation, and our results of operations or cash flows could be affected. In addition, the acquisition by our competitors of third-party companies that we are relying upon to perform certain of our customer obligations may impact our revenue.

We rely on independent shipping companies to deliver products from us and our vendors to our customers. The failure or inability of these shipping companies to deliver products, or the lack of availability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight surcharges that may result from economic, supply-chain, geopolitical, or other disruptions.

We may experience a reduction in incentives offered to us and earned by us from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be changed in a way that adversely affects us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. If we do not grow our sales over prior periods, or if we do not comply with the terms of these programs, or do not sell certain products or sufficient quantity of products that earn the incentive, there could be a material negative effect on the number of incentives offered or amounts paid to us by vendors. Supply chain constraints and staffing challenges may affect our ability to meet these volume requirements and may affect our and our vendors’ ability to engage in marketing programs. We may not continue to receive such incentives or may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes could have a material adverse effect on our business, results of operations and financial condition.

We may not have adequately designed or maintained our IT platforms for internal use or solutions we offer to our customers or have adequate or competent IT personnel to support our business, or we may have inadequate training and technology safeguards to prevent a cyber event.

We depend heavily upon the accuracy and reliability of our information technology, telecommunication, cybersecurity, and other platforms which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. We may not properly select or implement software which may result in the lack of data integrity within or between systems, increase our costs or impair our control environment or may lead to other negative impacts on our business or results. We may need to implement new software, or update existing software and processes, to be compliant with rapidly evolving data privacy laws, which may incur costs and impact data integrity. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

Our managed services segment requires us to monitor our customers’ devices on their networks across varying levels of service. If we have not designed our IT systems to provide this service accurately or if there is a security breach in our IT system or the customers’ systems, we may be liable for claims. In addition, we rely on our managed services personnel to perform this monitoring service. Illness or insufficient staffing, or improper training, performance, or supervision may negatively affect the services we provide our customers resulting in decreased revenue and the potential for litigation.

Products as complex as those used to provide our solutions and services, including our cloud automation solutions, can contain unknown and undetected errors, performance problems, or use open-source code. We may identify serious defects following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future and certain errors we consider to be minor may be serious to our customers.

Our products and our automation solutions may be inadvertently harmed, such as during a product integration or upgrade, or may be circumvented or sabotaged by third parties such as hackers, which could result in the disclosure of sensitive information or personal information, unauthorized procurement, or cause other business interruptions that could damage our reputation and disrupt our business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. In addition, our customers may experience a loss in connectivity to our proprietary solutions because of a power loss at our data center, interruption in internet availability, or defects in our solutions. This could result in lost revenues, business interruption, delays in customer acceptance, security breaches, and unforeseen liabilities that could be detrimental to our reputation and to our business.

We rely on the competency of our internal IT personnel. Our failure to hire, develop, retain, and supervise competent IT personnel to secure our data, as well as design and maintain a resilient technology ecosystem including our data and voice networks, infrastructure, and applications, could significantly interrupt our business causing a negative impact on our results. Additionally, along with our technological safeguards, we rely on our employees’ vigilance and security awareness to protect against cyber-based attacks. Our failure to sufficiently train and supervise our employees to guard against such attacks could result in a significant interruption in our business, and negative impact on our results.

The terms of our Credit Facility or lines of credit with our vendors or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology business, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC, and its agents or (“WFCDF”). This facility provides short-term capital for certain of our technology business entities. There are two components of the WFCDF credit facility (collectively, the “WFCDF Credit Facility”): (1) a floor plan facility and (2) a revolving credit facility. As of March 31, 2024, the facility agreement had an aggregate limit of the two components of $500 million, together with a sublimit for a revolving credit facility for up to $200 million.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met each quarter and either party may terminate the agreement for any reason with 90 days’ notice. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future on acceptable terms.

An economic downturn or recession may negatively impact WFCDF’s or its agents’ willingness to extend credit to us at the current credit limit or an increase in credit limit thus restricting our working capital. We also have lines of credit with our vendors for the purchase of goods and services for resale or internal use. The loss or decrease of our working capital facility or lines of credit with our vendors may have a material adverse effect on our business, and results from operations.

Our earnings may fluctuate, which could adversely affect the price of our common stock.

Our earnings are susceptible to fluctuations for several reasons, including, but not limited to, variability in the timing of large transactions in our technology business segments and financing business segment, product constraints, inflation, and the risk factors discussed herein. In addition, our cost structure is based, in part, on expected sales and gross profit. Therefore, if we experience any unexpected sales or gross profit shortfall for any reason, we may not be able to adjust our cost structure rapidly which could have an adverse effect on our business, results of operations or cash flows. In the event our sales or net earnings are less than the level expected by the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock.

Issues relating to the use or capabilities of artificial intelligence, including legal, social, and ethical issues, in hardware, software and services offerings may result in reputational harm and liability and increased costs.

Social and ethical issues relating to the use of new and evolving technologies such as AI in our hardware, software, and service offerings, as well as in our internal platforms, may result in reputational harm and legal liability. The hardware, software, and services we offer increasingly utilize AI, and, as with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we use, enable, or offer solutions that draw controversy due to their perceived or actual impact on individuals, entities, or society, we may experience brand or reputational harm, competitive harm, or legal liability. Increased focus and potential government regulation in the space of AI ethics and efficacy may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure by us or others in our industry to address AI ethical and legal issues could undermine public confidence in AI and slow adoption of AI in our products and services.

Additionally, the development, adoption and use of AI is still in its early stages, and ineffective or inadequate AI development or deployment practices by us or our vendor partners could result in unintended consequences. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.

If we are unable to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or fail to successfully integrate a completed acquisition, or identify an opportunity for or successfully complete an asset disposition, our earnings may be affected.

Mergers and acquisitions are significant factors in our growth strategy. If we fail to identify businesses available for purchase or at an acceptable valuation, our growth strategy may be negatively affected and, as such, may negatively affect our results of operations. Additionally, if we fail to identify an opportunity or fail to successfully complete an intended asset disposition, our operations or earnings may be negatively affected.

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge, and integration may divert management’s attention from other business concerns, and there is no assurance that we will be able to complete the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our earnings and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural, data security, or business environment issues, or that may not have adequate internal controls.

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

Supply chain issues, including a shortage of IT products, may increase our costs or cause a delay in fulfilling customer orders, delivering and completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results.

We depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. We may experience supply constraints that could affect lead times and the predictability of lead times for delivery of products, the cost and availability of products, and our ability to meet customer demands. As a result of longer lead times, sales to customers may be delayed and we may carry more inventory which may result in higher warehouse and interest expenses. Delays in product shipments may delay the completion of related services as well. As a result, we may be at risk for customers’ cancelling orders due to delays and we may not be able to cancel our corresponding order with the supplier. If we are unable to mitigate these disruptions, our financial results may be adversely impacted.

Supply chain issues, including a shortage of IT products and available services, may increase our costs or cause a delay in purchasing IT products needed to support our internal infrastructure or operations, resulting in an impact on our technology operations and availability of our IT systems, which could result in an adverse effect on our operations and financial results.

A natural disaster or other adverse event at one of our primary configuration centers, warehouses, data center, or a third-party provider location could negatively impact our business.

We have configuration centers, warehouses, and data centers in the US and third-party providers in the UK and Netherlands. The configuration centers and warehouses contain inventory owned by us and our customers and serve as distribution centers for orders we do not drop ship directly to the customer. We perform services in these facilities such as product configuration services, and warehouse and logistics services. If the configuration centers or surrounding infrastructure were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service or the loss of inventory at that location, may prevent us from meeting all the needs of our customers and may cause us to incur incremental operating costs. In addition, we operate in facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

We may not be able to realize our entire investment in the equipment we lease.

The realization of the residual value of the equipment we lease, predominantly at the end of the term of a lease, as well as during the life of the lease, is an important element in our financing business segment. At the inception of certain leases, we record a residual value for the leased equipment based on our estimate of the value of the equipment at the expected disposition date.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the impairment is realized. As of March 31, 2024, we had a carrying value of goodwill and other intangible assets of $161.5 million and $44.1 million, respectively.

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

Our business could be materially and adversely affected by the impact of any epidemic, pandemic, outbreak, or other public health crisis. The risk of any epidemic, pandemic, outbreak, or other public health crisis could cause customers to delay or cancel orders and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products and services to our customers. Quarantines or other cancellations of public events as well as governmental containment actions could also adversely affect our customers’ financial condition, resulting in reduced spending for the products and services we sell or uncollectible accounts receivable, leases or notes receivable or our customers’ ability to receive goods we ship to their locations. Moreover, any epidemic, pandemic, outbreak, or other public health crisis could adversely affect our ability to adequately staff and manage our businesses. Risks or regulations related to an epidemic, pandemic, or other health crisis may continue to lead to the complete or partial closure of one or more of our offices, configuration centers, or warehouse, or the operations of our customers or our sourcing partners. Office closures of our customers may reduce our ability to provide onsite professional services and staffing.

RISKS RELATED TO THE ECONOMY AND OUR INDUSTRY

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global economic weakness, inflation, rising cost and interest rates, and other economic uncertainties may result in decreased sales, gross margin, earnings and/or growth rates from our US based customers and from customers outside the US. Actions taken by central banks to counter inflation or weakness in the global banking industry, sustained uncertainty about global political conditions, periods of intense diplomatic or armed conflict, government spending cuts and the impact of new government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, or rising interest rates, could cause our customers and potential customers to postpone or reduce spending on technology products or services which could have an adverse effect on our business, results of operations or cash flows.

We depend on continued innovations in hardware, software, and service offerings by our vendors, as well as the competitiveness of their offerings and our ability to partner with new and emerging technology providers.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software, and service offerings, such as generative artificial intelligence, and cloud-based solutions, including IaaS, SaaS, and PaaS. We depend on innovations in hardware, software, and service offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell could have an adverse effect on our business, results of operations or cash flows.

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

Our results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, IaaS, SaaS, PaaS, software defined networking, or other emerging technologies may reduce the demand for products and services we sell to our customers. Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin, or on a ratable basis. Over the past several years, we have seen a significant increase in gross billings recorded on a net basis and a ratable basis due to the industry shift to ‘as a service’ offerings. In addition, these ‘as a service’ offerings that are billed over time decrease the demand for financing these types of transactions and do not provide post contract revenue opportunities due to the intangible nature of the offering as well as similar other software offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, such as generative artificial intelligence, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for, or supply of, such products could have a material adverse effect on our results of operations.

Changes in interest rates or the loss of key lenders or the constricting of credit markets may affect our future profitability and our ability to monetize our financing receivables and investments in operating leases.

We finance transactions with our customers utilizing fix-rate borrowing. If we fund such transactions at inception with a third-party lender, we can lock an interest rate spread on the transaction between the customer rate and third-party rate. However, we may delay funding the transaction, and if interest rates increase in the interim, the interest rate spread will decrease, which will adversely impact our profitability, or we may not choose to fund the transaction due to higher interest rates, thus inhibiting our ability to monetize our portfolio to generate cash and increasing our credit loss exposure.

We rely on lenders to fund financing transactions we originate with our customers. Loss of any lender or group of lenders may significantly impact our ability to originate financing transactions, which may negatively impact our financial condition. In addition, our lenders may no longer be willing to provide funding under our current terms and conditions and may demand updated terms and conditions that negatively impact our ability to consummate a financing transaction with our customers. The current banking environment, particularly in the technology sector, is under regulatory and consumer scrutiny, which may make it more difficult for us to obtain required capital and on desirable terms. We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees, or lessees in certain market segments that may experience headwinds. Changes in interest rates, the federal government’s early termination of contracts, or other factors may make it more difficult or impossible for us to find or maintain lenders needed for us to profitably finance leasing solutions where the government is the end-user, which may have an adverse effect on our business, results of operations or cash flows.

RISKS RELATED TO LAWS AND REGULATIONS

Failure to comply with new laws or changes to existing laws may adversely impact our business.

Our operations are subject to numerous US and foreign laws and regulations in several areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, patent and copyright, tax, import and export requirements, financing, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. We are also subject to a vast number of evolving laws, such as state at the local, state and federal levels, including employment and data privacy laws, and securities laws such as the SEC’s rules on climate-related disclosures and amended rules on cybersecurity risk management. Compliance with these laws, regulations, and similar requirements may be onerous and expensive. The laws and regulations may be inconsistent from jurisdiction to jurisdiction and may be repeatedly and unpredictably modified or rescinded by legislative bodies, regulatory agencies, and/or courts, further increasing the cost of compliance and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that our employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures. Additionally, as our customers and vendors implement policies and processes for their own compliance with current, anticipated, and pending laws and regulations, they may impose requirements on us, which we may not be able to timely and cost-effectively fulfill.

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

We also are subject to audits by various vendor partners and customers, including government agencies, relating to purchases, sales, data privacy and compliance under various contracts. In addition, we are subject to indemnification claims under various contracts.

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

We face risks of claims from third parties for intellectual property infringement, including counterfeit products, which could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third parties and/or are counterfeit products. In addition, decreased product accessibility may foster more counterfeit product availability, including components within products that we purchase, and we may be subject to claims by our customers, vendors, or suppliers for unknowingly selling these types of products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or indemnification; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event of such claims, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

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

RISKS RELATED TO OWNERSHIP OF OUR STOCK

Our common stock price may be volatile and may decline regardless of our operating performance, and holders of our common stock could lose a significant portion of their investment.

The market price for our common stock may be volatile. Our stockholders may not be able to resell their shares of common stock at or above the price at which they purchased such shares, due to fluctuations in the market price of our common stock, which may be caused by several factors, many of which we cannot control, including the risk factors described in this Annual Report on Form 10-K and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, and our failure to meet these estimates or failure of securities;
•	our failure to obtain our financial guidance estimates;
•	significant variations in our quarterly results of operations;
•	analysts to maintain coverage of our common stock;
•	downgrades by any securities analysts who follow our common stock;
•	future sales of our common stock by our officers, directors, and significant stockholders;
•	market conditions or trends in our industry or the economy as a whole including market expectations of changes in interest rates;
•	investors’ perceptions of our prospects;
•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, or capital commitments; and
•	changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in our industry. In the past, securities class action litigation has followed periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock and depress our stock price.

There can be no assurance that we will continue to repurchase any of our common stock under our share repurchase program.

Any determination to repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, market conditions, tax considerations and other factors our Board of Directors deems relevant. There can be no assurance that we will continue to repurchase shares of our common stock and, therefore, the future realization of a gain on your investment will depend entirely on the appreciation of the price of our common stock, which may never occur.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We believe that cybersecurity and business resilience are critical to advancing our corporate vision and enabling our digital transformation efforts. As a technology services provider, we are faced with a multitude of diverse cybersecurity threats that range from common attacks such as ransomware, denial of service, and social engineering to more advanced attacks from nation state actors that might target our ecosystem through specific industry verticals. Any such cybersecurity threats could affect our customers, vendors, service providers, subcontractors and/or employees, and a cybersecurity threat to us or any of these entities could materially adversely affect our business strategy, financial condition, performance, our brand and results of operations.

We have a dedicated team of information security professionals (our “information security team”) who lead our enterprise-wide cybersecurity strategy, which includes risk management, cyber defense, software security, security monitoring and other related functions. This team is overseen by our Senior Director of Information Security (“SDIS”) who reports to our Chief Information Officer (“CIO”). The SDIS has over 25 years of experience in the field of cybersecurity and is responsible for our overall business resilience and information security strategy, security engineering and operations, cyber threat detection and response, and policy recommendations. In addition, our SDIS has a significant background in general information technology and program management. Our information security team manages our robust enterprise security structure, which is designed to prevent cybersecurity incidents, while simultaneously increasing our technology resilience to minimize the associated business impact of cybersecurity threats. Core to our information security team’s structure is our security incident response team, which is responsible for the protection, detection and overall response capabilities in defense of our corporate resources and assets. Furthermore, we believe strongly in a supportive culture of security, whereby all ePlus employees maintain a role in our corporate cybersecurity posture, including but not limited to their participation in periodic training and risk management exercises throughout the year.

The processes overseen by our information security team are integrated with our enterprise risk management (“ERM”) program, including routine reporting to our executive team on cyber risk through the different levels of our ERM governance structure including our risk management frameworks and processes. We undergo routine testing of both the design and operational effectiveness of our security controls, consult with industry leaders on best practices, and ensure alignment with relevant industry frameworks and laws, as well as auditing by our internal audit team. Our cybersecurity program consists of policies, practices and procedures designed to manage material risks from cybersecurity threats, including training requirements, threat monitoring and detection, threat containment and risk assessments. In addition to our policies and procedures designed to manage and identify cybersecurity risks, we maintain an incident response plan designed to contain, analyze, remediate, and communicate cybersecurity matters to help ensure a timely and appropriate response to cybersecurity incidents.

Additionally, we engage third-party firms to conduct routine external and internal penetration testing of our information systems to emulate the common tactics and techniques of cyber threat actors and we have developed processes to remediate identified vulnerabilities across a wide range of severities. We have policies and procedures to oversee and identify the cybersecurity risks associated with our use of certain third-party service providers. These policies and procedures include onboarding risk assessments prior to engagement and, as appropriate based on identified risk, may include either cybersecurity-related contractual terms and/or periodic risk assessments throughout the life cycle of the third-party relationship. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to the remediation of cybersecurity incidents.

Our Board of Directors has ultimate oversight of our cybersecurity risk, which it oversees as part of our ERM program. The CIO and SDIS regularly provide reporting on cybersecurity to both our executive management and our Board of Directors. This reporting includes updates on our information security strategy and organizational structure, key cyber risks and threats, progress related to various initiatives designed to protect us from such risks and threats, assessments of our cybersecurity program and emerging trends. Depending on the criticality of a cybersecurity incident and in accordance with our incident response plan, certain matters are required to be reported promptly to the Board of Directors, as appropriate.

As of the date of this report, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, financial condition, or our brand. However, we cannot provide assurance that such threats will not result in such an impact in the future. For more information regarding risks relating to information technology and cybersecurity, please refer to Item 1A. “Risk Factors.”

ITEM 2.	PROPERTIES

As of March 31, 2024, we leased a total of 292 thousand square feet of office and warehouse space across 19 properties, primarily in the US, that are used in common by our technology business segments- product, professional services, and managed services- and our financing business segment. Our leases expire at varying dates over the next 10 years. We have certain employees that work at customer sites, their homes, or other locations. Additionally, we utilize coworking spaces in certain cities. Our largest office space is our headquarters in Herndon, Virginia. Our lease on this space terminates on December 31, 2026.

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

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On March 31, 2024, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 7, 2024, there were 247 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2024, and 2023. Holders of our common stock are entitled to dividends if and when declared by our Board of Directors (“Board”), out of funds legally available. Generally, we have retained our earnings for use in the business and to repurchase our common stock. We currently intend to retain future earnings to fund ongoing operations, finance the growth and development of our business and continue to repurchase our common stock. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2024. Please refer to Note 12, “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2024 through January 31, 2024	-	$-	-	956,602
February 1, 2024 through February 28, 2024	574	$64.89	574	956,028
March 1, 2024 through March 31, 2024	-	$-	-	956,028
Total	574		574

(1)	All shares were acquired in open-market purchases.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. On March 22, 2023, our Board authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023.

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

For a discussion of results for the year ended March 31, 2023, compared to the results for the year ended March 31, 2022, see Exhibit 99.4 “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2023.

EXECUTIVE OVERVIEW

We provide leading IT products and services, flexible leasing and financing solutions, and enterprise supply management to enable our customers to optimize their IT infrastructure and supply chain processes.

We design, implement, and provide IT solutions for customers. We focus primarily on specialized IT segments including cloud, data center, security, networking, collaboration, AI, and service provider and critical infrastructure. Our solutions incorporate hardware, software, and service products from multiple leading IT vendors as well as our own professional and managed services. As our customers’ IT requirements have grown increasingly complex, we have evolved our offerings by investing in our professional and managed services capabilities and by expanding our relationships with existing and emerging key vendors.

We are an authorized reseller of over 1,800 vendors, which have enabled us to provide our customers with new and evolving IT solutions. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and geopolitical concerns may impact our customers’ willingness to spend on technology and services.

•
We are experiencing increases in prices from our suppliers. While we generally have been able to pass price increases to our customers, inflation could have a material impact on our sales, gross profit, or operating costs in the future. Our financing quotes are generally indexed to market rates to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available and more stringent assessment for our financing arrangements from our lender partners.

•
Our customers’ top focus areas include AI, security, cloud solutions, hybrid work environments (work from home, work from anywhere, and return to office), as well as digital transformation and modernization. We have developed advisory services, assessments, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcome.

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

•
Rapid cloud adoption has led to customer challenges around increasing costs, security concerns, and skillset gaps. These challenges are consistent across all industries and business sizes. We have developed a Cloud Managed Services portfolio to address these needs, allowing our clients to focus on driving business outcomes via optimized and secure cloud platforms.

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with US GAAP, as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share - diluted.

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

The following tables provide our key business metrics for our consolidated entity, our technology business- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Year Ended March 31,
	2024	2023	2022
Consolidated
Financial Metrics
Net sales	$2,225,302	$2,067,718	$1,821,019

Gross profit	$550,793	$517,524	$460,982
Gross margin	24.8%	25.0%	25.3%
Operating income margin	7.1%	8.0%	8.1%

Net earnings	$115,776	$119,356	$105,600
Net earnings margin	5.2%	5.8%	5.8%
Net earnings per common share - diluted	$4.33	$4.48	$3.93

Non-GAAP Financial Metrics
Non-GAAP: Net earnings (1)	$131,327	$133,931	$117,964
Non-GAAP: Net earnings per common share - diluted (1)	$4.92	$5.02	$4.39

Adjusted EBITDA (2)	$190,441	$190,592	$170,004
Adjusted EBITDA margin (2)	8.6%	9.2%	9.3%

Technology business segments
Financial Metrics
Net sales
Product	$1,883,809	$1,750,802	$1,492,411
Professional services	154,549	151,785	146,747
Managed services	137,528	112,658	93,878
Total	$2,175,886	$2,015,245	$1,733,036

Gross profit
Product	$397,618	$380,741	$316,622
Professional services	68,194	61,594	63,384
Managed services	42,667	32,155	28,147
Total	$508,479	$474,490	$408,153

Gross margin
Product	21.1%	21.7%	21.2%
Professional services	44.1%	40.6%	43.2%
Managed services	31.0%	28.5%	30.0%
Total	23.4%	23.5%	23.6%

Operating income	$132,560	$140,110	$109,000

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$164,409	$164,184	$131,353

Operational Metrics
Gross billings (3)
Networking	$1,172,274	$927,319	$709,687
Cloud	824,128	892,308	828,002
Security	625,392	639,416	476,339
Collaboration	120,960	127,027	131,941
Other	262,439	282,748	240,586
Product gross billings	3,005,193	2,868,818	2,386,555
Service billings	324,571	277,070	239,194
Total gross billings	$3,329,764	$3,145,888	$2,625,749

Financing business segment
Financial Metrics
Net sales	$49,416	$52,473	$87,983

Gross profit	$42,314	$43,034	$52,829

Operating income	$25,697	$26,052	$38,316

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$26,032	$26,408	$38,651

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

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2024	2023	2022
GAAP: Earnings before tax	$161,093	$162,974	$146,884
Share-based compensation	9,731	7,824	7,114
Acquisition related amortization expense	15,180	9,411	10,072
Other (income) expense	(2,836)	3,188	432
Non-GAAP: Earnings before provision for income taxes	183,168	183,397	164,502

GAAP: Provision for income taxes	45,317	43,618	41,284
Share-based compensation	2,772	2,104	2,014
Acquisition related amortization expense	4,306	2,527	2,803
Other (income) expense	(831)	950	120
Tax benefit (expense) on restricted stock	277	267	317
Non-GAAP: Provision for income taxes	51,841	49,466	46,538

Non-GAAP: Net earnings	$131,327	$133,931	$117,964

	Year Ended March 31,
	2024	2023	2022
GAAP: Net earnings per common share - diluted	$4.33	$4.48	$3.93

Share-based compensation	0.27	0.21	0.20
Acquisition related amortization expense	0.40	0.26	0.26
Other (income) expense	(0.07)	0.08	0.01
Tax benefit (expense) on restricted stock	(0.01)	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.59	0.54	0.46

Non-GAAP: Net earnings per common share - diluted	$4.92	$5.02	$4.39

(2)
We define Adjusted EBITDA as net earnings calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other (income) expense. Adjusted EBITDA presented for the technology business and the financing business segment is defined as operating income calculated in accordance with US GAAP, adjusted for interest expense, share-based compensation, acquisition and integration expenses, and depreciation and amortization. We consider the interest on notes payable from our financing business segment and depreciation expense presented within cost of sales, which includes depreciation on assets financed as operating leases, to be operating expenses. As such, they are not included in the amounts added back to net earnings in the Adjusted EBITDA calculation. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Year Ended March 31,
	2024	2023	2022
Consolidated
Net earnings	$115,776	$119,356	$105,600
Provision for income taxes	45,317	43,618	41,284
Share-based compensation	9,731	7,824	7,114
Interest and financing costs	1,428	2,897	928
Depreciation and amortization	21,025	13,709	14,646
Other (income) expense	(2,836)	3,188	432
Adjusted EBITDA	$190,441	$190,592	$170,004

Technology business segments
Operating income	$132,560	$140,110	$109,000
Depreciation and amortization	20,951	13,598	14,535
Share-based compensation	9,470	7,579	6,890
Interest and financing costs	1,428	2,897	928
Adjusted EBITDA	$164,409	$164,184	$131,353

Financing business segment
Operating income	$25,697	$26,052	$38,316
Depreciation and amortization	74	111	111
Share-based compensation	261	245	224
Adjusted EBITDA	$26,032	$26,408	$38,651

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

FINANCIAL SUMMARY

Net sales: Net sales for the year ended March 31, 2024, increased 7.6% to $2,225.3 million, or an increase of $157.6 million compared to $2,067.7 million in the prior fiscal year. The increase in net sales was driven by higher revenues from our technology business segments- product, professional services, and managed services, offset by lower revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Gross profit: Consolidated gross profit for the year ended March 31, 2024, increased 6.4%, to $550.8 million, compared to $517.5 million in the prior fiscal year due to increased net sales volume. Overall, gross margins were down by 20 basis points year-over-year as lower product margins were offset by higher service margins.

Operating expenses: Operating expenses for the year ended March 31, 2024, increased $41.1 million, or 11.7%, to $392.5 million, as compared to $351.4 million in the prior fiscal year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, and an increase in general and administrative expenses. In addition, we had an increase in depreciation and amortization, and provision for credit losses. Offsetting these increases was a decrease in interest and financing costs. As of March 31, 2024, we had 1,900 employees, an increase of 8.3% from 1,754 as of March 31, 2023. For additional information, see the “Segment Results of Operations” below.

Operating income: As a result of the foregoing, operating income for the year ended March 31, 2024, decreased $7.9 million, or 4.8%, to $158.3 million and operating margin decreased by 90 basis points to 7.1%, as compared to $166.2 million for the year ended March 31, 2023.

Adjusted EBITDA for the year ended March 31, 2024, was $190.4 million, a decrease of $0.2 million, or 0.1%, compared to the prior fiscal year. Adjusted EBITDA margin for the year ended March 31, 2024, decreased 60 basis points to 8.6%, as compared to the prior fiscal year period of 9.2%. The decrease in Adjusted EBITDA was due to a decrease from our financing business segment, which was offset by slightly higher Adjusted EBITDA from our technology business segments. The decrease in Adjusted EBITDA margin was due to a decrease in gross margins and an increase in operating expenses.

Net earnings per common share - diluted for the year ended March 31, 2024, decreased $0.15, or 3.3%, to $4.33 per share, as compared to $4.48 per share in the prior fiscal year. Non-GAAP: Net earnings per common share diluted for the year ended March 31, 2024, decreased $0.10, or 2.0%, to $4.92 per share, as compared to $5.02 per share for the year ended March 31, 2023.

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

•
Professional services segment: Our professional services segment includes our advanced professional services to our customers that are performed under time and materials, fixed fee, or milestone contracts. Professional services include consulting, assessments, configuration, logistic services, training, staff augmentation services, and project management services.

•
Managed services segment: Our managed services segment includes our advanced managed services that encompass managing various aspects of our customers’ environments that are billed in regular intervals over a contract term, usually between three to five years. Managed services also include security solutions, storage-as-a-service, cloud hosted services, cloud managed services, and service desk.

We manage the technology business segments based on gross profit and the operating expenses associated with these segments in total as our technology business.

Our technology business segments sell primarily to corporations and SLED institutions. Customers of our technology business may have a customer master agreement (“CMA”) with our company, which stipulates the terms and conditions of the commercial relationship. Some CMAs contain pricing arrangements, and most contain mutual voluntary termination clauses. Our other customers place orders using purchase orders without a CMA in place or with other documentation customary for the business. Often, our work with state and local governments is based on public bids and our written bid responses. Our service engagements are generally governed by statements of work and are primarily fixed price (with allowance for changes); however, some service agreements are based on time and materials.

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

Financing business segment

Our financing business segment offers financing solutions to corporations, government contractors, and SLED institutions in the US, which accounts for most of our transactions, and to corporations in select international markets including Canada, the UK, and the EU. The financing business segment derives revenue from leasing IT equipment, medical equipment, and other equipment, and the disposition of that equipment at the end of the lease. The financing business segment also derives revenues from the financing of third-party software licenses, software assurance, maintenance, and other services.

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

SEGMENT RESULTS OF OPERATIONS

The Year Ended March 31, 2024, Compared to the Year Ended March 31, 2023

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Year ended March 31,
	2024	2023	Change	Percent Change
Financial metrics
Net sales
Product	$1,883,809	$1,750,802	$133,007	7.6%
Professional services	154,549	151,785	2,764	1.8%
Managed services	137,528	112,658	24,870	22.1%
Total	$2,175,886	$2,015,245	$160,641	8.0%

Gross Profit
Product	397,618	380,741	16,877	4.4%
Professional services	68,194	61,594	6,600	10.7%
Managed services	42,667	32,155	10,512	32.7%
Total	508,479	474,490	33,989	7.2%

Selling, general, and administrative	353,540	317,885	35,655	11.2%
Depreciation and amortization	20,951	13,598	7,353	54.1%
Interest and financing costs	1,428	2,897	(1,469)	(50.7%)
Operating expenses	375,919	334,380	41,539	12.4%

Operating income	$132,560	$140,110	$(7,550)	(5.4%)

Key metrics & other information
Gross billings	$3,329,764	$3,145,888	$183,876	5.8%
Adjusted EBITDA	$164,409	$164,184	$225	0.1%
Product margin	21.1%	21.7%
Professional services margin	44.1%	40.6%
Managed services margin	31.0%	28.5%

Net sales by customer end market:
Telecom, media & entertainment	$547,525	$532,921	$14,604	2.7%
Technology	379,720	393,594	(13,874)	(3.5%)
SLED	329,617	290,624	38,993	13.4%
Healthcare	278,893	274,936	3,957	1.4%
Financial services	243,630	156,257	87,373	55.9%
All others	396,501	366,913	29,588	8.1%
Total	$2,175,886	2,015,245	160,641	8.0%

Net sales by type:
Networking	$1,005,679	$803,678	$202,001	25.1%
Cloud	546,341	587,097	(40,756)	(6.9%)
Security	193,956	214,459	(20,503)	(9.6%)
Collaboration	65,714	57,472	8,242	14.3%
Other	72,119	88,096	(15,977)	(18.1%)
Total products	1,883,809	1,750,802	133,007	7.6%

Professional services	154,549	151,785	2,764	1.8%
Managed services	137,528	112,658	24,870	22.1%
Total	$2,175,886	$2,015,245	$160,641	8.0%

Net sales: Net sales of the combined technology business segments for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, driven by demand from customers in telecom, media, and entertainment, SLED, financial services, and healthcare industries, offset by decreased volume with customers in the technology industry.

Product segment sales for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, due to higher sales of networking equipment and collaboration products, offset by a decline in sales of cloud and security products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives. In addition, the increase in product segment sales was due to the addition of product sales to customers from the Network Solutions Group (“NSG”) and Peak Resources, Inc. (“Peak”) acquisitions, which contributed a combined total of $105.0 million.

Professional services segment sales for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, primarily due to an increase in consulting revenue driven by acquisitions during the fiscal year offset by a decrease in staff augmentation.

Managed services segment sales for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, due to ongoing expansion of these service offerings primarily related to ongoing growth in enhanced maintenance support, service desk, and security operations center revenues.

Gross profit: Gross profit of the combined technology business segments for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, due to the increase in product, professional service, and managed service sales. Gross profit margin decreased by 10 basis points to 23.4% due to lower product margin, offset by higher professional service and managed service margin.

Product segment margin for the year ended March 31, 2024, decreased by 60 basis points compared to the year ended March 31, 2023, due to a shift in product mix as we sold a higher proportion of networking hardware than third party services that are recognized on a net basis. Vendor incentives earned as a percentage of sales for the year ended March 31, 2024 decreased by 10 basis points, which has a negative effect on gross margin, as compared to the prior year.

Professional services segment margin for the year ended March 31, 2024, increased by 350 basis points, compared to the year ended March 31, 2023, primarily due to a shift in mix toward higher margin services.

Managed services segment margin for the year ended March 31, 2024, increased by 250 basis points, compared to the year ended March 31, 2023, primarily due to scaled growth in these services.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2024, for the technology business, increased compared to the year ended March 31, 2023, mainly due to increases in salaries and benefits.

Salaries and benefits, including variable compensation for the year ended March 31, 2024, increased $30.7 million, or 11.4% to $300.6 million, as compared to $269.9 million in the prior fiscal year, due to an increase of $23.2 million in salaries and benefits, mainly driven by increased headcount and salary increases. Our technology business had an aggregate of 1,866 employees as of March 31, 2024, an increase of 148 from 1,718 as of March 31, 2023. We added 76 employees from our acquisition of NSG, and 28 employees from our acquisition of Peak. In total, we added 143 additional customer-facing employees in the technology business for the year ended March 31, 2024, compared to the year ended March 31, 2023, of which 66 were professional services and technical support personnel due to demand for our services. The increase in variable compensation of $7.5 million was a result of the corresponding increase in gross profit.

General and administrative expenses for our technology business for the year ended March 31, 2024, increased $4.8 million, or 10.1%, to $52.6 million, as compared to $47.8 million for the year ended March 31, 2023. General and administrative expenses increased due to higher travel and entertainment costs of $1.4 million due to the return of in-person business meetings and events, higher software, subscription and maintenance fees of $1.3 million, higher advertising and marketing fees of $1.3 million, higher consulting fees of $0.4 million, and higher facility rent of $0.5 million due to the opening of our Customer Innovation Center.

Provision for credit losses for our technology business for the year ended March 31, 2024, was $0.4 million, as compared to $0.2 million for the year ended March 31, 2023. Our higher provision for credit losses for the year ended March 31, 2024, was due to changes in our net credit exposure.

Depreciation and amortization expense: Depreciation and amortization of our technology business for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, primarily due to an increase in amortization from intangible assets acquired in the NSG and Peak acquisitions.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2024, decreased, compared to the year ended March 31, 2023, due to lower average borrowings outstanding during the year under our WFCDF Credit Facility offset by higher interest rates. Our average month-end borrowing balance on the accounts receivable component of our WFCDF Credit Facility was $18.4 million over the year ended March 31, 2024, compared to $47.0 million over the prior fiscal year. Our weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility was 7.07% during our year ended March 31, 2024, compared to 5.35% over the prior fiscal year.

FINANCING BUSINESS SEGMENT

The results of operations for our financing business segment were as follows (in thousands):

	Year ended March 31,
	2024	2023	Change	Percent Change
Financial Metrics
Portfolio earnings	$13,937	$11,356	$2,581	22.7%
Transactional gains	19,016	16,125	2,891	17.9%
Post-contract earnings	14,301	23,581	(9,280)	(39.4%)
Other	2,162	1,411	751	53.2%
Net sales	$49,416	$52,473	$(3,057)	(5.8%)

Gross profit	42,314	43,034	(720)	(1.7%)

Selling, general, and administrative	14,194	15,635	(1,441)	(9.2%)
Depreciation and amortization	74	111	(37)	(33.3%)
Interest and financing costs	2,349	1,236	1,113	90.0%
Operating expenses	16,617	16,982	(365)	(2.1%)

Operating income	$25,697	$26,052	$(355)	(1.4%)

Key Metrics & Other Information
Adjusted EBITDA	$26,032	$26,408	$(376)	(1.4%)

Net sales: Net sales for the year ended March 31, 2024, decreased due to lower post-contract earnings offset by higher portfolio earnings and transactional gains. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents. Portfolio earnings increased due to higher average investments outstanding as well as a higher average earnings rate. Transactional gains increased due to higher volume of financial assets sold during the year. Total proceeds from sales of financing receivables were $762.6 million and $706.0 million for the years ended March 31, 2024, and 2023, respectively. Our proceeds from sales of financing receivables for the year ended March 31, 2024, are higher than the prior fiscal year due in part to a few large transactions in the current year period.

Gross Profit: Gross profit for the year ended March 31, 2024, decreased compared to the year ended March 31, 2023, due to a decrease in revenue, primarily month-to-month rents.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2024, decreased compared to the year ended March 31, 2023, due to a decrease in variable compensation attributable to the decline in gross profit. In addition, there was a decrease in general and administrative expenses due to lower professional fees. Offsetting these decreases was an increase in provision for credit losses as we incurred increased expense due to higher investment exposure.

Our financing business segment employed 34 people as of March 31, 2024, compared to 36 people as of March 31, 2023. Certain support functions for the financing business segment are shared resources with the technology business and expenses are allocated accordingly.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2024, increased compared to the year ended March 31, 2023, due to higher interest rates. As of March 31, 2024, our non-recourse notes payable increased to $36.2 million from $34.3 million in the prior year. Our weighted average interest rate for non-recourse notes payable was 6.49% and 5.01% as of March 31, 2024, and 2023, respectively.

CONSOLIDATED

Other income (expense), net: Other income, net, for the year ended March 31, 2024, was a benefit of $2.8 million, compared to a net expense of $3.2 million, for the year ended March 31, 2023. The higher net gain was driven by decreased foreign exchange losses and increased interest income, partially offset by a $1.9 million gain that was recognized in the prior fiscal year related to our claim in a class action lawsuit. We had $2.7 million in interest income in the year ended March 31, 2024, compared to $0.3 million in the prior fiscal year. We had a foreign exchange loss of $0.1 million in the year ended March 31, 2024, compared to a loss of $5.4 million in the prior fiscal year.

Provision for income taxes: Our provision for income tax expense for the years ended March 31, 2024, and 2023 was $45.3 million and $43.6 million, respectively. Our effective income tax rates for the years ended March 31, 2024, and 2023 were 28.1% and 26.8%, respectively. Our effective income tax rate was higher for the year ended March 31, 2024, as compared to the year ended March 31, 2023, primarily due to lower state taxes in the same period in the prior year.

Net earnings: Net earnings for the year ended March 31, 2024, were $115.8 million, a decrease of 3.0% or $3.6 million, as compared to $119.4 million in the prior fiscal year, mainly due to the decrease in operating profits from our technology business, and higher income taxes. These decreases were offset by an increase in other income, net driven by decreased foreign exchange losses.

Basic earnings per common share and diluted earnings per common share for the year ended March 31, 2024, were $4.35 and $4.33, respectively, a decrease of 3.1% and 3.3%, as compared to $4.49 and $4.48 for the year ended March 31, 2023.

Weighted average common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for the years ended March 31, 2024, and 2023.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the years ended March 31, 2024, and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$248,449	$(15,425)
Net cash used in investing activities	(61,964)	(18,926)
Net cash used in financing activities	(36,619)	(20,950)
Effect of exchange rate changes on cash	62	3,016
Net increase (decrease) in cash and cash equivalents	$149,928	$(52,285)

Cash flows from operating activities

We provided $248.4 million from operating activities during the year ended March 31, 2024, compared to using $15.4 million during the year ended March 31, 2023. See below for a breakdown of operating cash flows by business (in thousands):

	Year Ended March 31,
	2024	2023
Technology business segments	$248,967	$17,157
Financing business segment	(518)	(32,582)
Net cash provided by (used in) operating activities	$248,449	$(15,425)

Technology business: During the year ended March 31, 2024, our combined technology business segments provided $249.0 million from operating activities primarily due to net earnings and a decrease in inventory, offset by an increase in accounts receivable.

During the year ended March 31, 2023, our combined technology business segments provided $17.2 million from operating activities primarily due to net earnings and an increase in payables, partially offset by increases in accounts receivables and inventories.

To manage our working capital, we monitor our cash conversion cycle for our technology segment, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of March 31,
	2024	2023
(DSO) Days sales outstanding (1)	62	74
(DIO) Days inventory outstanding (2)	23	38
(DPO) Days payable outstanding (3)	(39)	(53)
Cash conversion cycle	46	59

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

Our standard payment term for customers is between 30-60 days; however, certain customers or orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2024, and 2023 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid around 30 days from the invoice date.

Our cash conversion cycle decreased to 46 days for March 31, 2024, compared to 59 days for March 31, 2023, as DSO decreased by 12 days, DIO decreased by 15 days, and DPO decreased by 14 days from March 31, 2023, to March 2024.

Financing business segment: During the year ended March 31, 2024, our financing business segment used $0.5 million from operating activities, primarily due to net earnings and a decrease in accounts receivable, offset by an increase in financing receivables.

During the year ended March 31, 2023, our financing segment used $32.6 million in operating activities, primarily due to changes in financing receivables and deferred costs, partially offset by net earnings.

Cash flows related to investing activities

During the year ended March 31, 2024, we used $62.0 million in investing activities, consisting of $54.2 million to acquire businesses and $8.5 million for purchases of property, equipment, and operating lease equipment, partially offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

During the year ended March 31, 2023, we used $18.9 million in investing activities, consisting of $9.4 million for purchases of property, equipment, and operating lease equipment and $13.3 million to acquire Future Com, Ltd., partially offset by $3.7 million of proceeds from the sale of operating lease equipment.

Cash flows from financing activities

During the year ended March 31, 2024, we used $36.6 million in financing activities, consisting of $47.4 million repayments on the floor plan component of our WFCDF Credit Facility, $6.0 million to pay off an installment payment arrangement within our technology business, and $9.9 million to repurchase outstanding shares of our common stock, partially offset by $23.7 million in net borrowings of non-recourse and recourse notes payable in our financing segment, and $3.0 million in proceeds of issuance of common stock to employees under an employee stock purchase plan.

During the year ended March 31, 2023, we used $21.0 million in financing activities. We had net repayments of notes payable and borrowings on our credit facility in our technology segment of $7.1 million, offset by net borrowings of non-recourse and recourse notes payable of $4.1 million by our financing segment. Additionally, we had cash outflows of $10.7 million from net borrowings/repayments on the floor plan facility and cash outflows of $7.2 million from the repurchase of common stock.

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

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our technology business segments and as an operational function of our accounts payable process.

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

Most customer payments to us are remitted to our lockbox accounts. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. We pay down the floor plan facility on three specified dates each month, generally 45-60 days from the invoice date. Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2024, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan of $105.1 million. As of March 31, 2023, we had a maximum credit limit of $500.0 million, and the outstanding balance on the floor plan facility was $134.6 million. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of March 31, 2024, and March 31, 2023, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both March 31, 2024, and March 31, 2023.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2024, and 2023, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivable due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not believe our WFCDF Credit Facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing segment continue to be discerning in their approval processes, we currently have funding resources available for our transactions.

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

REVENUE RECOGNITION — When we enter into contracts with customers, we are required to identify the performance obligations in the contract. We recognize most of our revenues from the sales of third-party products, third-party software, third-party maintenance, software support, and services, and ePlus professional and managed services. Our recognition of revenue differs for each of these distinct types of performance obligations and identifying each performance obligation appropriately may require judgment.

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

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. A significant amount of judgment is involved in determining if an event representing an indicator of impairment has occurred between annual test dates. Such indicators may include: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and reductions in revenue or profitability growth rates.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off financing receivables when we deem them to be uncollectable. As of March 31, 2024, we estimated expected credit loss rates related to both our accounts receivable and financing receivables at rates comparable to March 31, 2023.

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

Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion (“Pillar Two”) model rules issued by the Organization for Economic Co-operation and Development. A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million. Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two rules is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. We are continuing to monitor the pending implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. We do not expect that any Pillar Two the provisions that become effective during calendar year 2024 will have a materially adverse impact on our results of operations, financial position, or cash flows.

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

Our financial position is exposed to a variety of risks, including interest rate risks and foreign currency. Additionally, we have seen an increase in these risks and related uncertainties with increased volatility in the financial markets and inflation.

INTEREST RATE RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize our lines of credit and other financing facilities which are subject to fluctuations in short-term interest rates. These non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and, except for amounts drawn under the WFCDF Credit Facility, bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Certain financing transactions are funded with our cash flows, not debt, and may be subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate.

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

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2024, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2024.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2024, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-5.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or executive officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

We have adopted an Insider Trading Policy which is applicable to our directors, officers, and employees that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the NASDAQ Stock Market. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive 2024 Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the 2024 Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “Board Committees” is incorporated herein by reference.

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

The information in the 2024 Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2024 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2024 Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2024 Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2024 Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2025” is incorporated herein by reference.

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

(a)(2) FINANCIAL STATEMENT SCHEDULE

See “Financial Statement Schedule II - Valuation and Qualifying Accounts” on page S-1.

(a)(3) EXHIBIT LIST

Exhibits 10.2 through 10.18, exhibit 10.25, and exhibit 97.1 are management contracts or compensatory plans or arrangements.

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

4.2
Description of ePlus inc.’s securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

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

10.8
Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S Raiguel (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed on February 6, 2020).

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

10.11	ePlus inc. Cash Incentive Plan, effective April 1, 2018 (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 18, 2018).

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

10.14
Form of Restricted Stock Award Agreement (for awards granted to US employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.15
Form of Restricted Stock Award Agreement (for awards granted to U.K. employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.16
Form of Stock Agreement (for awards granted to non-employee directors under and subject to the provisions of the ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.17	Form of Cash Performance Award Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2023).

10.18
Form of Performance Stock Unit Award Notice and Award Agreement (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 22, 2023).

10.19
First Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on October 19, 2021). *

10.20
Guaranty and Security Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain future subsidiaries of ePlus inc., as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2021). *

10.21
First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021). *

10.22
First Amended and Restated Limited Guaranty, dated as of October 13, 2021, by and between ePlus inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2021). *

10.23
First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 3, 2022). *

10.24
Second Amendment to First Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2023). *

10.25
Form of Restricted Stock Award Agreement (for awards granted to non-employee directors under and subject to the provisions of the ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan) (filed herewith).

19	Insider Trading Policy (filed herewith).

21	Subsidiaries of ePlus inc. (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350 (furnished herewith).

97.1	Policy for Recoupment of Incentive Compensation, effective as of November 17, 2023 (filed herewith).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

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
Date: May 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director
(Principal Executive Officer)
Date: May 22, 2024

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 22, 2024

/s/ RENEE BERGERON
By: Renée Bergeron, Director
Date: May 22, 2024

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 22, 2024

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 22, 2024

/s/ C. THOMAS FAULDERS, III
By: C. Thomas Faulders, III, Chairman
Date: May 22, 2024

/s/ IRA A. HUNT
By: Ira A. Hunt, Director
Date: May 22, 2024

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison, Director
Date: May 22, 2024

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 22, 2024

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2024, and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
May 22, 2024

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023, of the Company and our report dated May 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 22, 2024

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2024	March 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$253,021	$103,093
Accounts receivable—trade, net	644,616	504,122
Accounts receivable—other, net	46,884	55,508
Inventories	139,690	243,286
Financing receivables—net, current	102,600	89,829
Deferred costs	59,449	44,191
Other current assets	27,269	55,101
Total current assets	1,273,529	1,095,130

Financing receivables and operating leases—net	79,435	84,417
Deferred tax asset	5,620	3,682
Property, equipment, and other assets—net	89,289	70,447
Goodwill	161,503	136,105
Other intangible assets—net	44,093	25,045
TOTAL ASSETS	$1,653,469	$1,414,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$315,676	$220,159
Accounts payable—floor plan	105,104	134,615
Salaries and commissions payable	43,696	37,336
Deferred revenue	134,596	114,028
Recourse notes payable—current	-	5,997
Non-recourse notes payable—current	23,288	24,819
Other current liabilities	34,630	24,372
Total current liabilities	656,990	561,326

Non-recourse notes payable - long-term	12,901	9,522
Deferred tax liability	-	715
Other liabilities	81,799	60,998
TOTAL LIABILITIES	751,690	632,561

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,952 outstanding at March 31, 2024 and 26,905 outstanding at March 31, 2023	274	272
Additional paid-in capital	180,058	167,303
Treasury stock, at cost, 447 shares at March 31, 2024 and 261 shares at March 31, 2023	(23,811)	(14,080)
Retained earnings	742,978	627,202
Accumulated other comprehensive income—foreign currency translation adjustment	2,280	1,568
Total Stockholders’ Equity	901,779	782,265
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,653,469	$1,414,826

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2024	2023	2022
Net sales
Product	$1,933,225	$1,803,275	$1,580,394
Services	292,077	264,443	240,625
Total	2,225,302	2,067,718	1,821,019
Cost of sales
Product	1,493,293	1,379,500	1,210,943
Services	181,216	170,694	149,094
Total	1,674,509	1,550,194	1,360,037

Gross profit	550,793	517,524	460,982

Selling, general, and administrative	367,734	333,520	297,117
Depreciation and amortization	21,025	13,709	14,646
Interest and financing costs	3,777	4,133	1,903
Operating expenses	392,536	351,362	313,666

Operating income	158,257	166,162	147,316

Other income (expense), net	2,836	(3,188)	(432)

Earnings before tax	161,093	162,974	146,884

Provision for income taxes	45,317	43,618	41,284

Net earnings	$115,776	$119,356	$105,600

Net earnings per common share—basic	$4.35	$4.49	$3.96
Net earnings per common share—diluted	$4.33	$4.48	$3.93

Weighted average common shares outstanding—basic	26,610	26,569	26,638
Weighted average common shares outstanding—diluted	26,717	26,654	26,866

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2024	2023	2022

NET EARNINGS	$115,776	$119,356	$105,600

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	712	1,692	(779)

Other comprehensive income (loss)	712	1,692	(779)

TOTAL COMPREHENSIVE INCOME	$116,488	$121,048	$104,821

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$115,776	$119,356	$105,600

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	25,928	18,589	24,305
Provision for credit losses	1,204	666	(102)
Share-based compensation expense	9,731	7,825	7,114
Deferred taxes	(2,656)	2,083	(3,581)
Payments from lessees directly to lenders—operating leases	-	-	(32)
Gain on disposal of property, equipment, and operating lease equipment	(491)	(3,479)	(4,136)
Changes in:
Accounts receivable	(104,039)	(78,679)	(50,803)
Inventories	104,781	(88,097)	(85,453)
Financing receivables—net	(32,054)	(41,015)	8,832
Deferred costs and other assets	(4,982)	(73,980)	(10,560)
Accounts payable—trade	82,911	75,270	(25,187)
Salaries and commissions payable, deferred revenue, and other liabilities	52,340	46,036	13,432
Net cash provided by (used in) operating activities	248,449	(15,425)	(20,571)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	721	3,742	21,923
Purchases of property, equipment, and operating lease equipment	(8,503)	(9,380)	(23,182)
Cash used in acquisitions, net of cash acquired	(54,182)	(13,288)	-
Net cash used in investing activities	(61,964)	(18,926)	(1,259)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	297,305	193,051	114,105
Repayments of non-recourse and recourse notes payable	(279,649)	(196,069)	(99,991)
Proceeds from issuance of common stock	3,019	-	-
Repurchase of common stock	(9,853)	(7,224)	(13,608)
Net borrowings (repayments) on floor plan facility	(47,441)	(10,708)	46,670
Net cash provided by (used in) financing activities	(36,619)	(20,950)	47,176

Effect of exchange rate changes on cash	62	3,016	470

Net increase (decrease) in cash and cash equivalents	149,928	(52,285)	25,816

Cash and cash equivalents, beginning of period	103,093	155,378	129,562

Cash and cash equivalents, end of period	$253,021	$103,093	$155,378

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2024	2023	2022

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,768	$4,065	$1,714
Cash paid for income taxes	$41,526	$51,984	$47,143
Cash paid for amounts included in the measurement of lease liabilities	$4,071	$4,610	$4,653

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$78	$21	$18
Purchases of property, equipment, and operating lease equipment	$(283)	$(1,453)	$(98)
Consideration for acquisitions	$(2,307)	-	-
Borrowing of non-recourse and recourse notes payable	$30,329	$39,558	$58,619
Repayments of non-recourse and recourse notes payable	$-	$-	$(32)
Debt derecognized due to sales of financial assets	$(52,133)	$(30,487)	$(114,040)
Vesting of share-based compensation	$9,477	$9,897	$8,481
Repurchase of common stock	$-	$(122)	$-
New operating lease assets obtained in exchange for lease obligations	$4,883	$11,886	$2,653

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2021	27,006	$145	$152,366	$(75,372)	$484,616	$655	$562,410
Issuance of restricted stock awards	163	1	-	-	-	-	1
Share-based compensation	-	-	7,114	-	-	-	7,114
Repurchase of common stock	(283)	-	-	(13,608)	-	-	(13,608)
Stock split effected in the form of a dividend	-	135	-	-	(135)	-	-
Retirement of treasury stock	-	(11)	-	82,246	(82,235)	-	-
Net earnings	-	-	-	-	105,600	-	105,600
Foreign currency translation adjustment	-	-	-	-	-	(779)	(779)
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	150	2	-	-	-	-	2
Share-based compensation	-	-	7,823	-	-	-	7,823
Repurchase of common stock	(131)	-	-	(7,346)	-	-	(7,346)
Net earnings	-	-	-	-	119,356	-	119,356
Foreign currency translation adjustment	-	-	-	-	-	1,692	1,692
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	162	2	(2)	-	-	-	-
Issuance of common stock	71	-	3,019	-	-	-	3,019
Share-based compensation	-	-	9,738	-	-	-	9,738
Repurchase of common stock	(186)	-	-	(9,731)	-	-	(9,731)
Net earnings	-	-	-	-	115,776	-	115,776
Foreign currency translation adjustment	-	-	-	-	-	712	712
Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2024, 2023, and 2022

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology (“IT”) solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional, and managed services and complete lifecycle management services including flexible financing solutions. We focus on selling to medium and large enterprises and state and local government and educational institutions (“SLED”) in the United States (“US”) and select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel.

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

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. As of March 31, 2024, and March 31, 2023, there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance as of March 31, 2024, and 2023 included approximately 17% and 13%, respectively, concentration of invoices due from Verizon Communications Inc. The risk on our accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. The credit risk is further mitigated by transferring certain of our financing receivables to financial institutions on a non-recourse basis and, for our lease receivables, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 44%, 40%, and 39%, of our technology business segments net sales for the years ended March 31, 2024, 2023, and 2022, respectively.

DEFERRED COSTS — When a contract is within the scope of the scope of Codification Topic 606, we defer costs of fulfilling the contract when they generate or enhance resources that will be used by us in satisfying performance obligations in the future. Additionally, we capitalize costs that are incremental to obtaining the contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation. Our long-term deferred costs are included in our consolidated balance sheets as part of property, equipment, and other assets—net.

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

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2024, the carrying amounts of our notes receivable and non-recourse payables were $108.2 million and $36.2 million, respectively, and their fair values were $106.3 million and $36.1 million, respectively. On March 31, 2023, the carrying amounts of our notes receivable, recourse and non-recourse payables were $109.2 million, $6.0 million, and $34.3 million, respectively, and their fair values were $109.5 million, $6.0 million, and $34.5 million, respectively.

FINANCING RECEIVABLES AND OPERATING LEASES — Financing receivables and operating leases consist of the financing receivables from notes receivable and sales-type leases and the carrying value of assets that we are leasing to our customers on leases that are classified as operating leases. When we lease equipment under an operating lease, we recognize the underlying asset at cost and depreciate it on a straight-line bases over its estimated useful life. We estimate that the useful life for most IT equipment under lease is 4 years.

FOREIGN CURRENCY MATTERS — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense), net on our consolidated statement of operations. For the years ended March 31, 2024, 2023, and 2022, we recognized losses of $0.1 million, $5.4 million, $0.5 million, respectively, due to foreign currency transactions.

GOODWILL — We test goodwill for impairment on an annual basis, as of October 1, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In a qualitative assessment, we assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

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

IMPLEMENTATION COSTS OF A HOSTING ARRANGEMENT- We capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We classify these capitalized costs in the same balance sheet line item as the amounts prepaid for the related hosting arrangement and we present the amortization of these capitalized costs in the same income statement line item as the service fees for the related hosting arrangement. Our long-term prepaids are included in our consolidated balance sheets as part of property, equipment, and other assets—net. We amortize the capitalized implementation costs over the term of the hosting arrangement.

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

We account for transfers of contractual payments due under financing receivables, under Codification Topic 860 Transfers and Servicing (“Codification Topic 860”). When a transfer meets all the requirements for sale accounting, we derecognize the financial asset and record a net gain or loss that is included in net sales.

Service revenue

Sales of ePlus professional, managed services, and staffing

ePlus professional services offerings include assessments, project management, staging, configuration, integration, and logistics. ePlus managed service offerings range from monitoring and notification to a fully outsourced network management or service desk solution. ePlus staffing delivers a full range of staffing solutions, including short-term, long-term, temporary-to-hire, and direct-hire IT professionals. In all these arrangements, we satisfy our performance obligation and recognize revenue over time.

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

SHARE-BASED COMPENSATION — We account for share-based compensation in accordance with Codification Topic 718 Compensation—Stock Compensation. We account for forfeitures when they occur.

We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period.

We recognize compensation cost for our employee stock purchase plan on a straight-line basis over the offering period, which is six months. We measure the award on the grant date at fair value using the Black-Scholes option pricing model.

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We did not have significant capitalized development costs for internal use software for either of the years ended March 31, 2024, or March 31, 2023. We had capitalized costs, net of amortization, of approximately $0.2 million and $1.0 million as of March 31, 2024, and March 31, 2023, respectively, that is included in the accompanying consolidated balance sheets as a component of other intangible assets-net.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity in the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2024, and 2023 were $28.1 million and $21.9 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

We recognize rebates pursuant to volume incentive programs as a reduction of costs to purchase the vendor’s products based on a systematic and rational allocation of the cash consideration offered to the underlying transactions that result in our progress toward earning the rebate provided the amounts are probable and can be reasonably estimated. When a rebate is not probable or not reasonably estimable, we recognized the rebate as the milestones are achieved or as cash is received.

We recognize rebates pursuant to shared marketing expense programs as a reduction of the related selling and administrative expenses in the period the program occurs when the consideration represents a reimbursement of specific, incremental, identifiable costs. We recognize consideration that exceeds the specific, incremental, identifiable costs as a reduction of costs to purchase the vendor’s products.

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This update requires buyers in a supplier finance program to disclose certain qualitative and quantitative information about the program. It is intended to provide information about an entity’s use of supplier finance programs and their effect on the entity’s working capital, liquidity, and cash flows. This update was effective for us beginning in the first quarter of our fiscal year ended March 31, 2024, except for a requirement to provide a roll forward of our obligations during the annual period, which is effective for us beginning in the first quarter of our fiscal year ending March 31, 2025. We adopted the standard during the first quarter of fiscal year ended March 31, 2024, except for the roll forward requirement, which will be adopted during the first quarter of fiscal year ending March 31, 2025. The adoption of the standard resulted in new disclosures only for amounts presented within Accounts payable – floor plan. For additional information on the new disclosures, see Note 9, “Notes Payable and Credit Facility.”

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning in our fiscal year ending March 31, 2025 and interim periods beginning in the first quarter of our fiscal year ending March 31, 2026. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

3. REVENUES

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $44.6 million, $70.4 million, and $47.5 million of receivables from contracts with customers included within financing receivables as of March 31, 2024, 2023, and 2022, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	March 31,
	2024	2023	2022
Current (included in deferred revenue)	$134,110	$113,713	$85,826
Non-current (included in other liabilities)	$68,174	$47,217	$30,086

Revenue recognized from the beginning contract liability balance was $86.0 million and $70.3 million for the fiscal years ended March 31, 2024, and 2023, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2025	$82,522
2026	37,322
2027	20,290
2028	6,535
2029 and thereafter	3,094
Total remaining performance obligations	$149,763

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

4. FINANCING RECEIVABLES AND OPERATING LEASES

Our financing receivables and operating leases consist of our financing receivables from notes receivable and sales-type leases and the carrying value of our assets that we are leasing to our customers on leases that are classified as operating leases. We generally lease IT, communication, and medical equipment. Our lease terms generally range from 2 to 6 years, with most terms ranging between 3 to 4 years. Our leases often provide the lessee the option to purchase the underlying asset at the end of the lease term. Occasionally, our leases provide the lessee a bargain purchase option. We classify our leases as either sales-type leases or operating leases. Additionally, we finance purchases of third-party software and third-party services for our customers, which we classify as notes receivable.

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the years ended March 31, 2024, and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Net sales	$21,578	$22,677
Cost of sales	19,557	19,009
Gross profit	$2,021	$3,668

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the years ended March 31, 2024, and 2023 (in thousands):

	Year Ended March 31,
	2024	2023
Interest income on sales-type leases	$6,769	$3,943
Lease income on operating leases	$10,886	$17,421

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables—net (in thousands):

	Notes	Sales-Type Lease	Financing
March 31, 2024	Receivable	Receivables	Receivables
Gross receivables	$114,713	$75,658	$190,371
Unguaranteed residual value (1)	-	9,078	9,078
Unearned income	(6,503)	(12,036)	(18,539)
Allowance for credit losses (2)	(1,056)	(1,435)	(2,491)
Total, net	$107,154	$71,265	$178,419
Reported as:
Current	$61,830	$40,770	$102,600
Long-term	45,324	30,495	75,819
Total, net	$107,154	$71,265	$178,419

(1)	Includes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Sales-Type Lease	Financing
March 31, 2023	Receivable	Receivables	Receivables
Gross receivables	$117,008	$60,157	$177,165
Unguaranteed residual value (1)	-	8,161	8,161
Unearned income	(5,950)	(8,050)	(14,000)
Allowance for credit losses (2)	(801)	(981)	(1,782)
Total, net	$110,257	$59,287	$169,544
Reported as:
Current	$65,738	$24,091	$89,829
Long-term	44,519	35,196	79,715
Total, net	$110,257	$59,287	$169,544

(1)	Includes unguaranteed residual values of $4,222 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments to be received from our sales-type leases as of March 31, 2024 (in thousands):

Year ending March 31, 2025	$34,513
2026	22,600
2027	12,380
2028	4,901
2029	1,263
2030 and thereafter	1
Total	$75,658

OPERATING LEASES—NET

Operating leases—net represents the carrying value of assets that we are leasing to our customers on leases that are classified as operating leases. The components of operating leases—net are as follows (in thousands):

	March 31, 2024	March 31,2023
Cost of equipment under operating leases	$10,744	$15,301
Accumulated depreciation	(7,128)	(10,599)
Operating leases—net (1)	$3,616	$4,702

(1)	Amounts include estimated unguaranteed residual values of $1,346 thousand and $1,717 thousand as of March 31, 2024, and 2023 respectively.

The following table provides the future scheduled minimum lease rental payments to be received from our operating leases as of March 31, 2024 (in thousands):

Year ending March 31, 2025	$1,984
2026	1,271
2027	222
Total	$3,477

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2024, and March 31, 2023, we had financing receivables of $45.8 million and $35.7 million, respectively, and operating leases of $2.8 million and $2.5 million, respectively which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the financial asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2024, 2023, and 2022, we recognized net gains of $19.0 million, $16.1 million, and $18.2 million, respectively, and total proceeds from these sales were $762.6 million, $706.0 million, and $855.1 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2024, and March 31, 2023, we had deferred revenue of $0.4 million and $0.5 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of March 31, 2024, our total potential liability that could result from these indemnities is immaterial.

5. LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to 10 years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets—net. As of March 31, 2024, and 2023, we had right-of-use assets of $15.4 million and $14.6 million, respectively.

We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. As of March 31, 2024, and 2023, we had current lease liabilities of $4.2 million and $2.7 million, respectively, and long-term lease liabilities of $12.7 million and $12.0 million, respectively. We recognized rent expense of $5.8 million and $5.2 million as part of selling, general, and administrative expenses during the years ended March 31, 2024, and March 31, 2023, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2024, and March 31, 2023, are as follows:

	Year Ended March 31,
Lease term and Discount Rate	2024	2023
Weighted average remaining lease term (months)	75	81
Weighted average discount rate	5.3%	4.8%

The following table provides our future lease payments under our operating leases as of March 31, 2024 (in thousands):

Year ending March 31, 2025	$4,275
2026	3,750
2027	3,116
2028	1,721
2029	7,178
Total lease payments	20,040
Less: interest	(3,173)
Present value of lease liabilities	$16,867

As of March 31, 2024, we were committed to two office leases that had not yet commenced with a total commitment of $1.4 million.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2024, and March 31, 2023, respectively (in thousands):

	Technology		Professional	Managed
	Segment	Product	Services	Services	Total
Balance, March 31, 2022 (1)	$126,543	$-	$-	$-	$126,543
Acquisitions	9,694	-	-	-	9,694
Foreign currency translations	(132)	-	-	-	(132)
Reporting unit change	(136,105)	106,497	19,712	9,896	-
Balance, March 31, 2023 (1)	$-	$106,497	$19,712	$9,896	$136,105
Acquisitions	-	22,586	2,780	-	25,366
Foreign currency translations	-	25	5	2	32
Balance, March 31, 2024 (1)	$-	$129,108	$22,497	$9,898	$161,503

(1)	Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that precede our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

Our goodwill balance increased by $25.4 million for the year ended March 31, 2024, due to $22.1 and $3.2 million in goodwill additions from our acquisitions of Network Solutions Group (“NSG”) and Peak Resources, Inc. (“Peak”), respectively. Please refer to Note 16, “Business Combinations” for details of our acquisitions.

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

During the first quarter ended June 30, 2023, we separated our technology segment into three new segments: product, professional services, and managed services. We concluded that each segment was one reporting unit. At that time, we reassigned our goodwill to the reporting units affected using a relative fair value approach. We concluded that the fair value of each new reporting unit exceeded its carrying value. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

In our annual test as of October 1, 2022, we performed a quantitative assessment of goodwill and concluded that the fair value of our technology reporting unit exceeded its carrying value. Our conclusions would not be impacted by a ten percent change in our estimate of the fair value of the reporting unit.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following as of March 31, 2024, and March 31, 2023 (in thousands):

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$120,480	$(76,595)	$43,885	$85,449	$(61,376)	$24,073
Capitalized software development	10,516	(10,308)	208	10,516	(9,544)	972
Total	$130,996	$(86,903)	$44,093	$95,965	$(70,920)	$25,045

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for purchased intangibles was $15.2 million, $9.3 million, and $10.1 million for the years ended March 31, 2024, 2023 and 2022, respectively.

The following table provides the future amortization expense for purchased intangibles as of March 31, 2024 (in thousands):

Year ending March 31, 2025	$13,972
2026	10,936
2027	8,120
2028	5,646
2029	3,384
2030 and thereafter	1,827
Total	$43,885

7. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2024, 2023, and 2022 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of March 31, 2021	$2,064	$1,212	$1,171	$4,447
Provision for credit losses	482	(312)	(272)	(102)
Write-offs and other	(135)	(192)	(218)	(545)
Balance as of March 31, 2022	2,411	708	681	3,800
Provision for credit losses	273	93	300	666
Write-offs and other	(112)	-	-	(112)
Balance as of March 31, 2023	2,572	801	981	4,354
Provision for credit losses	477	255	472	1,204
Write-offs and other	(362)	-	(18)	(379)
Balance as of March 31, 2024	$2,687	$1,056	$1,435	$5,179

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$63,934	$15,821	$3,440	$2,656	$30	$-	$85,881	$(25,683)	$60,198
Average CQR	18,715	3,260	302	52	-	-	22,329	(3,476)	18,853
Total	$82,649	$19,081	$3,742	$2,708	$30	$-	$108,210	$(29,159)	$79,051

Lease receivables:
High CQR	$22,123	$9,457	$1,341	$1,151	$100	$7	$34,179	$(1,128)	$33,051
Average CQR	22,861	9,548	2,133	259	2	-	34,803	(5,436)	29,367
Total	$44,984	$19,005	$3,474	$1,410	$102	$7	$68,982	$(6,564)	$62,418

Total amortized cost (1)	$127,633	$38,086	$7,216	$4,118	$132	$7	$177,192	$(35,723)	$141,469

(1)	Unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable is excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

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

The following table provides an aging analysis of our financing receivables as of March 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,251	$334	$2,484	$4,069	$9,337	$13,406	$94,804	$108,210
Lease receivables	1,174	284	2,213	3,671	4,691	8,362	60,620	68,982
Total	$2,425	$618	$4,697	$7,740	$14,028	$21,768	$155,424	$177,192

The following table provides an aging analysis of our financing receivables as of March 31, 2023 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,020	$862	$473	$2,355	$7,703	$10,058	$101,000	$111,058
Lease receivables	1,068	463	864	2,395	5,413	7,808	48,238	56,046
Total	$2,088	$1,325	$1,337	$4,750	$13,116	$17,866	$149,238	$167,104

Our financial assets on nonaccrual status were not significant as of March 31, 2024, and March 31, 2023.

8. PROPERTY AND EQUIPMENT—NET

Property and equipment—net is a component of Property, equipment, and other assets—net. Our balance consists of the following (in thousands):

	March 31, 2024	March 31, 2023
Furniture, fixtures, and equipment	$26,507	$29,818
Leasehold improvements	11,776	10,398
Capitalized software	1,685	3,235
Vehicles	396	445
Total assets	40,364	43,896
Accumulated depreciation and amortization	(27,429)	(31,963)
Property and equipment – net	$12,935	$11,933

Depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $6.7 million, $5.5 million, and $5.4 million for the years ended March 31, 2024, 2023, and 2022, respectively.

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

Under the accounts payable floor plan facility, we had an outstanding balance of $105.1 million and $134.6 million as of March 31, 2024, and March 31, 2023, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

We use the floor plan to facilitate the purchase of inventory from designated suppliers. WFCDF pays our suppliers and provides us extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45-60 days from the invoice date. We do not incur any interest or other incremental expenses for the floor plan facility. We are not involved in establishing the terms or conditions of the arrangements between our suppliers and WFCDF.

Under the revolving credit facility, we had no balance outstanding as of March 31, 2024, and March 31, 2023. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of March 31, 2024, and March 31, 2023.

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to Term SOFR Rate plus a Term SOFR Adjustment of 0.10% plus an Applicable Margin of 1.75%. Our weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility was 7.07% during our year ended March 31, 2024, compared to 5.35% over the prior fiscal year.

Our borrowings under the WFCDF Credit Facility are secured by the assets of the Borrowers. Additionally, the WFCDF Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of March 31, 2024, and March 31, 2023, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

RECOURSE NOTES PAYABLE

Recourse notes payable consist of borrowings that, in the event of default by the customer, the lender has recourse against us. As of March 31, 2023, we had $6.0 million arising from one installment payment arrangement within our technology business. Our payments under this installment agreement were due quarterly in amounts that were correlated to the payments due to us from a customer under a related notes receivable. We discounted our payments due under this installment agreement to calculate our payable balance using an interest rate of 3.50% as of March 31, 2023. As of March 31, 2024, we have fully paid our recourse notes payable.

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consist of borrowings that, in the event of a default by the customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2024, and March 31, 2023, we had $36.2 million and $34.3 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 6.49% and 5.01%, as of March 31, 2024, and March 31, 2023, respectively.

Our non-recourse notes payable as of March 31, 2024, mature as follows:

Year ending March 31, 2025	$23,288
2026	8,991
2027	3,093
2028	817
Total maturities	$36,189

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of March 31, 2024, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings attributable to common shares by the weighted average number of common shares outstanding for the period. Diluted net earnings per share include the potential dilution of securities that could participate in our earnings, but not securities that are anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2024, 2023 and 2022 (in thousands, except per share data):

	2024	2023	2022
Net earnings attributable to common shareholders – basic and diluted	$115,776	$119,356	$105,600

Basic and diluted common shares outstanding:
Weighted average common shares outstanding – basic	26,610	26,569	26,638
Effect of dilutive shares	107	85	228
Weighted average shares common outstanding – diluted	26,717	26,654	26,866

Earnings per common share – basic	$4.35	$4.49	$3.96
Earnings per common share – diluted	$4.33	$4.48	$3.93

12. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024. On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. On March 24, 2022, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. These plans authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2024, we purchased 131,837 shares of our outstanding common stock at an average cost of $51.01 per share for a total purchase price of $6.7 million under the share repurchase plan; we also acquired 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock awards.

During the year ended March 31, 2023, we purchased 72,973 shares of our outstanding common stock at an average cost of $55.69 per share for a total purchase price of $4.1 million under the share repurchase plan; we also acquired 58,080 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock awards.

13. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of March 31, 2024, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2012 Employee Long-Term Incentive Plan (“2012 Employee LTIP”), and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

2012 Employee LTIP and 2021 Employee LTIP

The 2021 Employee LTIP was approved by our stockholders on September 16, 2021, and became effective October 1, 2021. Under the 2021 Employee LTIP, 3,000,000 shares were authorized for grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, or other share-based awards to ePlus employees.

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

RESTRICTED STOCK ACTIVITY

During the year ended March 31, 2024, we granted 13,656 restricted shares under the 2017 Director LTIP and 152,865 restricted shares under the 2021 Employee LTIP.

Cumulatively, as of March 31, 2024, we have granted a total of 114,936 restricted shares under the 2017 Director LTIP, 2,144,578 restricted shares under the 2012 Employee LTIP, and 291,508 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the non-vested restricted shares for the year ended March 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested April 1, 2023	314,860	$49.57
Granted	166,521	$56.50
Vested	(168,082)	$46.42
Forfeited	(4,888)	$54.71
Non-vested March 31, 2024	308,411	$55.02

In each of the years ended March 31, 2024, 2023, and 2022, we used the closing stock price on the grant date or, if the grant date fell on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2024, 2023, and 2022 was $56.50, $56.50, and $46.56, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2024, 2023, and 2022 was $7.8 million, $7.1 million, and $7.1 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. The 2012 Employee LTIP, the 2021 Employee LTIP, and the 2017 Director LTIP allows us to withhold enough shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2024, we withheld 53,945 shares of common stock at a value of $3.0 million, which was included in treasury stock. For the year ended March 31, 2023, we withheld 58,080 shares of common stock at a value of $3.3 million, which was included in treasury stock.

PERFORMANCE STOCK UNITS

On November 17, 2023, we granted 15,120 Performance Stock Units (“PSUs”) with a grant date fair value of $61.17 to our executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period ending March 31, 2026. The PSUs represent the right to receive shares of our common stock on a one-to-one basis. The total number of PSUs that vest range from 0% to 200% of the number of PSUs at the target level of achievement for one or more of the performance targets. No shares vested or were forfeited during the year ended March 31, 2024.

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at 6-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the year ended March 31, 2024, we issued 70,715 shares at a weighted average price of $42.69 per share under the ESPP. As of March 31, 2024, there were 2.43 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, ESPP, and the related income tax benefit for the years ended March 31, 2024, 2023 and 2022, respectively (in thousands):

	Year Ended March 31,
	2024	2023	2022
Equity-based compensation expense	$9,731	$7,825	$7,114
Income tax benefit	$(2,735)	$(2,097)	$(1,999)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of March 31, 2024, the total unrecognized compensation expense related to non-vested restricted stock was $10.4 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required. The decision whether to make contributions is entirely within our discretion. For the years ended March 31, 2024, 2023, and 2022, we recognized expense for employer contributions to the plan of $4.7 million, $4.2 million, and $3.4 million, respectively.

14. INCOME TAXES

We account for our tax positions in accordance with Codification Topic 740. Under the guidance, we evaluate uncertain tax positions based on the two-step approach. The first step is to evaluate each uncertain tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. For tax positions that are not likely of being sustained upon audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As of March 31, 2024, and 2023, we do not have any unrecognized tax benefits for uncertain tax positions. We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. The tax years ended March 31, 2021, March 31, 2022, and March 31, 2023, are subject to examination by federal and state taxing authorities.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2024	2023	2022
Income tax expense computed at the US statutory federal rate	$33,830	$34,224	$30,845
State income tax expense—net of federal benefit	9,624	8,754	8,937
Non-deductible executive compensation	1,718	1,708	1,749
Other	145	(1,068)	(247)
Provision for income taxes	$45,317	$43,618	$41,284
Effective income tax rate	28.1%	26.8%	28.1%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2024	2023	2022
Current:
Federal	$34,232	$30,928	$32,309
State	12,371	10,110	11,681
Foreign	1,370	499	894
Total current expense	47,973	41,537	44,884

Deferred:
Federal	(2,419)	1,301	(3,289)
State	(188)	970	(370)
Foreign	(49)	(190)	59
Total deferred expense (benefit)	(2,656)	2,081	(3,600)

Provision for income taxes	$45,317	$43,618	$41,284

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2024	2023
Deferred tax assets:
Accrued vacation	$2,666	$2,251
Deferred revenue	6,934	5,448
Allowance for credit losses	1,278	1,063
Restricted stock	738	654
Other deferred tax assets	1,737	1,697
Accrued bonus	2,641	2,323
Lease liabilities	4,503	3,939
Other credits and carryforwards	251	277
Gross deferred tax assets	20,748	17,652
Less: valuation allowance	(70)	(112)
Net deferred tax assets	20,678	17,540

Deferred tax liabilities:
Property and equipment	(2,724)	(2,926)
Operating leases	(3,889)	(3,789)
Prepaid expenses	(1,807)	(1,729)
Right-of-use assets	(4,113)	(3,885)
Tax deductible goodwill	(2,525)	(2,244)
Total deferred tax liabilities	(15,058)	(14,573)

Net deferred tax asset	$5,620	$2,967

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation as of March 31, 2024, a valuation allowance of $0.1 million was recorded, to offset gross deferred tax assets primarily attributable to net operating losses at certain of the foreign subsidiaries and foreign tax credit carry forwards. We believe that it is more likely than not that we will realize the remaining gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

15. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2024, and March 31, 2023 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Money market funds	$179,709	$179,709	$-	$-

March 31, 2023
Assets:
Money market funds	$8,880	$8,880	$-	$-

16. BUSINESS COMBINATIONS

PEAK RESOURCES, INC. (“PEAK”)

On January 26, 2024, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of PEAK. Based in Denver, CO, PEAK is an established provider of modern data center, networking, and security products and services. The acquisition will help drive additional growth with enhanced engineering, sales, and services delivery capabilities in the mountain west region.

Our sum for consideration transferred is $7.9 million consisting of $5.6 million paid in cash at closing plus an additional $2.3 million that was paid in April 2024 to the sellers based on adjustments to a determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$8,569
Other assets	133
Identified intangible asset	5,030
Accounts payable and other liabilities	(9,084)
Total identifiable net assets	4,648
Goodwill	3,238
Total purchase consideration	$7,886

The identified intangible asset of $5.0 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $3.2 million, of which $2.9 million and $0.3 million were assigned to our product and professional services reporting segments, respectively. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes.

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2023, is not material.

NETWORK SOLUTIONS GROUP (“NSG”)

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

Acquisition Date Amount
Accounts receivable	$20,419
Other assets	1,940
Identified intangible asset	29,960
Accounts payable and other liabilities	(24,758)
Contract liabilities	(1,086)
Total identifiable net assets	26,475
Goodwill	22,128
Total purchase consideration	$48,603

The identified intangible asset of $30.0 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

We recognized goodwill related to this transaction of $22.1 million, of which $19.7 million and $2.4 million were assigned to our product and professional services reporting segments, respectively. The goodwill recognized in the acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill is expected to be deductible for tax purposes.

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

Our sum for consideration transferred is $13.3 million consisting of $13.0 million paid in cash at closing plus an additional $0.3 million that was subsequently paid to the sellers based on adjustments to our determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$4,033
Other assets	129
Identified intangible asset	8,360
Accounts payable and other liabilities	(8,714)
Contract liabilities	(214)
Total identifiable net assets	3,594
Goodwill	9,694
Total purchase consideration	$13,288

The identified intangible asset of $8.4 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired receivables equals the gross contractual amounts receivable. We expect to collect all acquired receivables.

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

The following table provides reportable segment information (in thousands):

	Year Ended March 31,
	2024	2023	2022
Net Sales
Product	$1,883,809	$1,750,802	$1,492,411
Professional services	154,549	151,785	146,747
Managed services	137,528	112,658	93,878
Financing	49,416	52,473	87,983
Total	2,225,302	2,067,718	1,821,019

Gross Profit
Product	397,618	380,741	316,622
Professional services	68,194	61,594	63,384
Managed services	42,667	32,155	28,147
Financing	42,314	43,034	52,829
Total	550,793	517,524	460,982

Operating expenses
Technology business	375,919	334,380	299,153
Financing	16,617	16,982	14,513
Total	392,536	351,362	313,666

Operating income
Technology business	132,560	140,110	109,000
Financing	25,697	26,052	38,316
Total	158,257	166,162	147,316

Other income (expense), net	2,836	(3,188)	(432)

Earnings before tax	$161,093	$162,974	$146,884

Depreciation and amortization
Technology business	$20,951	$13,598	$14,535
Financing	74	111	111
Total	$21,025	$13,709	$14,646

Interest and financing costs
Technology business	$1,428	$2,897	$928
Financing	2,349	1,236	975
Total	$3,777	$4,133	$1,903

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment:
Technology business	$7,454	$7,693	$4,951
Financing	1,049	1,687	18,231
Total	$8,503	$9,380	$23,182

The following tables provide a disaggregation of net sales by source and further disaggregate our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Year ended March 31, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,862,231	$154,549	$137,528	$5,926	$2,160,234
Financing and other	21,578	-	-	43,490	65,068
Total	$1,883,809	$154,549	$137,528	$49,416	$2,225,302

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,687,639	$-	$-	$5,926	$1,693,565
Transferred at a point in time as agent	174,592	-	-	-	174,592
Transferred over time as principal	-	154,549	137,528	-	292,077
Total revenue from contracts with customers	$1,862,231	$154,549	$137,528	$5,926	$2,160,234

	Year ended March 31, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,728,125	$151,785	$112,658	$9,304	$2,001,872
Financing and other	22,677	-	-	43,169	65,846
Total	$1,750,802	$151,785	$112,658	$52,473	$2,067,718

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,566,760	$-	$-	$9,304	$1,576,064
Transferred at a point in time as agent	161,365	-	-	-	161,365
Transferred over time as principal	-	151,785	112,658	-	264,443
Total revenue from contracts with customers	$1,728,125	$151,785	$112,658	$9,304	$2,001,872

	Year ended March 31, 2022
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,477,468	$146,747	$93,878	$34,842	$1,752,935
Financing and other	14,943	-	-	53,141	68,084
Total	$1,492,411	$146,747	$93,878	$87,983	$1,821,019

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,342,769	$-	$-	$34,842	$1,377,611
Transferred at a point in time as agent	134,699	-	-	-	134,699
Transferred over time as principal	-	146,747	93,878	-	240,625
Total revenue from contracts with customers	$1,477,468	$146,747	$93,878	$34,842	$1,752,935

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Year Ended March 31,
	2024	2023	2022
Customer end market:
Telecom, media & entertainment	$547,525	$532,921	$502,408
Technology	379,720	393,594	250,485
SLED	329,617	290,624	241,769
Healthcare	278,893	274,936	270,481
Financial services	243,630	156,257	155,160
All others	396,501	366,913	312,733
Net sales	2,175,886	2,015,245	1,733,036
Less: revenue from financing and other	(21,578)	(22,677)	(14,943)
Total revenue from contracts with customers	$2,154,308	$1,992,568	$1,718,093

Type:
Product
Networking	$1,005,679	$803,678	$611,488
Cloud	546,341	587,097	581,113
Security	193,956	214,459	158,927
Collaboration	65,714	57,472	57,244
Other	72,119	88,096	83,639
Total product	1,883,809	1,750,802	1,492,411

Professional services	154,549	151,785	146,747
Managed services	137,528	112,658	93,878
Net sales	2,175,886	2,015,245	1,733,036
Less: revenue from financing and other	(21,578)	(22,677)	(14,943)
Total revenue from contracts with customers	$2,154,308	$1,992,568	$1,718,093

We do not disaggregate sales by customer end market beyond the technology business.

FINANCING BUSINESS SEGMENT DISAGGREGATION OF REVENUE

We analyze our revenues within our financing business segment based on the nature of the arrangement. Our financing revenue generally consists of portfolio income, transactional gains, and post-contract earnings including month-to-month rents and the sales of off-lease equipment. All our revenues from contracts with customers within our financing business segment are from the sales of off-lease equipment.

GEOGRAPHIC INFORMATION

The geographic information for the years ended March 31, 2024, 2023, and 2022 was as follows (in thousands):

	Year Ended March 31,
	2024	2023	2022

Net sales:
US	$2,127,695	$1,953,465	$1,716,525
Non-US	97,607	114,253	104,494
Total	$2,225,302	$2,067,718	$1,821,019

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

	March 31,
	2024	2023
Long-lived tangible assets:
US	$16,258	$16,313
Non-US	582	1,140
Total	$16,840	$17,453

Sales to Verizon Communications Inc. represented 19%, 22% and 24% of net sales for the years ended March 31, 2024, March 31, 2023, and March 31, 2022, respectively, all of which related to our technology business segments.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Allowance for sales returns: (1)
Year ended March 31, 2022	$1,189	$2,158	$(2,101)	$1,246
Year ended March 31, 2023	$1,246	$3,991	$(3,973)	$1,264
Year ended March 31, 2024	$1,264	$4,647	$(4,296)	$1,615

Allowance for credit losses:
Year ended March 31, 2022	$4,447	$(102)	$(545)	$3,800
Year ended March 31, 2023	$3,800	$666	$(112)	$4,354
Year ended March 31, 2024	$4,354	$1,204	$(379)	$5,179

Valuation for deferred taxes:
Year ended March 31, 2022	$0	$250	$0	$250
Year ended March 31, 2023	$250	$(138)	$0	$112
Year ended March 31, 2024	$112	$(42)	$0	$70

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $10.1 million, $7.9 million, and $7.8 million as of March 31, 2024, 2023, and 2022, respectively.

S-1