Form 10-Q
period 2024-06-30
EPLUS INC
filed 2024-08-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of August 1, 2024, was 26,865,929.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
exposure to fluctuation in foreign currency rates, interest rates, and inflation, including as a result of national and international political instability fostering uncertainty and volatility in the global economy, which may cause increases in our costs and wages and our ability to increase prices to our customers, negative impacts to the arrangements that have pricing commitments over the term of an agreement and/or the loss of key lenders or constricting credit markets as a result of rising interest rates, which may result in adverse changes in our results of operations and financial position;

•	significant adverse changes in, reductions in, or loss of one or more of our larger volume customers or vendors;
•
reliance on third-parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;

•
our ability to remain secure during a cybersecurity attack or other IT outage, including both disruptions in our, our vendors or other third party’s Information Technology (“IT”) systems and data and audio communication networks;

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
•
our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel by recruiting and retaining highly skilled, competent personnel, and vendor certifications;

•	risks relating to use or capabilities of artificial intelligence including social and ethical risks;
•	our ability to manage a diverse product set of solutions, including artificial intelligence (“AI”) products and services, in highly competitive markets with a number of key vendors;
•
our ability to maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace and our dependency on continued innovations in hardware, software, and service offerings, including AI products and services, by our vendors and our ability to partner with them;

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
•
our inability to identify acquisition candidates, perform sufficient due diligence prior to completing an acquisition, successfully integrate a completed acquisition, or identify an opportunity for or successfully complete a business disposition, may affect our earnings;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2024	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$349,909	$253,021
Accounts receivable—trade, net	577,019	644,616
Accounts receivable—other, net	54,987	46,884
Inventories	89,134	139,690
Financing receivables—net, current	109,119	102,600
Deferred costs	59,985	59,449
Other current assets	23,951	27,269
Total current assets	1,264,104	1,273,529

Financing receivables and operating leases—net	85,032	79,435
Deferred tax asset	5,620	5,620
Property, equipment, and other assets—net	94,417	89,289
Goodwill	161,508	161,503
Other intangible assets—net	40,292	44,093
TOTAL ASSETS	$1,650,973	$1,653,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$270,614	$315,676
Accounts payable—floor plan	119,511	105,104
Salaries and commissions payable	40,491	43,696
Deferred revenue	138,619	134,596
Non-recourse notes payable—current	29,898	23,288
Other current liabilities	29,103	34,630
Total current liabilities	628,236	656,990

Non-recourse notes payable - long-term	10,854	12,901
Other liabilities	89,955	81,799
TOTAL LIABILITIES	729,045	751,690

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,940 outstanding at June 30, 2024 and 26,952 outstanding at March 31, 2024	276	274
Additional paid-in capital	184,733	180,058
Treasury stock, at cost, 609 shares at June 30, 2024 and 447 shares at March 31, 2024	(35,746)	(23,811)
Retained earnings	770,317	742,978
Accumulated other comprehensive income—foreign currency translation adjustment	2,348	2,280
Total Stockholders’ Equity	921,928	901,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,650,973	$1,653,469

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2023
Net sales
Product	$466,349	$506,656
Services	78,189	67,519
Total	544,538	574,175
Cost of sales
Product	360,157	388,904
Services	49,900	42,998
Total	410,057	431,902

Gross profit	134,481	142,273

Selling, general, and administrative	93,608	90,298
Depreciation and amortization	4,819	4,792
Interest and financing costs	585	851
Operating expenses	99,012	95,941

Operating income	35,469	46,332

Other income (expense), net	2,073	190

Earnings before tax	37,542	46,522

Provision for income taxes	10,203	12,675

Net earnings	$27,339	$33,847

Net earnings per common share—basic	$1.03	$1.27
Net earnings per common share—diluted	$1.02	$1.27

Weighted average common shares outstanding—basic	26,642	26,552
Weighted average common shares outstanding—diluted	26,801	26,648

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2024	2023

NET EARNINGS	$27,339	$33,847

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	68	947

Other comprehensive income (loss)	68	947

TOTAL COMPREHENSIVE INCOME	$27,407	$34,794

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$27,339	$33,847

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,922	5,755
Provision for credit losses	96	478
Share-based compensation expense	2,855	2,205
Loss (gain) on disposal of property, equipment, and operating lease equipment	54	(160)
Changes in:
Accounts receivable	59,276	(166,803)
Inventories	50,555	300
Financing receivables—net	(5,772)	(42,071)
Deferred costs and other assets	(3,160)	8,303
Accounts payable—trade	(45,430)	124,948
Salaries and commissions payable, deferred revenue, and other liabilities	5,392	12,298
Net cash provided by (used in) operating activities	97,127	(20,900)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	61	196
Purchases of property, equipment, and operating lease equipment	(1,967)	(3,698)
Cash used in acquisitions, net of cash acquired	-	(59,595)
Net cash used in investing activities	(1,906)	(63,097)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	3,737	97,955
Repayments of non-recourse and recourse notes payable	(4,467)	(41,573)
Proceeds from issuance of common stock	1,811	1,398
Repurchase of common stock	(11,569)	(7,465)
Payments to settle liabilities for acquisitions	(2,307)	-
Net borrowings on floor plan facility	14,407	32,290
Net cash provided by financing activities	1,612	82,605

Effect of exchange rate changes on cash	55	(127)

Net increase (decrease) in cash and cash equivalents	96,888	(1,519)

Cash and cash equivalents, beginning of period	253,021	103,093

Cash and cash equivalents, end of period	$349,909	$101,574

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$654	$566
Cash paid for income taxes	$10,130	$3,605
Cash paid for amounts included in the measurement of lease liabilities	$1,269	$1,261

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$9	$15
Purchases of property, equipment, and operating lease equipment	$(641)	$(200)
Borrowing of non-recourse and recourse notes payable	$6,546	$-
Debt derecognized due to sales of financial assets	$(1,253)	$(15,857)
Vesting of share-based compensation	$10,636	$8,483
Repurchase of common stock	$(366)	$(28)
New operating lease assets obtained in exchange for lease obligations	$395	$3,100

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928

	Three Months Ended June 30, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	-
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2024, and 2023, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2024, and 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2025, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2024 (“2024 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 36% and 45% of our technology business segments net sales for the three months ended June 30, 2024, and 2023, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2024, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

CONTRACT BALANCES

Accounts receivable – trade consists entirely of amounts due from contracts with customers. In addition, we had $46.8 million and $44.6 million of receivables from contracts with customers included within financing receivables as of June 30, 2024, and March 31, 2024, respectively. The following table provides the balance of contract liabilities from contracts with customers (in thousands):

	June 30, 2024	March 31, 2024
Current (included in deferred revenue)	$138,032	$134,110
Non-current (included in other liabilities)	$76,896	$68,174

Revenue recognized from the beginning contract liability balance was $40.5 million and $30.9 million for the three months ended June 30, 2024, and 2023, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2025	$68,956
Year ending March 31, 2026	45,452
Year ending March 31, 2027	26,529
Year ending March 31, 2028	10,718
Year ending March 31, 2029 and thereafter	7,166
Total remaining performance obligations	$158,821

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net sales	$3,510	$7,623
Cost of sales	3,059	7,391
Gross profit	$451	$232

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three  months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Interest income on sales-type leases	$2,023	$1,362
Lease income on operating leases	$2,867	$2,808

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Sales-Type Lease	Financing
June 30, 2024	Receivable	Receivables	Receivables
Gross receivables	$119,544	$83,590	$203,134
Unguaranteed residual value (1)	-	9,858	9,858
Unearned income	(7,775)	(13,620)	(21,395)
Allowance for credit losses (2)	(1,088)	(1,409)	(2,497)
Total, net	$110,681	$78,419	$189,100
Reported as:
Current	$65,679	$43,440	$109,119
Long-term	45,002	34,979	79,981
Total, net	$110,681	$78,419	$189,100

(1)	Includes unguaranteed residual values of $3,554 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Sales-Type Lease	Financing
March 31, 2024	Receivable	Receivables	Receivables
Gross receivables	$114,713	$75,658	$190,371
Unguaranteed residual value (1)	-	9,078	9,078
Unearned income	(6,503)	(12,036)	(18,539)
Allowance for credit losses (2)	(1,056)	(1,435)	(2,491)
Total, net	$107,154	$71,265	$178,419
Reported as:
Current	$61,830	$40,770	$102,600
Long-term	45,324	30,495	75,819
Total, net	$107,154	$71,265	$178,419

(1)	Includes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	June 30, 2024	March 31, 2024
Cost of equipment under operating leases	$12,370	$10,744
Accumulated depreciation	(7,319)	(7,128)
Operating leases—net (1)	$5,051	$3,616

(1)	Amounts include estimated unguaranteed residual values of $1,711 thousand and $1,346 thousand as of June 30, 2024, and March 31, 2024, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of June 30, 2024, and March 31, 2024, we had financing receivables of $52.2 million and $45.8 million, respectively, and operating leases of $2.5 million and $2.8 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the financial asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended June 30, 2024, and 2023, we recognized net gains of $1.3 million for both periods, and total proceeds from these sales were $47.9 million and $61.4 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of June 30, 2024, and March 31, 2024, we had deferred revenue of $0.3 million and $0.4 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee in the event that the lessee elects to early terminate the lease. As of June 30, 2024, and March 31, 2024, our total potential liability that could result from these indemnities is immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognize operating lease cost as part of selling, general and administrative expenses. We recognized operating lease cost of $1.3 million and $1.5 million for the three months ended June 30, 2024, and June 30, 2023, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2024 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2024 (1)	$129,108	$22,497	$9,898	$161,503
Acquisitions	-	-	-	-
Foreign currency translations	4	1	-	5
Balance, June 30, 2024 (1)	$129,112	$22,498	$9,898	$161,508

(1)	Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

The only activity in our goodwill balance over the three months ended June 30, 2024 was foreign currency translation adjustments.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of the following on June 30, 2024, and March 31, 2024 (in thousands):

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased intangibles	$120,485	$(80,350)	$40,135	$120,480	$(76,595)	$43,885
Capitalized software development	10,159	(10,002)	157	10,516	(10,308)	208
Total	$130,644	$(90,352)	$40,292	$130,996	$(86,903)	$44,093

Purchased intangibles, consisting mainly of customer relationships, are generally amortized between 5 to 10 years. Capitalized software development is generally amortized over 5 years.

Total amortization expense for purchased intangibles was $3.8 million and $3.5 million for the three months ended June 30, 2024, and June 30, 2023, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the three months ended June 30, 2024, and 2023 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2024	$2,687	$1,056	$1,435	$5,178
Provision for credit losses	90	32	(26)	96
Write-offs and other	(13)	-	-	(13)
Balance as of June 30, 2024	$2,764	$1,088	$1,409	$5,261

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	629	(106)	(45)	478
Write-offs and other	(13)	1	-	(12)
Balance as of June 30, 2023	$3,188	$696	$936	$4,820

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of June 30, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2025	2024	2023	2022	2021	2020 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$25,158	$48,541	$14,290	$1,858	$1,786	$24	$91,657	$(26,831)	$64,826
Average CQR	2,490	14,551	2,895	148	28	-	20,112	(3,302)	16,810
Total	$27,648	$63,092	$17,185	$2,006	$1,814	$24	$111,769	$(30,133)	$81,636

Lease receivables:
High CQR	$15,363	$18,528	$8,750	$1,218	$946	$84	$44,889	$(2,931)	$41,958
Average CQR	6,298	14,816	8,373	1,732	164	2	31,385	(4,292)	27,093
Total	$21,661	$33,344	$17,123	$2,950	$1,110	$86	$76,274	$(7,223)	$69,051

Total amortized cost (1)	$49,309	$96,436	$34,308	$4,956	$2,924	$110	$188,043	$(37,356)	$150,687

(1)	Unguaranteed residual values of $3,554 thousand that we retained after selling the related lease receivable excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$63,934	$15,821	$3,440	$2,656	$30	$-	$85,881	$(25,683)	$60,198
Average CQR	18,715	3,260	302	52	-	-	22,329	(3,476)	18,853
Total	$82,649	$19,081	$3,742	$2,708	$30	$-	$108,210	$(29,159)	$79,051

Lease receivables:
High CQR	$22,123	$9,457	$1,341	$1,151	$100	$7	$34,179	$(1,128)	$33,051
Average CQR	22,861	9,548	2,133	259	2	-	34,803	(5,436)	29,367
Total	$44,984	$19,005	$3,474	$1,410	$102	$7	$68,982	$(6,564)	$62,418

Total amortized cost (1)	$127,633	$38,086	$7,216	$4,118	$132	$7	$177,192	$(35,723)	$141,469

(1)	Unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable excluded from amortized cost.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides an aging analysis of our financing receivables as of June 30, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$174	$823	$1,153	$2,150	$7,302	$9,452	$102,317	$111,769
Lease receivables	281	522	1,852	2,655	5,191	7,846	68,428	76,274
Total	$455	$1,345	$3,005	$4,805	$12,493	$17,298	$170,745	$188,043

The following table provides an aging analysis of our financing receivables as of March 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,251	$334	$2,484	$4,069	$9,337	$13,406	$94,804	$108,210
Lease receivables	1,174	284	2,213	3,671	4,691	8,362	60,620	68,982
Total	$2,425	$618	$4,697	$7,740	$14,028	$21,768	$155,424	$177,192

Our financial assets on nonaccrual status were not significant as of June 30, 2024, and March 31, 2024.

8.	NOTES PAYABLE AND CREDIT FACILITY

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

Under the accounts payable floor plan facility, we had an outstanding balance of $119.5 million and $105.1 million as of June 30, 2024, and March 31, 2024, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

We use the floor plan to facilitate the purchase of inventory from designated suppliers. WFCDF pays our suppliers and provides us extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45 to 60 days from the invoice date. We do not incur any interest or other incremental expenses for the floor plan facility. We are not involved in establishing the terms or conditions of the arrangements between our suppliers and WFCDF.

Under the revolving credit facility, we had no balance outstanding as of June 30, 2024, and March 31, 2024. On our balance sheet, our liability under the revolving credit facility is presented as part of recourse notes payable – current.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of June 30, 2024, and March 31, 2024, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of June 30, 2024, and March 31, 2024, we had $40.8 million and $36.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 6.52% and 6.49%, as of June 30, 2024, and March 31, 2024, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of June 30, 2024, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2024, and 2023, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2024	2023
Net earnings attributable to common shareholders - basic and diluted	$27,339	$33,847

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,642	26,552
Effect of dilutive shares	159	96
Weighted average shares common outstanding — diluted	26,801	26,648

Earnings per common share - basic	$1.03	$1.27

Earnings per common share - diluted	$1.02	$1.27

11.	STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024. On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. Under both authorized programs, purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2024, we purchased 109,869 shares of our outstanding common stock at a value of $8.1 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2023, we purchased 93,541 shares of our outstanding common stock at a value of $4.4 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of June 30, 2024, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”) and (2) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the three months ended June 30, 2024, we granted 437 restricted shares under the 2017 Director LTIP and 121,097 restricted shares under the 2021 Employee LTIP. For the three months ended June 30, 2023, we granted 862 restricted shares under the 2017 Director LTIP and 152,865 restricted shares under the 2021 Employee LTIP. The following table provides a summary of the nonvested restricted shares for the three months ended June 30, 2024:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	308,411	$55.02
Granted	121,534	$72.69
Vested	(145,201)	$53.48
Forfeited	(630)	$55.94
Nonvested June 30, 2024	284,114	$63.37

PERFORMANCE STOCK UNITS

Beginning with the fiscal year ended March 31, 2024, we granted Performance Stock Units (“PSUs”) to our executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets.

The following table provides a summary of the nonvested PSUs for the three months ended June 30, 2024:

	Number of Units	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	15,120	$61.17
Granted	19,415	$78.54
Nonvested June 30, 2024	34,535	$70.94

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at six-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the three months ended June 30, 2024, and June 30, 2023, we issued 28,915 shares at a price of $62.63 per share and 36,697 shares at a price of $38.10 per share, respectively, under the ESPP. As of June 30, 2024, there were 2.40 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Equity-based compensation expense	$2,855	$2,205
Income tax benefit	(777)	(600)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of June 30, 2024, the total unrecognized compensation expense related to non-vested restricted stock was $17.1 million, which is expected to be recognized over a weighted-average period of 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended June 30, 2024, and 2023, were both $1.4 million.

13.	INCOME TAXES

Our provision for income tax expense was $10.2 million for the three months ended June 30, 2024, as compared to $12.7 million for the same three-month period in the prior year. Our effective income tax rate for the three months ended June 30, 2024, and 2023, were both 27.2%. The effective tax rate for the three months ended June 30, 2024, and June 30, 2023, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2024, and March 31, 2024 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Money market funds	$283,187	$283,187	$-	$-

March 31, 2024
Assets:
Money market funds	$179,709	$179,709	$-	$-

15.	BUSINESS COMBINATIONS

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

Our sum for consideration transferred was $48.6 million consisting of $59.6 million paid in cash at closing minus $11.0 million that was paid back to us during the quarter ended September 30, 2023 by the sellers based on adjustments to a determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$20,419
Other assets	1,940
Identified intangible asset	29,960
Accounts payable and other liabilities	(24,758)
Contract liabilities	(1,086)
Total identifiable net assets	26,475
Goodwill	22,128
Total purchase consideration	$48,603

The identified intangible asset of $30.0 million consists of customer relationships with an estimated useful life of seven years. The fair value of acquired accounts receivable equals the gross contractual amounts receivable. We expect to collect all acquired accounts receivable.

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

The following table provides reportable segment information (in thousands):

	Three Months Ended June 30,
	2024	2023
Net Sales
Product	$457,312	$498,166
Professional services	37,279	35,556
Managed services	40,910	31,963
Financing	9,037	8,490
Total	544,538	574,175

Gross Profit
Product	98,505	111,391
Professional services	15,455	14,724
Managed services	12,834	9,797
Financing	7,687	6,361
Total	134,481	142,273

Operating expenses
Technology business	94,903	92,414
Financing	4,109	3,527
Total	99,012	95,941

Operating income
Technology business	31,891	43,498
Financing	3,578	2,834
Total	35,469	46,332

Other income (expense), net	2,073	190

Earnings before tax	$37,542	$46,522

Depreciation and amortization
Technology business	$4,819	$4,764
Financing	-	28
Total	$4,819	$4,792

Interest and financing costs
Technology business	$-	$550
Financing	585	301
Total	$585	$851

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment
Technology business	$580	$2,785
Financing	1,387	913
Total	$1,967	$3,698

The following tables provide a disaggregation of net sales by source and further disaggregates our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three Months Ended June 30, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$453,802	$37,279	$40,910	$1,105	$533,096
Financing and other	3,510	-	-	7,932	11,442
Total	$457,312	$37,279	$40,910	$9,037	$544,538

Timing and position as principal or agent:
Transferred at a point in time as principal	$418,374	$-	$-	$1,105	$419,479
Transferred at a point in time as agent	35,428	-	-	-	35,428
Transferred over time as principal	-	37,279	40,910	-	78,189
Total revenue from contracts with customers	$453,802	$37,279	$40,910	$1,105	$533,096

	Three Months Ended June 30, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$490,543	$35,556	$31,963	$1,290	$559,352
Financing and other	7,623	-	-	7,200	14,823
Total	$498,166	$35,556	$31,963	$8,490	$574,175

Timing and position as principal or agent:
Transferred at a point in time as principal	$452,382	$-	$-	$1,290	$453,672
Transferred at a point in time as agent	38,161	-	-	-	38,161
Transferred over time as principal	-	35,556	31,963	-	67,519
Total revenue from contracts with customers	$490,543	$35,556	$31,963	$1,290	$559,352

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended June 30,
	2024	2023
Customer end market:
Telecom, media & entertainment	$117,553	$141,335
Technology	109,106	73,403
SLED	92,096	109,405
Healthcare	75,280	86,656
Financial services	49,725	65,690
All others	91,741	89,196
Net sales	535,501	565,685
Less: revenue from financing and other	(3,510)	(7,623)
Total revenue from contracts with customers	$531,991	$558,062

Type:
Product
Networking	$234,740	$245,188
Cloud	137,231	172,044
Security	48,005	45,796
Collaboration	20,899	12,956
Other	16,437	22,182
Total product	457,312	498,166

Professional services	37,279	35,556
Managed services	40,910	31,963
Net sales	535,501	565,685
Less: revenue from financing and other	(3,510)	(7,623)
Total revenue from contracts with customers	$531,991	$558,062

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

The below is intended to further the reader’s understanding of our consolidated financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2024 (“2024 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report, as well as in our other filings with the SEC.

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

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premises and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of cloud, security, networking, and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge compute and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Deepwatch, Dell EMC, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Pure Storage, Rubrik, Splunk, Varonis, and VMware by Broadcom, among many others. We are an authorized reseller of over 1,800 vendors, which enable us to provide our customers with new and evolving IT solutions. We possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, Singapore, and Israel. Our technology business segments accounted for 98% of our net sales and 90% of our operating income, while our financing business segment accounted for 2% of our net sales and 10% of our operating income, for the three months ended June 30, 2024.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and geopolitical concerns may impact our customers’ willingness to spend on technology and services.

•
From time to time, we experience price increases from our suppliers. While we generally have been able to pass price increases to our customers, rapid inflation could have a material impact on our sales, gross profit, or operating costs in the future. Our financing quotes are generally indexed to market rates to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available and more stringent assessment for our financing arrangements from our lender partners.

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

The following tables provide our key business metrics for our consolidated entity, our technology business- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Three Months Ended June 30,
Consolidated	2024	2023
Financial metrics
Net sales	$544,538	$574,175

Gross profit	$134,481	$142,273
Gross margin	24.7%	24.8%
Operating income margin	6.5%	8.1%

Net earnings	$27,339	$33,847
Net earnings margin	5.0%	5.9%
Net earnings per common share - diluted	$1.02	$1.27

Non-GAAP financial metrics
Non-GAAP: Net earnings (1)	$30,297	$37,687
Non-GAAP: Net earnings per common share - diluted (1)	$1.13	$1.41

Adjusted EBITDA (2)	$43,143	$53,879
Adjusted EBITDA margin (2)	7.9%	9.4%

Technology business segments
Financial metrics
Net sales
Product	457,312	498,166
Professional services	37,279	35,556
Managed services	40,910	31,963
Total	535,501	565,685

Gross profit
Product	98,505	111,391
Professional services	15,455	14,724
Managed services	12,834	9,797
Total	126,794	135,912

Gross margin
Product	21.5%	22.4%
Professional services	41.5%	41.4%
Managed services	31.4%	30.7%
Total	23.7%	24.0%

Operating income	$31,891	$43,498

Non-GAAP financial metric
Adjusted EBITDA (2)	$39,501	$50,949

Operational metrics
Gross billings (3)
Networking	$281,528	$276,645
Cloud	241,274	258,924
Security	151,883	147,343
Collaboration	32,976	22,161
Other	44,592	69,761
Product gross billings	752,253	774,834
Service gross billings	81,455	67,136
Total gross billings	$833,708	$841,970

Financing business segment
Financial metrics
Net sales	$9,037	$8,490

Gross profit	$7,687	$6,361

Operating income	$3,578	$2,834

Non-GAAP financial metric
Adjusted EBITDA (2)	$3,642	$2,930

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

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2024	2023
GAAP: Earnings before tax	$37,542	$46,522
Share-based compensation	2,855	2,205
Acquisition related amortization expense	3,750	3,469
Other (income) expense	(2,073)	(190)
Non-GAAP: Earnings before provision for income taxes	42,074	52,006

GAAP: Provision for income taxes	10,203	12,675
Share-based compensation	799	607
Acquisition related amortization expense	1,047	952
Other (income) expense	(580)	(52)
Tax benefit (expense) on restricted stock	308	137
Non-GAAP: Provision for income taxes	11,777	14,319

Non-GAAP: Net earnings	$30,297	$37,687

	Three Months Ended June 30,
	2024	2023
GAAP: Net earnings per common share—diluted	$1.02	$1.27

Share-based compensation	0.08	0.06
Acquisition related amortization expense	0.10	0.09
Other (income) expense	(0.06)	-
Tax benefit (expense) on restricted stock	(0.01)	(0.01)
Total non-GAAP adjustments—net of tax	0.11	0.14

Non-GAAP: Net earnings per common share—diluted	$1.13	$1.41

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended June 30,
Consolidated	2024	2023
Net earnings	$27,339	$33,847
Provision for income taxes	10,203	12,675
Share-based compensation	2,855	2,205
Interest and financing costs	-	550
Depreciation and amortization	4,819	4,792
Other (income) expense	(2,073)	(190)
Adjusted EBITDA	$43,143	$53,879

Technology business segments
Operating income	$31,891	$43,498
Depreciation and amortization	4,819	4,764
Share-based compensation	2,791	2,137
Interest and financing costs	-	550
Adjusted EBITDA	$39,501	$50,949

Financing business segment
Operating income	$3,578	$2,834
Depreciation and amortization	-	28
Share-based compensation	64	68
Adjusted EBITDA	$3,642	$2,930

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended June 30, 2024, decreased 5.2% to $544.5 million, or a decrease of $29.7 million compared to $574.2 million in the same three-month period in the prior year. The decrease in net sales was driven by lower product revenues offset by higher managed services and professional services revenue from our technology business segments, and higher revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the three months ended June 30, 2024, decreased 5.5%, to $134.5 million, compared to $142.3 million in the same three-month period in the prior year due to decreased net sales volume. Overall, gross margins were down by 10 basis points to 24.7% due to lower product margin, offset by higher managed service margin and professional service margin.

Operating expenses: Operating expenses for the three months ended June 30, 2024, increased $3.1 million, or 3.2%, to $99.0 million, as compared to $95.9 million for the same three-month period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits offset by a decrease in provision for credit losses, and interest and financing costs. As of June 30, 2024, we had 1,907 employees, an increase of 2.9% from 1,853 as of June 30, 2023. For additional information, see the “Segment Results of Operations” below.

Operating income: As a result of the foregoing, operating income for the three months ended June 30, 2024, decreased $10.8 million, or 23.3%, to $35.5 million, as compared to $46.3 million for the same three-month period in the prior year, and operating income margin decreased by 160 basis points to 6.5%.

Adjusted EBITDA for the three months ended June 30, 2024, was $43.1 million, a decrease of $10.8 million, or 20.0%, compared to $53.9 million for the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended June 30, 2024, decreased 150 basis points to 7.9%, as compared to the three months ended June 30, 2023, of 9.4%. The decrease in Adjusted EBITDA margin was due to a decrease in gross profit and an increase in operating expenses.

Net earnings per common share—diluted for the three months ended June 30, 2024, decreased $0.25, or 19.7%, to $1.02 per share, as compared to $1.27 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share—diluted for the three months ended June 30, 2024, decreased $0.28, or 19.9%, to $1.13 per share, as compared to $1.41 per share for the three months ended June 30, 2023.

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

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2024, compared to the three months ended June 30, 2023

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	Percent Change
Financial metrics
Net sales
Product	$457,312	$498,166	$(40,854)	(8.2%)
Professional services	37,279	35,556	1,723	4.8%
Managed services	40,910	31,963	8,947	28.0%
Total	535,501	565,685	(30,184)	(5.3%)

Gross Profit
Product	98,505	111,391	(12,886)	(11.6%)
Professional services	15,455	14,724	731	5.0%
Managed services	12,834	9,797	3,037	31.0%
Total	126,794	135,912	(9,118)	(6.7%)

Selling, general, and administrative	90,084	87,100	2,984	3.4%
Depreciation and amortization	4,819	4,764	55	1.2%
Interest and financing costs	-	550	(550)	(100.0%)
Operating expenses	94,903	92,414	2,489	2.7%

Operating income	$31,891	$43,498	$(11,607)	(26.7%)

Key metrics & other information
Gross billings	$833,708	$841,970	$(8,262)	(1.0%)
Adjusted EBITDA	$39,501	$50,949	$(11,448)	(22.5%)
Product margin	21.5%	22.4%
Professional services margin	41.5%	41.4%
Managed services margin	31.4%	30.7%

Net sales by customer end market:
Telecom, media & entertainment	$117,553	$141,335	$(23,782)	(16.8%)
Technology	109,106	73,403	35,703	48.6%
SLED	92,096	109,405	(17,309)	(15.8%)
Healthcare	75,280	86,656	(11,376)	(13.1%)
Financial services	49,725	65,690	(15,965)	(24.3%)
All others	91,741	89,196	2,545	2.9%
Total	$535,501	$565,685	$(30,184)	(5.3%)

Net sales by type:
Networking	$234,740	$245,188	$(10,448)	(4.3%)
Cloud	137,231	172,044	(34,813)	(20.2%)
Security	48,005	45,796	2,209	4.8%
Collaboration	20,899	12,956	7,943	61.3%
Other	16,437	22,182	(5,745)	(25.9%)
Total products	457,312	498,166	(40,854)	(8.2%)

Professional services	37,279	35,556	1,723	4.8%
Managed services	40,910	31,963	8,947	28.0%
Total	$535,501	$565,685	$(30,184)	(5.3%)

Net sales: Net sales of the combined technology business segments for the three months ended June 30, 2024, decreased compared to the three months ended June 30, 2023, driven by decreased demand from customers in telecom, media and entertainment, financial services, SLED, and healthcare industries, offset by increased demand from customers in the technology industry.

Product segment sales for the three months ended June 30, 2024, decreased compared to the same three-month period in the prior year, due to lower sales of networking equipment and cloud products, offset by an increase in sales of collaboration and security products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives.

Professional services segment sales for the three months ended June 30, 2024, increased compared to the same three-month period in the prior year, primarily due to increases in consulting revenues and staff augmentation.

Managed services segment sales for the three months ended June 30, 2024, increased compared to the same three-month period in the prior year, due to ongoing expansion of these service offerings primarily related to ongoing growth in enhanced maintenance support, and service desk revenues.

Gross profit: Gross profit of the combined technology business segments for the three months ended June 30, 2024, decreased compared to the three months ended June 30, 2023, due to a decrease in product sales, offset by an increase in professional service, and managed service sales. Gross profit margin decreased by 30 basis points to 23.7% due to lower product margin, offset by higher managed service margin and professional service margin.

Product segment margin for the three months ended June 30, 2024, decreased by 90 basis points from the same three-month period in the prior year due to a shift in product mix resulting in lower up-front margins. Vendor incentives earned as a percentage of sales for the three months ended June 30, 2024, increased by 20 basis points, which has a positive effect on gross margin, as compared to the same three-month period in the prior year.

Professional services segment margin for the three months ended June 30, 2024, increased by 10 basis points from the same three-month period in the prior year primarily due to higher sales and improved margin on product and consulting services.

Managed services segment margin for the three months ended June 30, 2024, increased by 70 basis points from the same three-month period in the prior year, primarily due to scaled growth in these services.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2024, for the technology business, increased compared to the three months ended June 30, 2023, mainly due to increases in salaries and benefits offset by a decrease in provision for credit losses.

Salaries and benefits, including variable compensation and share-based compensation for the three months ended June 30, 2024, increased $3.5 million, or 4.7% to $77.6 million, as compared to $74.1 million for the same three-month period in the prior year, due to an increase of $3.7 million in salaries and benefits, mainly driven by increased headcount and salary increases, and an increase of $0.6 million in share-based compensation, driven by increases in employee awards as well as increases from the employee stock purchase plan. Our technology business had an aggregate of 1,872 employees as of June 30, 2024, an increase of 54 from 1,818 as of June 30, 2023. In total, we added 60 additional customer-facing employees in the technology business for the three months ended June 30, 2024, compared to the same three-month period in the prior year, of which 29 were professional services and technical support personnel due to demand for our services. Offsetting these increases was a decrease in variable compensation of $0.8 million, which was a result of the corresponding decrease in gross profit.

General and administrative expenses for our technology business for the three months ended June 30, 2024, decreased $0.1 million, or 0.8%, to $12.4 million, as compared to $12.5 million for the same three-month period in the prior year, due to lower professional fees of $0.8 million, offset by higher software, subscription, and maintenance fees of $0.5 million, and higher travel and entertainment costs of $0.2 million due to the return of in-person business meetings and events.

Provision for credit losses for our technology business for the three months ended June 30, 2024, was $0.1 million, as compared to $0.5 million for the same three-month period in the prior year. Our lower provision for credit losses for the three months ended June 30, 2024, was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for our technology business for the three months ended June 30, 2024, increased compared to the three months ended June 30, 2023, primarily due to more amortization from intangible assets acquired in the NSG acquisition.

Interest and financing costs: Interest and financing costs for our technology business for the three months ended June 30, 2024, decreased compared to the three months ended June 30, 2023, due to lower average borrowings outstanding under our WFCDF Credit Facility.

FINANCING BUSINESS SEGEMENT

The results of operations for our financing business segment were as follows (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	Percent Change
Financial Metrics
Portfolio earnings	$4,161	$3,073	$1,088	35.4%
Transactional gains	1,293	1,279	14	1.1%
Post-contract earnings	3,315	3,634	(319)	(8.8%)
Other	268	504	(236)	(46.8%)
Net sales	$9,037	$8,490	$547	6.4%

Gross profit	7,687	6,361	1,326	20.8%

Selling, general, and administrative	3,524	3,198	326	10.2%
Depreciation and amortization	-	28	(28)	(100.0%)
Interest and financing costs	585	301	284	94.4%
Operating expenses	4,109	3,527	582	16.5%

Operating income	$3,578	$2,834	$744	26.3%

Key metrics & other information
Adjusted EBITDA	$3,642	$2,930	$712	24.3%

Net sales: Net sales for the three months ended June 30, 2024, increased due to higher portfolio earnings offset by lower post-contract earnings. Portfolio earnings increased due to higher average investments outstanding as well as a higher average earnings rate. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents.

Gross Profit: Gross profit for the three months ended June 30, 2024, increased compared to the three months ended June 30, 2023, due an increase in revenue, primarily portfolio earnings.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2024, increased compared to the three months ended June 30, 2023, due to an increase in variable compensation attributable to the increase in gross profit.

Our financing business segment employed 35 people as of both June 30, 2024, and June 30, 2023. Certain support functions for the financing business segment are shared resources with the technology business and expenses are allocated accordingly.

Interest and financing costs: Interest and financing costs for the three months ended June 30, 2024, increased compared to the three months ended June 30, 2023, due to higher average borrowings outstanding and higher interest rates. Our weighted average interest rate for non-recourse notes payable was 6.52% and 5.22% as of June 30, 2024, and June 30, 2023, respectively.

CONSOLIDATED

Other income (expense), net: Other income (expense), net, for the three months ended June 30, 2024, was income of $2.1 million, compared to income of $0.2 million for the three months ended June 30, 2023. Higher operating income was driven by increased interest income offset slightly by increased foreign exchange losses. We had $2.6 million in interest income for the three months ended June 30, 2024, compared to $0.4 for the three months ended June 30, 2023. We had foreign exchange losses of $0.5 million for the three months ended June 30, 2024, compared to losses of $0.2 million for the same three-month period in the prior year.

Provision for income taxes: Our provision for income tax expense for the three months ended June 30, 2024, was $10.2 million, as compared to $12.7 million for the same three-month period in the prior year. Our effective income tax rate for the three months ended June 30, 2024, and 2023, were both 27.2%.

The OECD’s Pillar Two Initiative established a 15% global minimum tax for specific multinational groups surpassing annual revenue thresholds. Several countries where ePlus operates have enacted this tax effective January 1, 2024. As of June 30, 2024, ePlus inc. remains unaffected by the minimum tax due to qualifying for transitional safe harbor exemptions in many jurisdictions. We will continue to monitor any future impact as additional countries enact legislation to adopt this tax.

Net earnings: Net earnings for the three months ended June 30, 2024, were $27.3 million, a decrease of 19.2% or $6.5 million, as compared to $33.8 million for the same three-month period in the prior year. The net earnings decrease was due to the decrease in operating profits from our technology business, offset by an increase in other income, driven by increased interest income, and a decrease in provision for income taxes.

Basic earnings per common share and diluted earnings per common share for the three months ended June 30, 2024, were $1.03 and $1.02, respectively, a decrease of 18.9% and 19.7%, as compared to $1.27 for both our basic earnings per common share and diluted earnings per common share for the three months ended June 30, 2023.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.8 million, respectively, for the three months ended June 30, 2024. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were both 26.6 million for the three months ended June 30, 2023.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the three months ended June 30, 2024, and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$97,127	$(20,900)
Net cash used in investing activities	(1,906)	(63,097)
Net cash provided by financing activities	1,612	82,605
Effect of exchange rate changes on cash	55	(127)
Net increase (decrease) in cash and cash equivalents	$96,888	$(1,519)

Cash flows from operating activities: We provided $97.1 million from operating activities during the three months ended June 30, 2024, compared to using $20.9 million for the three months ended June 30, 2023. See below for a breakdown of operating cash flows by segment (in thousands):

	Three Months Ended June 30,
	2024	2023
Technology business segments	$102,987	$(48,259)
Financing business segment	(5,860)	27,359
Net cash used in operating activities	$97,127	$(20,900)

Technology business: For the three months ended June 30, 2024, our combined technology business segments provided $103.0 million primarily from operating activities due to net earnings adjusted for decreases in our accounts receivable and inventories of $67.8 million and $50.6 million, respectively, offset by decreases in our accounts payable - trade of $40.9 million.

For the three months ended June 30, 2023, our combined technology business segments used $48.3 million from operating activities primarily due to increases in our accounts receivable of $159.3 million, offset by an increase in accounts payable - trade of $60.2 million and net earnings.

To manage our working capital, we monitor our cash conversion cycle for our technology business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of June 30,
	2024	2023
(DSO) Days sales outstanding (1)	68	62
(DIO) Days inventory outstanding (2)	14	32
(DPO) Days payable outstanding (3)	(45)	(46)
Cash conversion cycle	37	48

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

Our cash conversion cycle decreased to 37 days as of June 30, 2024, as compared to 48 days as of June 30, 2023. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased 6 days to 68 days as of June 30, 2024, compared to 62 days as of June 30, 2023, reflecting higher sales to customers with terms greater than or equal to net 60 days. Our DIO decreased to 14 days as of June 30, 2024, compared to 32 days as of June 30, 2023. Our DPO decreased 1 day as of June 30, 2024. Invoices processed through our WFCDF Credit Facility, or the A/P-floor plan balance, are typically paid within 45 to 60 days from the invoice date, while A/P trade invoices are typically paid around 30 days from the invoice date.

Financing business segment: For the three months ended June 30, 2024, our financing business segment used $5.9 million from operating activities, primarily due to increases in accounts receivable and financing receivables-net and decreases in accounts payable-trade.

For the three months ended June 30, 2023, our financing segment provided $27.4 million from operating activities, primarily due to an increase in accounts payable-trade offset by increases in financing receivables-net.

Cash flows related to investing activities: For the three months ended June 30, 2024, we used $1.9 million from investing activities, primarily due to $2.0 million in purchases of property, equipment, and operating lease equipment offset by $0.1 million of proceeds from the sale of property, equipment, and operating lease equipment.

For the three months ended June 30, 2023, we used $63.1 million from investing activities, consisting of $59.6 million for the acquisition of NSG, and $3.7 million for purchases of property, equipment and operating lease equipment offset by $0.2 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the three months ended June 30, 2024, we provided $1.6 million from financing activities, due to $0.7 million in net borrowings of non-recourse and recourse notes payable, $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan, and $14.4 million in net borrowings on the floor plan component of our credit facility, partially offset by $11.6 million in cash used to repurchase outstanding shares of our common stock, and $2.3 million paid to the sellers of Peak Resources, Inc. based on adjustments to total net assets delivered in our acquisition.

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

Most customer payments to us are remitted to our lockbox accounts. Once payments are cleared, the monies in the lockbox accounts are automatically and daily transferred to our operating account. We pay down the floor plan facility on three specified dates each month, generally 45 to 60 days from the invoice date. Our borrowings and repayments under the floor plan component are included in “net borrowings (repayments) on floor plan facility” within cash flows from the financing activities in our consolidated statements of cash flows.

As of June 30, 2024, and March 31, 2024, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $119.5 million and $105.1 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

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

As of June 30, 2024, and March 31, 2024, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both June 30, 2024, and March 31, 2024.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of June 30, 2024, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or engineering forces. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivable due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not believe our WFCDF Credit Facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing business segment continue to be discerning in their approval processes, we currently have funding resources available for our transactions.

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

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, any reduction of expected residual values related to the equipment under our leases, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. Quarterly operating results could also fluctuate as a result of our sale of equipment in our lease portfolio to a lessee or third-party at the expiration of a lease term or prior to such expiration, and the transfer of financial assets. Sales of equipment and transfers of financial assets may have the effect of increasing revenues and net income during the quarter in which the sale occurs and reducing revenues and net income otherwise expected in subsequent quarters. See Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

CRITICAL ACCOUNTING ESTIMATES

As disclosed in Note 2, “Recent Accounting Pronouncements,” we adopted a new standard on accounting for contract assets and contract liabilities from contracts with customers in a business combination in the second quarter of our fiscal year 2023. Under this new standard, we apply Accounting Standards Codification Topic 606, Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers. Other than this change, our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of June 30, 2024, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2024 through April 30, 2024	-	$-	-	956,028
May 1, 2024 through May 31, 2024	15,000	$74.44	15,000	1,235,000
June 1, 2024 through June 30, 2024	147,319	$73.43	94,869	1,140,131
Total	162,319		109,869

(1)
All shares were acquired in open-market purchases, except for 52,450 shares, which were repurchased in June 2024 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.

(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. As of May 27, 2024, the authorization under the then-existing share repurchase plan expired. On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024.

The timing and expiration date of the current stock repurchase authorizations are included in Note 11, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

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

ePlus inc.

Date: August 6, 2024	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2024	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)