Form 10-Q
period 2024-09-30
EPLUS INC
filed 2024-11-12
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes ☐  No ☒
The number of shares of common stock outstanding as of November 11, 2024, was 26,802,972.

ePlus inc. AND SUBSIDIARIES

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

•
exposure to fluctuation in foreign currency rates, interest rates, and inflation, including as a result of national and international political instability fostering uncertainty and volatility in the global economy, which may cause increases in our costs and wages and our ability to increase prices to our customers, negative impacts to the arrangements that have pricing commitments over the term of an agreement and/or the loss of key lenders or constricting credit markets as a result of changing interest rates, which may result in adverse changes in our results of operations and financial position;

•	significant adverse changes in, reductions in, or loss of one or more of our larger volume customers or vendors;
•
reliance on third-parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;

•
our ability to remain secure during a cybersecurity attack or other information technology (“IT”) outage, including disruptions in our, our vendors or other third party’s IT systems and data and audio communication networks;

•
our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and regulatory laws and regulations and appropriately providing required notice and disclosure of cybersecurity incidents when and if necessary;

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

•	risks relating to use or capabilities of artificial intelligence (“AI”) including social and ethical risks;
•	our ability to manage a diverse product set of solutions, including AI products and services, in highly competitive markets with a number of key vendors;
•
our ability to maintain our proprietary software and update our technology infrastructure to remain competitive in the marketplace and our dependence on continued innovations in hardware, software, and service offerings, including AI products and services, by our vendors and our ability to partner with them;

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

•
our service agreements may require external audits and deficiencies in any such reports could negatively affect our client engagements, and our professional and liability insurance policies coverage may be insufficient to cover a claim;

•	a natural disaster or other adverse event at one of our primary configuration centers, data centers, or a third-party provider location could negatively impact our business;
•	failure to comply with public sector contracts, or applicable laws or regulations;
•
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or our floor plan facility, obtain debt for our financing transactions, or the effect of those changes on our common stock price;

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

e Plus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2024	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$187,528	$253,021
Accounts receivable—trade, net	587,998	644,616
Accounts receivable—other, net	76,102	46,884
Inventories	93,857	139,690
Financing receivables—net, current	136,357	102,600
Deferred costs	61,874	59,449
Other current assets	58,663	27,269
Total current assets	1,202,379	1,273,529

Financing receivables and operating leases—net	90,561	79,435
Deferred tax asset	5,633	5,620
Property, equipment, and other assets—net	104,081	89,289
Goodwill	203,233	161,503
Other intangible assets—net	94,167	44,093
TOTAL ASSETS	$1,700,054	$1,653,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$281,927	$315,676
Accounts payable—floor plan	115,660	105,104
Salaries and commissions payable	45,163	43,696
Deferred revenue	143,334	134,596
Non-recourse notes payable—current	28,970	23,288
Other current liabilities	34,868	34,630
Total current liabilities	649,922	656,990

Non-recourse notes payable—long-term	9,723	12,901
Other liabilities	93,412	81,799
TOTAL LIABILITIES	753,057	751,690

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,798 outstanding at September 30, 2024, and 26,952 outstanding at March 31, 2024	276	274
Additional paid-in capital	187,330	180,058
Treasury stock, at cost, 750 shares at September 30, 2024, and 447 shares at March 31, 2024	(47,461)	(23,811)
Retained earnings	801,627	742,978
Accumulated other comprehensive income—foreign currency translation adjustment	5,225	2,280
Total Stockholders’ Equity	946,997	901,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,700,054	$1,653,469

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net sales
Product	$411,505	$516,609	$877,854	$1,023,265
Services	103,667	71,002	181,856	138,521
Total	515,172	587,611	1,059,710	1,161,786
Cost of sales
Product	301,436	398,234	661,593	787,138
Services	65,745	45,012	115,645	88,010
Total	367,181	443,246	777,238	875,148

Gross profit	147,991	144,365	282,472	286,638

Selling, general, and administrative	98,971	92,652	192,579	182,950
Depreciation and amortization	5,765	5,630	10,584	10,422
Interest and financing costs	537	1,220	1,122	2,071
Operating expenses	105,273	99,502	204,285	195,443

Operating income	42,718	44,863	78,187	91,195

Other income	579	117	2,652	307

Earnings before tax	43,297	44,980	80,839	91,502

Provision for income taxes	11,987	12,316	22,190	24,991

Net earnings	$31,310	$32,664	$58,649	$66,511

Net earnings per common share—basic	$1.18	$1.23	$2.20	$2.50
Net earnings per common share—diluted	$1.17	$1.22	$2.19	$2.49

Weighted average common shares outstanding—basic	26,567	26,624	26,604	26,588
Weighted average common shares outstanding—diluted	26,676	26,679	26,750	26,659

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

NET EARNINGS	$31,310	$32,664	$58,649	$66,511

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	2,877	(1,749)	2,945	(802)

Other comprehensive income (loss)	2,877	(1,749)	2,945	(802)

TOTAL COMPREHENSIVE INCOME	$34,187	$30,915	$61,594	$65,709

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net earnings	$58,649	$66,511

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,580	12,285
Provision for credit losses	1,051	1,079
Share-based compensation expense	5,452	4,619
Loss (gain) on disposal of property, equipment, and operating lease equipment	92	(293)
Changes in:
Accounts receivable	78,286	(145,632)
Inventories	56,198	21,739
Financing receivables—net	(42,089)	(29,018)
Deferred costs and other assets	(38,879)	(5,436)
Accounts payable—trade	(58,333)	69,537
Salaries and commissions payable, deferred revenue, and other liabilities	2,492	14,945
Net cash provided by operating activities	75,499	10,336

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	158	377
Purchases of property, equipment, and operating lease equipment	(3,258)	(5,608)
Cash used in acquisitions, net of cash acquired	(124,646)	(48,603)
Net cash used in investing activities	(127,746)	(53,834)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	13,598	191,639
Repayments of non-recourse and recourse notes payable	(14,378)	(180,103)
Proceeds from issuance of common stock	1,811	1,398
Repurchase of common stock	(23,551)	(8,352)
Payments to settle liabilities for acquisitions	(2,307)	-
Net borrowings on floor plan facility	10,556	18,032
Net cash provided by (used in) financing activities	(14,271)	22,614

Effect of exchange rate changes on cash	1,025	289

Net decrease in cash and cash equivalents	(65,493)	(20,595)

Cash and cash equivalents, beginning of period	253,021	103,093

Cash and cash equivalents, end of period	$187,528	$82,498

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,210	$1,875
Cash paid for income taxes	$35,071	$22,657
Cash paid for amounts included in the measurement of lease liabilities	$2,676	$2,543

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$13	$25
Purchases of property, equipment, and operating lease equipment	$(545)	$(282)
Consideration for acquisitions	$(272)	$-
Borrowing of non-recourse and recourse notes payable	$14,586	$21,387
Debt derecognized due to sales of financial assets	$(11,303)	$(19,703)
Vesting of share-based compensation	$11,576	$9,328
Repurchase of common stock	$(99)	$(65)
New operating lease assets obtained in exchange for lease obligations	$6,329	$3,122

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928
Issuance of restricted stock awards	(1)	-	-	-	-	-	-
Share-based compensation	-	-	2,597	-	-	-	2,597
Repurchase of common stock	(141)	-	-	(11,715)	-	-	(11,715)
Net earnings	-	-	-	-	31,310	-	31,310
Foreign currency translation adjustment	-	-	-	-	-	2,877	2,877

Balance, September 30, 2024	26,798	$276	$187,330	$(47,461)	$801,627	$5,225	$946,997

	Six Months Ended September 30, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	-
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291
Issuance of restricted stock awards	10	-	-	-	-	-	-
Share-based compensation	-	-	2,414	-	-	-	2,414
Repurchase of common stock	(15)	-	-	(924)	-	-	(924)
Net earnings	-	-	-	-	32,664	-	32,664
Foreign currency translation adjustment	-	-	-	-	-	(1,749)	(1,749)

Balance, September 30, 2023	26,942	$274	$173,318	$(22,375)	$693,713	$766	$845,696

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three and six months ended September 30, 2024, and 2023, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and six months ended September 30, 2024, and 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2025, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2024 (“2024 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 37% and 53% of our technology business net sales for the three months ended September 30, 2024, and 2023, respectively, and 37% and 49% of our technology business net sales for the six months ended September 30, 2024, and 2023, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2024, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for annual periods beginning in our fiscal year ending March 31, 2025, and interim periods beginning in the first quarter of our fiscal year ending March 31, 2026. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Our balance in accounts receivable—trade, net includes our accounts receivable recognized from contracts with customers and contract assets. Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time.

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	September 30, 2024	March 31, 2024
Accounts receivable	$574,762	$635,370
Contract assets	15,652	11,795
Allowance for credit losses	(2,416)	(2,549)
Total accounts receivable—trade, net	$587,998	$644,616

In addition, we had $39.2 million and $44.6 million of receivables from contracts with customers included within financing receivables as of September 30, 2024, and March 31, 2024, respectively.

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we received consideration, or the amount is due from the customer. The following table provides our total balance of contract liabilities (in thousands):

	September 30, 2024	March 31, 2024
Current (included in deferred revenue)	$142,917	$134,110
Non-current (included in other liabilities)	$77,193	$68,174

Revenue recognized from the beginning contract liability balance was $32.0 million and $72.5 million for the three and six months ended September 30, 2024, respectively, and $23.4 million and $54.3 million for the three and six months ended September 30, 2023, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2025	$56,178
Year ending March 31, 2026	55,475
Year ending March 31, 2027	31,633
Year ending March 31, 2028	13,063
Year ending March 31, 2029, and thereafter	8,550
Total remaining performance obligations	$164,899

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and six months ended September 30, 2024, and 2023 (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2024	2023	2024	2023
Net sales	$7,855	$4,872	$11,365	$12,495
Cost of sales	6,956	4,132	10,015	11,523
Gross profit	$899	$740	$1,350	$972

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and six months ended September 30, 2024, and 2023 (in thousands):

	Three months Ended September 30,		Six months Ended September 30,
	2024	2023	2024	2023
Interest income on sales-type leases	$2,219	$1,624	$4,242	$2,986
Lease income on operating leases	$2,094	$2,801	$4,961	$5,609

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Sales-Type Lease	Financing
September 30, 2024	Receivable	Receivables	Receivables
Gross receivables	$148,407	$94,819	$243,226
Unguaranteed residual value (1)	-	11,963	11,963
Unearned income	(8,319)	(20,591)	(28,910)
Allowance for credit losses (2)	(1,236)	(1,828)	(3,064)
Total, net	$138,852	$84,363	$223,215
Reported as:
Current	$92,092	$44,265	$136,357
Long-term	46,760	40,098	86,858
Total, net	$138,852	$84,363	$223,215

(1)	Includes unguaranteed residual values of $4,683 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

	Notes	Sales-Type Lease	Financing
March 31, 2024	Receivable	Receivables	Receivables
Gross receivables	$114,713	$75,658	$190,371
Unguaranteed residual value (1)	-	9,078	9,078
Unearned income	(6,503)	(12,036)	(18,539)
Allowance for credit losses (2)	(1,056)	(1,435)	(2,491)
Total, net	$107,154	$71,265	$178,419
Reported as:
Current	$61,830	$40,770	$102,600
Long-term	45,324	30,495	75,819
Total, net	$107,154	$71,265	$178,419

(1)	Includes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)	Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	September 30, 2024	March 31, 2024
Cost of equipment under operating leases	$11,026	$10,744
Accumulated depreciation	(7,323)	(7,128)
Operating leases—net (1)	$3,703	$3,616

(1)	Amounts include estimated unguaranteed residual values of $1,708 thousand and $1,346 thousand as of September 30, 2024, and March 31, 2024, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of September 30, 2024, and March 31, 2024, we had financing receivables of $49.3 million and $45.8 million, respectively, and operating leases of  $2.1 million and $2.8 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended September 30, 2024, and 2023, we recognized net gains of $14.5 million and $6.9 million, respectively, and total proceeds from these sales were $277.0 million and $220.8 million, respectively. For the six months ended September 30, 2024, and 2023, we recognized net gains of $15.8 million and $8.2 million, respectively, and total proceeds from these sales were $324.9 million and $282.2 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of September 30, 2024, and March 31, 2024, we had deferred revenue of $0.3 million and $0.4 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of September 30, 2024, and March 31, 2024, the total potential payments that could result from these indemnities was immaterial.

5.	LESSEE ACCOUNTING

We lease office space for periods of up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognize operating lease cost as part of selling, general and administrative expenses. We recognized operating lease cost of $1.6 million and $1.5 million for the three months ended September 30, 2024, and September 30, 2023, respectively, and $2.9 million and $3.0 million for the six months ended September 30, 2024, and 2023, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2024 (in thousands):

		Professional	Managed
	Product	Services	Services	Total
Balance, March 31, 2024 (1)	$129,108	$22,497	$9,898	$161,503
Acquisitions	30	41,580	-	41,610
Foreign currency translations	94	17	9	120
Balance, September 30, 2024 (1)	$129,232	$64,094	$9,907	$203,233

(1)	Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

We added $41.6 million in goodwill from our acquisition of Bailiwick Services, LLC (“Bailiwick”) on August 19, 2024. Please refer to Note 15, “Business Combinations” for details of the Bailiwick acquisition.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development. The following table provides the composition of our purchased intangible assets on September 30, 2024, and March 31, 2024 (in thousands):

	September 30, 2024			March 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer relationships	$167,515	$(82,054)	$85,461	$117,682	$(73,870)	$43,812
Trade name and other	11,474	(2,873)	8,601	2,798	(2,725)	73
Total	$178,989	$(84,927)	$94,062	$120,480	$(76,595)	$43,885

Our customer relationships, trade names and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for purchased intangibles was $4.4 million and $4.0 million for the three months ended September 30, 2024, and 2023, respectively, and $8.2 million and $7.5 million for the six months ended September 30, 2024, and 2023, respectively.

Our capitalized software development had a carrying value of $0.1 million and $0.2 million on September 30, 2024, and March 31, 2024, respectively.

7.	ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the six months ended September 30, 2024, and 2023 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2024	$2,687	$1,056	$1,435	$5,178
Provision for credit losses	480	179	392	1,051
Write-offs and other	(379)	1	1	(377)
Balance as of September 30, 2024	$2,788	$1,236	$1,828	$5,852

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	508	122	449	1,079
Write-offs and other	(26)	(2)	(2)	(30)
Balance as of September 30, 2023	$3,054	$921	$1,428	$5,403

We evaluate our customers using an internally assigned credit quality rating “CQR”. The CQR categories of our financing receivables are:

•	High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of September 30, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2025	2024	2023	2022	2021	2020 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$75,421	$32,252	$9,154	$1,253	$1,655	$7	$119,742	$(24,544)	$95,198
Average CQR	11,220	5,957	3,039	100	22	8	20,346	(3,802)	16,544
Total	$86,641	$38,209	$12,193	$1,353	$1,677	$15	$140,088	$(28,346)	$111,742

Lease receivables:
High CQR	$19,768	$10,493	$7,659	$1,022	$729	$37	$39,708	$(2,505)	$37,203
Average CQR	20,121	13,123	7,101	1,341	104	10	41,800	(7,599)	34,201
Total	$39,889	$23,616	$14,760	$2,363	$833	$47	$81,508	$(10,104)	$71,404

Total amortized cost (1)	$126,530	$61,825	$26,953	$3,716	$2,510	$62	$221,596	$(38,450)	$183,146

(1)	Excludes unguaranteed residual values of $4,683 thousand that we retained after selling the related lease receivable.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$63,934	$15,821	$3,440	$2,656	$30	$-	$85,881	$(25,683)	$60,198
Average CQR	18,715	3,260	302	52	-	-	22,329	(3,476)	18,853
Total	$82,649	$19,081	$3,742	$2,708	$30	$-	$108,210	$(29,159)	$79,051

Lease receivables:
High CQR	$22,123	$9,457	$1,341	$1,151	$100	$7	$34,179	$(1,128)	$33,051
Average CQR	22,861	9,548	2,133	259	2	-	34,803	(5,436)	29,367
Total	$44,984	$19,005	$3,474	$1,410	$102	$7	$68,982	$(6,564)	$62,418

Total amortized cost (1)	$127,633	$38,086	$7,216	$4,118	$132	$7	$177,192	$(35,723)	$141,469

(1)	Excludes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)	Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides an aging analysis of our financing receivables as of September 30, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,377	$2,507	$2,031	$5,915	$19,710	$25,625	$114,463	$140,088
Lease receivables	179	716	1,851	2,746	5,515	8,261	73,247	81,508
Total	$1,556	$3,223	$3,882	$8,661	$25,225	$33,886	$187,710	$221,596

The following table provides an aging analysis of our financing receivables as of March 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,251	$334	$2,484	$4,069	$9,337	$13,406	$94,804	$108,210
Lease receivables	1,174	284	2,213	3,671	4,691	8,362	60,620	68,982
Total	$2,425	$618	$4,697	$7,740	$14,028	$21,768	$155,424	$177,192

Our financial assets on nonaccrual status were not significant as of September 30, 2024, and March 31, 2024.

8.	NOTES PAYABLE AND CREDIT FACILITY

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

Our credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers in the aggregate principal amount of up to $500.0 million, together with a sublimit for a revolving credit facility for up to $200.0 million.

Under the accounts payable floor plan facility, we had an outstanding balance of $115.7 million and $105.1 million as of September 30, 2024, and March 31, 2024, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

Under the revolving credit facility, we had no balance outstanding as of September 30, 2024, and March 31, 2024.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of September 30, 2024, and March 31, 2024.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of September 30, 2024, and March 31, 2024, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of September 30, 2024, and March 31, 2024, we had $38.7 million and $36.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 5.75% and 6.49%, as of September 30, 2024, and March 31, 2024, respectively.

9.	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of September 30, 2024, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2024, and 2023, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net earnings attributable to common shareholders — basic and diluted	$31,310	$32,664	$58,649	$66,511

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,567	26,624	26,604	26,588
Effect of dilutive shares	109	55	146	71
Weighted average common shares outstanding — diluted	26,676	26,679	26,750	26,659

Earnings per common share — basic	$1.18	$1.23	$2.20	$2.50

Earnings per common share — diluted	$1.17	$1.22	$2.19	$2.49

11.	STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024. On March 22, 2023, our board of directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. Under both authorized share repurchase programs, purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2024, we purchased 250,234 shares of our outstanding common stock at a value of $19.8 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2023, we purchased 109,122 shares of our outstanding common stock at a value of $5.3 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.	SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of September 30, 2024, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”) and (2) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

On September 12, 2024, our shareholders approved the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”). The 2024 Director LTIP replaces the 2017 Director LTIP. Beginning September 12, 2024, we permanently ceased issuing any additional shares under the 2017 Director LTIP. The maximum aggregate number of shares that may be issued as restricted shares under the 2024 Director LTIP is 300,000 shares.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the six months ended September 30, 2024, we granted 729 restricted shares of our stock under the 2017 Director LTIP, and 121,097 restricted shares of our stock under the 2021 Employee LTIP. For the six months ended September 30, 2023, we granted 12,454 shares of our stock under the 2017 Director LTIP, and 152,865 restricted shares of our stock under the 2021 Employee LTIP. A summary of our restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	308,411	$55.02
Granted	121,826	$72.70
Vested	(157,058)	$53.37
Forfeited	(1,666)	$60.36
Nonvested September 30, 2024	271,513	$63.88

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

The following table provides a summary of the nonvested PSUs for the six months ended September 30, 2024:

	Number of units	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	15,120	$61.17
Granted	19,415	$78.54
Vested	-	$-
Forfeited	-	$-
Nonvested September 30, 2024	34,535	$70.94

EMPLOYEE STOCK PURCHASE PLAN

On September 15, 2022, our stockholders approved the 2022 Employee Stock Purchase Plan (“ESPP”) through which eligible employees may purchase up to an aggregate of 2.50 million shares of our stock at six-month intervals at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the six months ended September 30, 2024, and September 30, 2023, we issued 28,915 shares at a price of $62.63 per share and 36,697 shares at a price of $38.10 per share, respectively, under the ESPP. As of September 30, 2024, there were 2.40 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three and six months ended September 30, 2024, and 2023, respectively (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Equity-based compensation expense	$2,597	$2,414	$5,452	$4,619
Income tax benefit	(719)	(661)	(1,494)	(1,261)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of September 30, 2024, the total unrecognized compensation expense related to non-vested restricted stock was $14.7 million, which is expected to be recognized over a weighted-average period of 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended September 30, 2024, and 2023, were $1.3 million and $1.2 million, respectively. For the six months ended September 30, 2024, and 2023, our estimated contribution expense for the plan was $2.8 million and $2.6 million, respectively.

13.	INCOME TAXES

Our provision for income tax expense was $12.0 million and $22.2 million for the three and six months ended September 30, 2024, as compared to $12.3 million and $25.0 million for the same three-and six-month periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2024, was 27.7% and 27.4% respectively, compared with 27.4% and 27.3%, respectively, for the same three- and six-month periods in the prior year. Our effective income tax rate for the three and six months ended September 30, 2024, was higher compared to the same three- and six-month periods in the prior year primarily due to higher state effective tax rates and more non-deductible executive compensation expense in the current period. The effective tax rate for the three and six months ended September 30, 2024, and September 30, 2023, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2024, and March 31, 2024 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Money market funds	$104,522	$104,522	$-	$-

March 31, 2024
Assets:
Money market funds	$179,709	$179,709	$-	$-

15.	BUSINESS COMBINATIONS

BAILIWICK SERVICES, LLC (“Bailiwick”)

On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick. Based near Minneapolis, Minnesota, Bailiwick is a provider of professional and managed services with nearly 30 years in the business. Bailiwick specializes in serving enterprise customers that operate large store, branch, and campus footprints predominantly in the retail, financial services, restaurant, and hospitality markets.

Our preliminary sum for consideration transferred is $124.9 million, which consists of $126.2 million paid in cash at closing, less $1.5 million cash acquired, plus an estimated $0.3 million adjustment due to the sellers based on adjustments to a determination of the total net assets at closing. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$41,719
Contract assets	7,712
Other assets	20,669
Identified intangible assets	58,370
Accounts payable and other liabilities	(38,946)
Contract liabilities	(6,216)
Total identifiable net assets	83,308
Goodwill	41,610
Total purchase consideration	$124,918

The identified intangible assets of $58.4 million consists of customer relationships of $49.7 million with an estimated useful life of ten years and trade name of $8.7 million with a preliminary useful life of seven years.

We recognized goodwill related to this transaction of $41.6 million, which was assigned to our professional services and product segments. The goodwill recognized in the Bailiwick acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill expected to be deductible for tax purposes is $43.5 million.

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2024, is not material.

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

Our sum for consideration transferred was $48.6 million, which consists of $59.6 million paid in cash at closing minus $11.0 million that was paid back to us during the quarter ended September 30, 2023, by the sellers based on adjustments to a determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

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

We manage and report our operating results through four operating segments: product, professional services, managed services, and financing. Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. With our acquisition of Bailiwick, our professional services segment also include projects supporting digital signage, EV charging solutions, loss prevention and security, store openings, and store closings. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services. We refer to the product segment, professional services segment, and managed services segment collectively as our technology business. Our financing business segment leases IT equipment, medical equipment, and other equipment, and sells the off-lease equipment at the end of the lease. Additionally, our financing business segment finances purchases of third-party software licenses, software assurance, maintenance, and other services.

We measure the performance of the segments within our technology business based on gross profit, while we measure our financing business segment based on operating income. We do not present asset information for our reportable segments as we do not provide asset information to our chief operating decision maker.

The following table provides reportable segment information (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales
Product	$389,613	$500,937	$846,925	$999,103
Professional services	61,900	38,270	99,179	73,826
Managed services	41,767	32,732	82,677	64,695
Financing	21,892	15,672	30,929	24,162
Total	515,172	587,611	1,059,710	1,161,786

Gross profit
Product	89,359	104,749	187,864	216,140
Professional services	25,583	15,796	41,038	30,520
Managed services	12,339	10,194	25,173	19,991
Financing	20,710	13,626	28,397	19,987
Total	147,991	144,365	282,472	286,638

Operating expenses
Technology business	99,815	94,856	194,718	187,270
Financing	5,458	4,646	9,567	8,173
Total	105,273	99,502	204,285	195,443

Operating income
Technology business	27,466	35,883	59,357	79,381
Financing	15,252	8,980	18,830	11,814
Total	42,718	44,863	78,187	91,195

Other income (expense), net	579	117	2,652	307

Earnings before tax	$43,297	$44,980	$80,839	$91,502

Depreciation and amortization
Technology business	$5,765	$5,602	$10,584	$10,366
Financing	-	28	-	56
Total	$5,765	$5,630	$10,584	$10,422

Interest and financing costs
Technology business	$-	$661	$-	$1,211
Financing	537	559	1,122	860
Total	$537	$1,220	$1,122	$2,071

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment
Technology business	$1,291	$1,904	$1,871	$4,689
Financing	-	6	1,387	919
Total	$1,291	$1,910	$3,258	$5,608

The following tables provide a disaggregation of net sales by source and further disaggregates our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended September 30, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$381,758	$61,900	$41,767	$652	$486,077
Financing and other	7,855	-	-	21,240	29,095
Total	$389,613	$61,900	$41,767	$21,892	$515,172

Timing and position as principal or agent:
Transferred at a point in time as principal	$330,800	$-	$-	$652	$331,452
Transferred at a point in time as agent	50,958	-	-	-	50,958
Transferred over time as principal	-	61,900	41,767	-	103,667
Total revenue from contracts with customers	$381,758	$61,900	$41,767	$652	$486,077

	Six months ended September 30, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$835,560	$99,179	$82,677	$1,757	$1,019,173
Financing and other	11,365	-	-	29,172	40,537
Total	$846,925	$99,179	$82,677	$30,929	$1,059,710

Timing and position as principal or agent:
Transferred at a point in time as principal	$749,174	$-	$-	$1,757	$750,931
Transferred at a point in time as agent	86,386	-	-	-	86,386
Transferred over time as principal	-	99,179	82,677	-	181,856
Total revenue from contracts with customers	$835,560	$99,179	$82,677	$1,757	$1,019,173

	Three months ended September 30, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$496,065	$38,270	$32,732	$2,835	$569,902
Financing and other	4,872	-	-	12,837	17,709
Total	$500,937	$38,270	$32,732	$15,672	$587,611

Timing and position as principal or agent:
Transferred at a point in time as principal	$442,278	$-	$-	$2,835	$445,113
Transferred at a point in time as agent	53,787	-	-	-	53,787
Transferred over time as principal	-	38,270	32,732	-	71,002
Total revenue from contracts with customers	$496,065	$38,270	$32,732	$2,835	$569,902

	Six months ended September 30, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$986,608	$73,826	$64,695	$4,125	$1,129,254
Financing and other	12,495	-	-	20,037	32,532
Total	$999,103	$73,826	$64,695	$24,162	$1,161,786

Timing and position as principal or agent:
Transferred at a point in time as principal	$894,660	$-	$-	$4,125	$898,785
Transferred at a point in time as agent	91,948	-	-	-	91,948
Transferred over time as principal	-	73,826	64,695	-	138,521
Total revenue from contracts with customers	$986,608	$73,826	$64,695	$4,125	$1,129,254

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Customer end market:
Telecom, Media & Entertainment	$108,870	$124,306	$226,423	$265,641
State and local government and educational institutions	97,687	94,906	189,783	204,311
Healthcare	78,235	72,022	153,515	158,678
Technology	54,988	110,948	164,094	184,351
Financial Services	34,759	69,885	84,484	135,575
All others	118,741	99,872	210,482	189,068
Net sales	493,280	571,939	1,028,781	1,137,624
Less: Revenue from financing and other	(7,855)	(4,872)	(11,365)	(12,495)
Revenue from contracts with customers	$485,425	$567,067	$1,017,416	$1,125,129

Type:
Product
Networking	$186,776	$268,636	$421,516	$513,824
Cloud	121,336	135,068	258,567	307,112
Security	41,209	51,886	89,214	97,682
Collaboration	17,988	27,083	38,887	40,039
Other	22,304	18,264	38,741	40,446
Total product	389,613	500,937	846,925	999,103

Professional services	61,900	38,270	99,179	73,826
Managed services	41,767	32,732	82,677	64,695
Net sales	493,280	571,939	1,028,781	1,137,624
Less: Revenue from financing and other	(7,855)	(4,872)	(11,365)	(12,495)
Revenue from contracts with customers	$485,425	$567,067	$1,017,416	$1,125,129

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

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We are a leading solutions provider in the areas of security, cloud, networking, collaboration, artificial intelligence (“AI”), and emerging technologies to domestic and foreign organizations across all industry segments. We deliver actionable outcomes for organizations by using information technology (“IT”) and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud services in an evolving market. As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, collaboration, and emerging technologies. With our acquisition of Bailiwick Services, LLC (“Bailiwick”) on August 19, 2024, our professional services segment also includes projects supporting digital signage, EV charging solutions, loss prevention and security, store openings, and store closings. Additionally, we offer flexible financing for purchases from us and from third parties. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

Our primary focus is to deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premises and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of cloud, security, networking, and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge computing and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from partners such as Amazon Web Services, Arista Networks, Check Point, Cisco Systems, Citrix, Commvault, Crowdstrike, Deepwatch, Dell EMC, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Juniper Networks, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Pure Storage, Rubrik, Splunk, Varonis, and VMware by Broadcom, among many others. We are an authorized reseller for thousands of vendors, which enables us to provide our customers with new and evolving IT solutions. Our employees possess top-level engineering certifications with a broad range of leading IT vendors that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. Our hosted, proprietary software solutions are focused on giving our customers more control over their IT supply chain, by automating and optimizing the procurement and management of their owned, leased, and consumption-based assets.

Our scale and financial resources have enabled us to continue investing in engineering and technology resources to stay at the forefront of technology trends. Our expertise in core and emerging technologies, buttressed by our robust portfolio of consulting, professional, and managed services, has enabled us to remain a trusted advisor for our customers. With the addition of Bailiwick, we can support large scale multi-site retailers with professional and managed services relating to digital signage, EV charging solutions, loss prevention and security, store openings, and store closings. In addition, we offer a wide range of consumption options including leasing and financing for technology and other capital assets. We believe our lifecycle approach offering of integrated solutions, services and financing, asset management and our proprietary supply chain software, is unique in the industry. This broad portfolio enables us to deliver a customized customer experience that spans the continuum from fast delivery of competitively priced products and services to subsequent management and maintenance, and through to end-of-life disposal services. This approach permits us to deploy sophisticated solutions to enable our customers’ business outcomes.

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, retail, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology business segments accounted for 97% of our net sales and 77% of our operating income, while our financing business segment accounted for 3% of our net sales and 23% of our operating income, for the six months ended September 30, 2024.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, rising interest rates, staffing shortages, remote work trends, and geopolitical concerns may impact our customers’ willingness to spend on technology and services.

•
From time to time, we experience price increases from our suppliers. While we generally have been able to pass price increases to our customers, rapid inflation could have a material impact on our sales, gross profit, or operating costs in the future. Our financing quotes are generally indexed to market rates to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available for certain transactions and more stringent assessment of our financing arrangements from our lender partners.

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

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use gross billings as an operational metric to assess the volume of transactions or market share for our technology business segments—product, professional services, and managed services—as well as to understand changes in our accounts receivable and accounts payable balances and our statement of cash flows. We believe gross billings will aid investors in the same manner.

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

The following tables provide our key business metrics for our consolidated entity, our technology business segments- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2024	2023	2024	2023
Financial metrics
Net sales	$515,172	$587,611	$1,059,710	$1,161,786

Gross profit	$147,991	$144,365	$282,472	$286,638
Gross margin	28.7%	24.6%	26.7%	24.7%
Operating income margin	8.3%	7.6%	7.4%	7.8%

Net earnings	$31,310	$32,664	$58,649	$66,511
Net earnings margin	6.1%	5.6%	5.5%	5.7%
Net earnings per common share - diluted	$1.17	$1.22	$2.19	$2.49

Non-GAAP financial metrics
Non-GAAP: Net earnings (1)	$36,528	$37,166	$66,825	$74,853
Non-GAAP: Net earnings per common share - diluted (1)	$1.36	$1.40	$2.50	$2.81

Adjusted EBITDA (2)	$52,123	$53,568	$95,266	$107,447
Adjusted EBITDA margin (2)	10.1%	9.1%	9.0%	9.2%

Technology business segments
Financial metrics
Net sales
Product	$389,613	$500,937	$846,925	$999,103
Professional services	61,900	38,270	99,179	73,826
Managed services	41,767	32,732	82,677	64,695
Total	$493,280	$571,939	$1,028,781	$1,137,624

Gross profit
Product	$89,359	$104,749	$187,864	$216,140
Professional services	25,583	15,796	41,038	30,520
Managed services	12,339	10,194	25,173	19,991
Total	$127,281	$130,739	$254,075	$266,651

Gross margin
Product	22.9%	20.9%	22.2%	21.6%
Professional services	41.3%	41.3%	41.4%	41.3%
Managed services	29.5%	31.1%	30.4%	30.9%
Total	25.8%	22.9%	24.7%	23.4%

Operating income	$27,466	$35,883	$59,357	$79,381

Non-GAAP financial metric
Adjusted EBITDA (2)	$36,804	$44,496	$76,305	$95,445

Operational metrics
Gross billings (3)
Networking	$219,797	$311,671	$501,325	$588,316
Cloud	195,852	200,637	437,126	459,561
Security	163,565	143,340	315,448	290,683
Collaboration	46,717	51,770	79,693	73,931
Other	72,545	78,571	117,137	148,332
Product gross billings	698,476	785,989	1,450,729	1,560,823
Service gross billings	109,752	70,506	191,207	137,642
Total gross billings	$808,228	$856,495	$1,641,936	$1,698,465

Financing business segment
Financial metrics
Net sales	$21,892	$15,672	$30,929	$24,162

Gross profit	$20,710	$13,626	$28,397	$19,987

Operating income	$15,252	$8,980	$18,830	$11,814

Non-GAAP financial metric
Adjusted EBITDA (2)	$15,319	$9,072	$18,961	$12,002

(1)
Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted or similarly titled measures differently, which may reduce their usefulness as comparative measures. Our acquisition related expenses for the three and six months ended September 30, 2024 are related to our acquisition of Bailiwick.

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
GAAP: Earnings before tax	$43,297	$44,980	$80,839	$91,502
Share-based compensation	2,597	2,414	5,452	4,619
Acquisition related expenses	1,043	-	1,043	-
Acquisition related amortization expense	4,447	4,023	8,197	7,492
Other (income) expense	(579)	(117)	(2,652)	(307)
Non-GAAP: Earnings before provision for income taxes	50,805	51,300	92,879	103,306

GAAP: Provision for income taxes	11,987	12,316	22,190	24,991
Share-based compensation	730	665	1,529	1,272
Acquisition related expenses	293	-	293	-
Acquisition related amortization expense	1,246	1,106	2,293	2,058
Other (income) expense	(163)	(32)	(743)	(84)
Tax benefit (expense) on restricted stock	184	79	492	216
Non-GAAP: Provision for income taxes	14,277	14,134	26,054	28,453

Non-GAAP: Net earnings	$36,528	$37,166	$66,825	$74,853

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
GAAP: Net earnings per common share - diluted	$1.17	$1.22	$2.19	$2.49

Share-based compensation	0.07	0.07	0.15	0.13
Acquisition related expenses	0.03	-	0.03	-
Acquisition related amortization expense	0.12	0.11	0.22	0.20
Other (income) expense	(0.02)	-	(0.07)	-
Tax benefit (expense) on restricted stock	(0.01)	-	(0.02)	(0.01)
Total non-GAAP adjustments - net of tax	0.19	0.18	0.31	0.32

Non-GAAP: Net earnings per common share - diluted	$1.36	$1.40	$2.50	$2.81

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2024	2023	2024	2023
Net earnings	$31,310	$32,664	$58,649	$66,511
Provision for income taxes	11,987	12,316	22,190	24,991
Share-based compensation	2,597	2,414	5,452	4,619
Acquisition related expenses	1,043	-	1,043	-
Interest and financing costs	-	661	-	1,211
Depreciation and amortization	5,765	5,630	10,584	10,422
Other income (expense)	(579)	(117)	(2,652)	(307)
Adjusted EBITDA	$52,123	$53,568	$95,266	$107,447

Technology business segments
Operating income	$27,466	$35,883	$59,357	$79,381
Depreciation and amortization	5,765	5,602	10,584	10,366
Share based compensation	2,530	2,350	5,321	4,487
Acquisition related expenses	1,043	-	1,043	-
Interest and financing costs	-	661	-	1,211
Adjusted EBITDA	$36,804	$44,496	$76,305	$95,445

Financing business segment
Operating income	$15,252	$8,980	$18,830	$11,814
Depreciation and amortization	-	28	-	56
Share-based compensation	67	64	131	132
Adjusted EBITDA	$15,319	$9,072	$18,961	$12,002

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended September 30, 2024, decreased 12.3% to $515.2 million, or a decrease of $72.4 million compared to $587.6 million in the same three-month period in the prior year. The decrease in net sales was driven by lower product revenues offset by higher managed services and professional services revenue from our technology business segments, and higher revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Net sales for the six months ended September 30, 2024, decreased 8.8% to $1,059.7 million, or a decrease of $102.1 million compared to $1,161.8 million in the same six-month period in the prior year. The decrease in net sales was driven by lower product revenues offset by higher managed services and professional services revenue from our technology business segments, and higher revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the three months ended September 30, 2024, increased 2.5%, to $148.0 million, compared to $144.4 million in the same three-month period in the prior year as increases in professional and managed services were offset by declines in product sales. Overall, gross margins were up by 410 basis points to 28.7%, primarily due to a shift in product mix towards sales of third-party maintenance and subscriptions.

Gross profit for the six months ended September 30, 2024, decreased 1.4%, to $282.5 million, compared to $286.6 million in the same six-month period in the prior year as declines from product sales were partially offset by increases in professional and managed services. Overall, gross margins were up by 200 basis points to 26.7% due to higher product margin, offset slightly by lower managed service margin.

Operating expenses: Operating expenses for the three months ended September 30, 2024, increased $5.8 million, or 5.8%, to $105.3 million, as compared to $99.5 million for the same three-month period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, acquisition related expenses and provision for credit losses, offset by a decrease in interest and financing costs. As of September 30, 2024, we had 2,323 employees, an increase of 23.8% from 1,877 as of September 30, 2023. For additional information, see the “Segment Results of Operations” below.

Operating expenses for the six months ended September 30, 2024, increased $8.8 million, or 4.5%, to $204.3 million, as compared to $195.4 million for the same six-month period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, acquisition related expenses and share-based compensation, offset by a decrease in interest and financing costs. For additional information, see the “Segment Results of Operations” below.

Operating income: As a result of the foregoing, operating income for the three months ended September 30, 2024, decreased $2.2 million, or 4.9%, to $42.7 million, as compared to $44.9 million for the same three-month period in the prior year, and operating income margin increased by 70 basis points to 8.3%.

As a result of the foregoing, operating income for the six months ended September 30, 2024, decreased $13.0 million, or 14.3%, to $78.2 million, as compared to $91.2 million for the same six-month period in the prior year, and operating income margin decreased by 40 basis points to 7.4%.

Adjusted EBITDA for the three months ended September 30, 2024, was $52.1 million, a decrease of $1.5 million, or 2.8%, compared to $53.6 million for the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended September 30, 2024, increased 100 basis points to 10.1%, as compared to 9.1% for the three months ended September 30, 2023. The increase in Adjusted EBITDA margin was due to an increase in gross profit offset by an increase in operating expenses.

Adjusted EBITDA for the six months ended September 30, 2024, was $95.3 million, a decrease of $12.1 million, or 11.3%, compared to $107.4 million for the same six-month period in the prior year. Adjusted EBITDA margin for the six months ended September 30, 2024, decreased 20 basis points to 9.0%, as compared to the six months ended September 30, 2023, of 9.2%. The decrease in Adjusted EBITDA margin was due to a decrease in gross profit and an increase in operating expenses.

Net earnings per common share—diluted for the three months ended September 30, 2024, decreased $0.05, or 4.1%, to $1.17 per share, as compared to $1.22 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share—diluted for the three months ended September 30, 2024, decreased $0.04, or 2.9%, to $1.36 per share, as compared to $1.40 per share for the three months ended September 30, 2023.

Net earnings per common share—diluted for the six months ended September 30, 2024, decreased $0.30, or 12.0%, to $2.19 per share, as compared to $2.49 per share in the same six-month period in the prior year. Non-GAAP: Net earnings per common share—diluted for the six months ended September 30, 2024, decreased $0.31, or 11.0%, to $2.50 per share, as compared to $2.81 per share for the six months ended September 30, 2023.

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

•
Professional services segment: Our professional services segment includes our advanced professional services to our customers that are performed under time and materials, fixed fee, or milestone contracts. Professional services include consulting, assessments, configuration, logistic services, training, staff augmentation services, and project management services. With the acquisition of Bailiwick, our professional services also include projects supporting digital signage, EV charging solutions, loss prevention and security, store openings, and store closings.

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

FINANCING BUSINESS SEGMENT

Our financing business segment offers financing solutions to corporations, government contractors, and SLED institutions in the US, which accounts for most of our transactions, and to corporations in select international markets including Canada, the UK, and the EU. Our financing business segment leases IT equipment, medical equipment, and other equipment, and sells the off-lease equipment at the end of the lease. Additionally, our financing business segment finances purchases of third-party software licenses, software assurance, maintenance, and other services.

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

SEGMENT RESULTS OF OPERATIONS

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Financial metrics
Net sales
Product	$389,613	$500,937	$846,925	$999,103
Professional services	61,900	38,270	99,179	73,826
Managed services	41,767	32,732	82,677	64,695
Total	$493,280	$571,939	$1,028,781	$1,137,624

Gross Profit
Product	89,359	104,749	187,864	216,140
Professional services	25,583	15,796	41,038	30,520
Managed services	12,339	10,194	25,173	19,991
Total	127,281	130,739	254,075	266,651

Selling, general, and administrative	94,050	88,593	184,134	175,693
Depreciation and amortization	5,765	5,602	10,584	10,366
Interest and financing costs	-	661	-	1,211
Operating expenses	99,815	94,856	194,718	187,270

Operating income	$27,466	$35,883	$59,357	$79,381

Key metrics & other information
Gross billings	$808,228	$856,495	$1,641,936	$1,698,465
Adjusted EBITDA	$36,804	$44,496	$76,305	$95,445
Product margin	22.9%	20.9%	22.2%	21.6%
Professional services margin	41.3%	41.3%	41.4%	41.3%
Managed services margin	29.5%	31.1%	30.4%	30.9%

Net sales by customer end market:
Telecom, media & entertainment	$108,870	$124,306	$226,423	$265,641
SLED	97,687	94,906	189,783	204,311
Healthcare	78,235	72,022	153,515	158,678
Technology	54,988	110,948	164,094	184,351
Financial services	34,759	69,885	84,484	135,575
All others	118,741	99,872	210,482	189,068
Total	$493,280	$571,939	$1,028,781	$1,137,624

Net sales by type:
Networking	186,776	268,636	421,516	513,824
Cloud	121,336	135,068	258,567	307,112
Security	41,209	51,886	89,214	97,682
Collaboration	17,988	27,083	38,887	40,039
Other	22,304	18,264	38,741	40,446
Total products	$389,613	$500,937	$846,925	$999,103

Professional services	61,900	38,270	99,179	73,826
Managed services	41,767	32,732	82,677	64,695
Total	$493,280	$571,939	$1,028,781	$1,137,624

Net sales: Net sales of the combined technology business segments for the three months ended September 30, 2024, decreased compared to the three months ended September 30, 2023, driven by decreased demand for products from customers in telecom, media, and entertainment, technology, and financial services industries, offset by increased demand from customers in the SLED and healthcare industries.

Net sales of the combined technology business segments for the six months ended September 30, 2024, decreased compared to the six months ended September 30, 2023, driven by decreased demand for products from customers in telecom, media, and entertainment, technology, SLED, healthcare, and financial service industries.

Product segment sales for the three and six months ended September 30, 2024, decreased compared to the same three- and six-month period in the prior year, due to lower sales of networking equipment, cloud, collaboration, and security products. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT related initiatives.

Professional services segment sales for the three and six months ended September 30, 2024, increased compared to the same three- and six-month period in the prior year, primarily due to increases in revenues from the acquisition of Bailiwick.

Managed services segment sales for the three months ended September 30, 2024, increased compared to the same three-month period in the prior year, due to ongoing expansion of these service offerings primarily related to ongoing growth in enhanced maintenance support, and cloud services.

Managed services segment sales for the six months ended September 30, 2024, increased compared to the same six-month period in the prior year, due to ongoing expansion of these service offerings primarily related to ongoing growth in enhanced maintenance support, cloud services, and service desk.

Gross profit: Gross profit of the combined technology business segments for the three months ended September 30, 2024, decreased compared to the three months ended September 30, 2023, due to lower managed service margin offset by higher product margin . Gross margin increased by 290 basis points to 25.8%.

Gross profit of the combined technology business segments for the six months ended September 30, 2024, decreased compared to the six months ended September 30, 2023, due to a decrease in product sales, offset by an increase in professional and managed services. Gross margin increased by 130 basis points to 24.7% due to higher product margin, offset by lower managed service margin.

Product segment margin for the three months ended September 30, 2024, increased by 200 basis points from the same three-month period in the prior year due to a shift in product mix resulting in a higher proportion of sales of third party maintenance and subscriptions which are recorded on a net basis.

Product segment margin for the six months ended September 30, 2024, increased by 60 basis points from the same six-month period in the prior year primarily due to a shift in product mix resulting in a higher proportion of sales of third party maintenance and subscriptions which are recorded on a net basis.

Professional services segment margin for the three and six months ended September 30, 2024, stayed flat, compared to the same three- and six-month period in the prior year.

Managed services segment margin for the three and six months ended September 30, 2024, decreased by 160 and 50 basis points, respectively, from the same three- and six-month period in the prior year due to higher third party costs incurred for cloud services.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2024, for the technology business increased compared to the three and six months ended September 30, 2023, mainly due to increases in salaries and benefits.

Salaries and benefits for the three months ended September 30, 2024, increased $4.3 million, or 5.8% to $78.3 million, as compared to $74.0 million for the same three-month period in the prior year, due to an increase of $5.1 million in salaries and benefits, mainly driven by increased headcount, offset by a decrease of $0.8 million in variable compensation. Our technology business had an aggregate of 2,289 employees as of September 30, 2024, an increase of 447 from 1,842 employees as of September 30, 2023. We added 441 employees from our acquisition of Bailiwick. In total, we added 329 additional customer-facing employees in the technology business for the three months ended September 30, 2024, compared to the same three-month period in the prior year, of which 291 were professional services and technical support personnel.

Salaries and benefits for the six months ended September 30, 2024, increased $7.8 million, or 5.3% to $155.9 million, as compared to $148.1 million for the same six-month period in the prior year, due to an increase of $8.6 million in salaries and benefits, mainly driven by increased headcount, and an increase of $0.8 million in share-based compensation, offset by a decrease of $1.6 million in variable compensation because of the decrease in gross profit.

General and administrative expenses for our technology business for the three months ended September 30, 2024, increased $0.9 million, or 6.1%, to $15.6 million, as compared to $14.7 million for the same three-month period in the prior year, driven by Bailiwick acquisition related expenses of $1.0 million.

General and administrative expenses for our technology business for the six months ended September 30, 2024, increased $0.8 million, or 2.9%, to $28.0 million, as compared to $27.2 million for the same six-month period in the prior year. General and administrative expenses were higher due to Bailiwick acquisition related expenses of $1.0 million and higher software, subscription, and maintenance fees of $1.1 million, offset by lower consulting fees and legal fees of $1.0 million, and $0.3 million, respectively.

Provision for credit losses for our technology business for the three months ended September 30, 2024, was an expense of $0.2 million, as compared to a benefit of $0.1 million for the same three-month period in the prior year. Our higher provision for credit losses for the three months ended September 30, 2024, was due to changes in our net credit exposure.

Provision for credit losses for our technology business for the six months ended September 30, 2024, was $0.2 million, as compared to $0.4 million for the same six-month period in the prior year. Our lower provision for credit losses for the six months ended September 30, 2024, was due to changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for our technology business for the three and six months ended September 30, 2024, increased compared to the three and six months ended September 30, 2023, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition during the current three-month period.

Interest and financing costs: Interest and financing costs for our technology business for the three and six months ended September 30, 2024, decreased compared to the three and six months ended September 30, 2023, as we had no outstanding borrowings under our WFCDF Credit Facility as of September 30, 2024.

FINANCING BUSINESS SEGEMENT

The results of operations for our financing business segment were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Financial Metrics
Portfolio earnings	$4,864	$3,339	$9,025	$6,412
Transactional gains	14,502	6,949	15,795	8,228
Post-contract earnings	2,105	5,038	5,420	8,672
Other	421	346	689	850
Net sales	$21,892	$15,672	$30,929	$24,162

Gross profit	20,710	13,626	28,397	19,987

Selling, general, and administrative	4,921	4,059	8,445	7,257
Depreciation and amortization	-	28	-	56
Interest and financing costs	537	559	1,122	860
Operating expenses	5,458	4,646	9,567	8,173

Operating income	$15,252	$8,980	$18,830	$11,814

Key metrics & other information
Adjusted EBITDA	$15,319	$9,072	$18,961	$12,002

Net sales: Net sales for the three and six months ended September 30, 2024, increased compared to the three and six months ended September 30, 2023, due to higher transactional gains and portfolio earnings offset by lower post-contract earnings. Transactional gains increased due to increased volume and higher gains on the sale of financial assets due in part to several large transactions in the current quarter. Total proceeds from sales of financing receivables were $277.0 million and $220.8 million for the three months ended September 30, 2024, and 2023, respectively. Total proceeds from sales of financing receivables were $324.9 million and $282.2 million for the six months ended September 30, 2024, and 2023, respectively. Portfolio earnings increased due to higher average investments outstanding as well as a higher average earnings rate. Post-contract earnings decreased due to lower proceeds from sales of off-lease equipment, and lower month-to-month rents.

Gross Profit: Gross profit for the three and six months ended September 30, 2024, increased compared to the three and six months ended September 30, 2023, due to the increase in transactional gains.

Selling, general and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2024, increased compared to the three and six months ended September 30, 2023, primarily due to an increase in variable compensation attributable to the increase in gross profit.

Our financing business segment employed 34 people as of September 30, 2024, compared to 35 people as of September 30, 2023. Certain support functions for the financing business segment are shared resources with the technology business and expenses are allocated accordingly.

Interest and financing costs: Interest and financing costs for the three months ended September 30, 2024, remained flat compared to the three months ended September 30, 2023. Interest and financing costs for the six months ended September 30, 2024, increased compared to the six months ended September 30, 2023, due to higher average outstanding borrowings offset by lower interest rates. As of September 30, 2024, our non-recourse notes payable decreased to $38.7 million from $51.5 million as of September 30, 2023. Our weighted average interest rate for non-recourse notes payable was 5.75% and 5.84% as of September 30, 2024, and 2023, respectively.

CONSOLIDATED

Other income: Other income for the three months ended September 30, 2024, was $0.6 million, compared to $0.1 million for the three months ended September 30, 2023. Higher other income was driven by increased interest income offset by increased foreign exchange losses. We had $2.4 million in interest income for the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023. We had foreign exchange losses of $1.8 million for the three months ended September 30, 2024, compared to losses of $0.3 million for the same three-month period in the prior year.

Other income for the six months ended September 30, 2024, was $2.7 million, compared to $0.3 million for the six months ended September 30, 2023. Higher other income was driven by increased interest income offset by increased foreign exchange losses. We had $4.9 million in interest income for the six months ended September 30, 2024, compared to $0.7 million for the six months ended September 30, 2023. We had foreign exchange losses of $2.3 million for the six months ended September 30, 2024, compared to losses of $0.5 million for the same six-month period in the prior year.

Provision for income taxes: Our provision for income tax expense for the three and six months ended September 30, 2024, was $12.0 million and $22.2 million, respectively, as compared to $12.3 million and $25.0 million for the same three-and six-month periods in the prior year, respectively. Our effective income tax rates for the three and six months ended September 30, 2024, were 27.7% and 27.4%, respectively, compared to 27.4% and 27.3% for the three and six months ended September 30, 2023, respectively. Our effective tax rate was higher for the three and six months ended September 30, 2024, as compared to the same three- and six-month periods in the prior year, primarily due to higher state effective tax rates and more non-deductible executive compensation in the current period.

The OECD's Pillar Two Initiative established a 15% global minimum tax for specific multinational groups surpassing annual revenue thresholds. Several countries where ePlus operates have enacted this tax effective January 1, 2024. As of September 30, 2024, ePlus inc. remains unaffected by the minimum tax due to qualifying for transitional safe harbor exemptions in many jurisdictions. We will continue to monitor any future impact as additional countries enact legislation to adopt this tax.

Net earnings: Net earnings for the three months ended September 30, 2024, were $31.3 million, a decrease of 4.3% or $1.4 million, as compared to $32.7 million for the same three-month period in the prior year. The net earnings decrease was due to a decrease in operating profits from our technology business, offset by an increase in operating profits from our financing business segment, an increase in other income, driven by increased interest income, and a decrease in provision for income taxes. Net earnings for the six months ended September 30, 2024, were $58.6 million, a decrease of 11.9% or $7.9 million, as compared to $66.5 million in the same six-month period in the prior year. The net earnings decrease was due to the decrease in operating profits from our technology business, offset by an increase in operating profits from our financing business segment, an increase in other income, driven by increased interest income, and a decrease in provision for income taxes.

Basic earnings per common share and diluted earnings per common share for the three months ended September 30, 2024, were $1.18 and $1.17, respectively, a decrease of 4.1%, as compared to $1.23 and $1.22 for our basic earnings per common share and diluted earnings per common share, respectively, for the three months ended September 30, 2023. Basic earnings per common share and diluted earnings per common share for the six months ended September 30, 2024, were $2.20 and $2.19, respectively, a decrease of 12.0%, as compared to $2.50 and $2.49 for our basic earnings per common share and diluted earnings per common share, respectively, for the six months ended September 30, 2023.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for both the three and six months ended September 30, 2024, and 2023.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the six months ended September 30, 2024, and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$75,499	$10,336
Net cash used in investing activities	(127,746)	(53,834)
Net cash provided by (used in) financing activities	(14,271)	22,614
Effect of exchange rate changes on cash	1,025	289
Net decrease in cash and cash equivalents	$(65,493)	$(20,595)

Cash flows from operating activities: We had cash provided by operating activities of $75.5 million during the six months ended September 30, 2024, compared to cash provided by operating activities of $10.3 million for the six months ended September 30, 2023. See below for a breakdown of operating cash flows by business (in thousands):

	Six Months Ended September 30,
	2024	2023
Technology business segments	$110,709	$15,754
Financing business segment	(35,210)	(5,418)
Net cash provided by operating activities	$82,149	$10,336

Technology business: For the six months ended September 30, 2024, our combined technology business segments had cash provided by operating activities of $110.7 million primarily due to net earnings, decreases in accounts receivable and inventory, offset by decreases in accounts payable.

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

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of September 30,
	2024	2023
(DSO) Days sales outstanding (1)	66	69
(DIO) Days inventory outstanding (2)	12	29
(DPO) Days payable outstanding (3)	(46)	(47)
Cash conversion cycle	32	51

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

Our cash conversion cycle decreased to 32 days as of September 30, 2024, as compared to 51 days as of September 30, 2023. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO decreased 3 days to 66 days as of September 30, 2024, compared to 69 days as of September 30, 2023, reflecting lower sales to customers with terms greater than or equal to net 60 days. Our DIO decreased to 12 days as of September 30, 2024, compared to 29 days as of September 30, 2023. Our DPO decreased by 1 day as of September 30, 2024. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid around 30 days from the invoice date.

Financing business segment: For the six months ended September 30, 2024, our financing business segment used $35.2 million from operating activities, primarily due to changes in financing receivables, offset by net earnings and increases in accounts payable. For the six months ended September 30, 2023, our financing business segment used $5.4 million from operating activities, primarily due to changes in financing receivables and accounts receivable, offset by net earnings.

Cash flows related to investing activities: For the six months ended September 30, 2024, we used $127.7 million in investing activities, consisting of $124.6 million for the acquisition of Bailiwick, and $3.3 million for purchases of property, equipment and operating lease equipment offset by $0.2 million of proceeds from the sale of property, equipment, and operating lease equipment. For the six months ended September 30, 2023, we used $53.8 million in investing activities, consisting of $48.6 million for the acquisition of Network Solutions Group (“NSG”), and $5.6 million for purchases of property, equipment and operating lease equipment offset by $0.4 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the six months ended September 30, 2024, cash used in financing activities was $14.3 million, consisting of cash used to repurchase outstanding shares of our common stock of $23.6 million, net repayments of non-recourse and recourse notes payable of $0.8 million, and $2.3 million paid to the sellers of Peak Resources, Inc. based on adjustments to total net assets delivered in our acquisition, partially offset by net borrowings on the floor plan component of our credit facility of $10.6 million, and proceeds of issuance of common stock to employees under an employee stock purchase plan of $1.8 million. For the six months ended September 30, 2023, cash provided by financing activities was $22.6 million, consisting of net borrowings of non-recourse and recourse notes payable of $11.5 million, net borrowings on the floor plan component of our credit facility of $18.0 million, and proceeds of issuance of common stock to employees under an employee stock purchase plan of $1.4 million, partially offset by $8.4 million in cash used to repurchase outstanding shares of our common stock.

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

Please refer to Note 8, “Notes Payable and Credit Facility” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" for additional information concerning our WFCDF Credit Facility.

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

As of September 30, 2024, and March 31, 2024, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $115.7 million and $105.1 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: Our borrowings and repayments under the revolving credit facility are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of September 30, 2024, and March 31, 2024, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both September 30, 2024, and March 31, 2024.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of September 30, 2024, we were not involved in any unconsolidated special purpose entity transactions.

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

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of September 30, 2024, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick. We excluded Bailiwick from our evaluation of the effectiveness of our internal control over financial reporting for the quarter ended September 30, 2024. We are in the process of integrating Bailiwick into our system of internal control over financial reporting. Other than the foregoing, there have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to Note 9, “Commitment and Contingencies” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements."

Item 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1 through July 31, 2024	71,104	$78.10	71,104	1,069,027
August 1 through August 31, 2024	40,066	$86.98	40,066	1,028,961
September 1 through September 30, 2024	29,195	$91.69	29,195	999,766
Total	140,365		140,365

(1)	All shares were acquired in open-market purchases.

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

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

Item 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 26, 2024. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2024).

10.1	ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2024).

10.2
Form of Stock Agreement (for awards of stock in lieu of cash compensation granted to non-employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (filed herewith).

10.3
Form of Restricted Stock Award Agreement (for awards of restricted stock granted to non-employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (filed herewith).

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

ePlus inc.

Date: November 12, 2024	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2024	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)