Form 10-Q
period 2024-12-31
EPLUS INC
filed 2025-02-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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
Yes ☐  No ☒

The number of shares of common stock outstanding as of February 2, 2025, was 26,616,420.

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
•
significant adverse changes in our relationship with one or more of our larger customer accounts or vendors, including decreased account profitability, reductions in contracted services, or a loss of such relationships;
•
a material decrease in the credit quality of our customer base, or a material increase in our credit losses, including by the federal government’s actual or attempted termination for convenience, other contract termination or non-performance;
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
•
domestic and international economic and other legal and regulatory changes, ambiguity and uncertainty (e.g., tariffs, sanctions, tax laws and trade agreements);
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
•
our inability to identify acquisition candidates, perform sufficient due diligence prior to completing an acquisition, successfully integrate a completed acquisition, or identify an opportunity for or successfully completing a business disposition, may affect our earnings;
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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2024	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$253,074	$253,021
Accounts receivable—trade, net	594,175	644,616
Accounts receivable—other, net	62,280	46,884
Inventories	99,021	139,690
Financing receivables—net, current	148,758	102,600
Deferred costs	67,945	59,449
Other current assets	51,445	27,269
Total current assets	1,276,698	1,273,529

Financing receivables and operating leases—net	87,636	79,435
Deferred tax asset	6,087	5,620
Property, equipment, and other assets—net	104,778	89,289
Goodwill	202,794	161,503
Other intangible assets—net	87,783	44,093
TOTAL ASSETS	$1,765,776	$1,653,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$313,046	$315,676
Accounts payable—floor plan	115,744	105,104
Salaries and commissions payable	52,727	43,696
Deferred revenue	154,273	134,596
Non-recourse notes payable—current	24,173	23,288
Other current liabilities	36,848	34,630
Total current liabilities	696,811	656,990

Non-recourse notes payable—long-term	9,622	12,901
Other liabilities	97,003	81,799
TOTAL LIABILITIES	803,436	751,690

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,703 outstanding at December 31, 2024, and 26,952 outstanding at March 31, 2024	276	274
Additional paid-in capital	192,087	180,058
Treasury stock, at cost, 880 shares at December 31, 2024, and 447 shares at March 31, 2024	(57,639)	(23,811)
Retained earnings	825,760	742,978
Accumulated other comprehensive income—foreign currency translation adjustment	1,856	2,280
Total Stockholders' Equity	962,340	901,779
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,765,776	$1,653,469

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net sales
Product	$397,318	$434,371	$1,275,172	$1,457,636
Services	113,647	74,684	295,503	213,205
Total	510,965	509,055	1,570,675	1,670,841
Cost of sales
Product	297,434	328,908	959,027	1,116,046
Services	72,646	46,337	188,291	134,347
Total	370,080	375,245	1,147,318	1,250,393

Gross profit	140,885	133,810	423,357	420,448

Selling, general, and administrative	104,181	89,381	296,760	272,331
Depreciation and amortization	7,676	5,399	18,260	15,821
Interest and financing costs	517	983	1,639	3,054
Operating expenses	112,374	95,763	316,659	291,206

Operating income	28,511	38,047	106,698	129,242

Other income—net	3,650	366	6,302	673

Earnings before tax	32,161	38,413	113,000	129,915

Provision for income taxes	8,028	11,131	30,218	36,122

Net earnings	$24,133	$27,282	$82,782	$93,793

Net earnings per common share—basic	$0.91	$1.02	$3.12	$3.53
Net earnings per common share—diluted	$0.91	$1.02	$3.10	$3.52

Weighted average common shares outstanding—basic	26,495	26,618	26,568	26,598
Weighted average common shares outstanding—diluted	26,620	26,697	26,727	26,665

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

NET EARNINGS	$24,133	$27,282	$82,782	$93,793

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(3,369)	2,027	(424)	1,225

Other comprehensive income (loss)	(3,369)	2,027	(424)	1,225

TOTAL COMPREHENSIVE INCOME	$20,764	$29,309	$82,358	$95,018

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$82,782	$93,793

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,940	19,561
Provision for credit losses	2,669	1,027
Share-based compensation expense	8,385	7,145
Deferred taxes	(472)	(153)
Loss (gain) on disposal of property, equipment, and operating lease equipment	(1,268)	(263)
Changes in:
Accounts receivable	83,254	(68,329)
Inventories	50,660	26,623
Financing receivables—net	(67,316)	(32,666)
Deferred costs and other assets	(39,319)	(13,695)
Accounts payable—trade	(26,556)	68,164
Salaries and commissions payable, deferred revenue, and other liabilities	27,439	42,285
Net cash provided by operating activities	141,198	143,492

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	2,357	469
Purchases of property, equipment, and operating lease equipment	(4,745)	(7,704)
Cash used in acquisitions, net of cash acquired	(124,926)	(48,603)
Net cash used in investing activities	(127,314)	(55,838)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	25,069	293,809
Repayments of non-recourse and recourse notes payable	(17,004)	(277,612)
Proceeds from issuance of common stock	3,635	3,019
Repurchase of common stock	(33,459)	(9,816)
Payments to settle liabilities for acquisitions	(2,307)	-
Net borrowings (repayments) on floor plan facility	10,640	(58,051)
Net cash used in financing activities	(13,426)	(48,651)

Effect of exchange rate changes on cash	(405)	74

Net increase in cash and cash equivalents	53	39,077

Cash and cash equivalents, beginning of period	253,021	103,093

Cash and cash equivalents, end of period	$253,074	$142,170

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine Months Ended December 31,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,716	$2,924
Cash paid for income taxes	$44,505	$32,732
Cash paid for amounts included in the measurement of lease liabilities	$4,331	$2,992

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$1	$11
Purchases of property, equipment, and operating lease equipment	$(431)	$(165)
Borrowing of non-recourse and recourse notes payable	$16,210	$30,329
Debt derecognized due to sales of financial assets	$(26,669)	$(38,465)
Vesting of share-based compensation	$11,872	$9,434
Repurchase of common stock	$(369)	$-
New operating lease assets obtained in exchange for lease obligations	$6,329	$4,883

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine Months Ended December 31, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928
Issuance of restricted stock awards	(1)	-	-	-	-	-	-
Share-based compensation	-	-	2,597	-	-	-	2,597
Repurchase of common stock	(141)	-	-	(11,715)	-	-	(11,715)
Net earnings	-	-	-	-	31,310	-	31,310
Foreign currency translation adjustment	-	-	-	-	-	2,877	2,877

Balance, September 30, 2024	26,798	$276	$187,330	$(47,461)	$801,627	$5,225	$946,997
Issuance of restricted stock awards	6	-	-	-	-	-	-
Issuance of common stock	29	-	1,824	-	-	-	1,824
Share-based compensation	-	-	2,933	-	-	-	2,933
Repurchase of common stock	(130)	-	-	(10,178)	-	-	(10,178)
Net earnings	-	-	-	-	24,133	-	24,133
Foreign currency translation adjustment	-	-	-	-	-	(3,369)	(3,369)

Balance, December 31, 2024	26,703	$276	$192,087	$(57,639)	$825,760	$1,856	$962,340

	Nine Months Ended December 31, 2023
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	153	2	(2)	-	-	-	-
Issuance of common stock	36	-	1,398	-	-	-	1,398
Share-based compensation	-	-	2,205	-	-	-	2,205
Repurchase of common stock	(147)	-	-	(7,371)	-	-	(7,371)
Net earnings	-	-	-	-	33,847	-	33,847
Foreign currency translation adjustment	-	-	-	-	-	947	947

Balance, June 30, 2023	26,947	$274	$170,904	$(21,451)	$661,049	$2,515	$813,291
Issuance of restricted stock awards	10	-	-	-	-	-	-
Share-based compensation	-	-	2,414	-	-	-	2,414
Repurchase of common stock	(15)	-	-	(924)	-	-	(924)
Net earnings	-	-	-	-	32,664	-	32,664
Foreign currency translation adjustment	-	-	-	-	-	(1,749)	(1,749)

Balance, September 30, 2023	26,942	$274	$173,318	$(22,375)	$693,713	$766	$845,696
Issuance of restricted stock awards	1	-	-	-	-	-	-
Issuance of common stock	34	-	1,621	-	-	-	1,621
Share-based compensation	-	-	2,526	-	-	-	2,526
Repurchase of common stock	(23)	-	-	(1,399)	-	-	(1,399)
Net earnings	-	-	-	-	27,282	-	27,282
Foreign currency translation adjustment	-	-	-	-	-	2,027	2,027

Balance, December 31, 2023	26,954	$274	$177,465	$(23,774)	$720,995	$2,793	$877,753

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

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three and nine months ended December 31, 2024, and 2023, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and nine months ended December 31, 2024, and 2023, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2025, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2024 (“2024 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 27% and 36% of our technology business net sales for the three months ended December 31, 2024, and 2023, respectively, and 34% and 45% of our technology business net sales for the nine months ended December 31, 2024, and 2023, respectively.

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

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	December 31, 2024	March 31, 2024
Accounts receivable	$584,991	$635,370
Contract assets	12,851	11,795
Allowance for credit losses	(3,667)	(2,549)
Total accounts receivable—trade, net	$594,175	$644,616

In addition, we had $60.3 million and $44.6 million of receivables from contracts with customers included within financing receivables as of December 31, 2024, and March 31, 2024, respectively.

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we received consideration, or the amount is due from the customer. The following table provides our total balance of contract liabilities (in thousands):

	December 31, 2024	March 31, 2024
Current (included in deferred revenue)	$154,063	$134,110
Non-current (included in other liabilities)	$81,940	$68,174

Revenue recognized from the beginning contract liability balance was $24.8 million and $97.3 million for the three and nine months ended December 31, 2024, respectively, and $15.5 million and $70.1 million for the three and nine months ended December 31, 2023, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2025	$30,911
Year ending March 31, 2026	73,090
Year ending March 31, 2027	38,922
Year ending March 31, 2028	17,869
Year ending March 31, 2029, and thereafter	11,388
Total remaining performance obligations	$172,180

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the three and nine months ended December 31, 2024, and 2023 (in thousands):

	Three months Ended December 31,		Nine months Ended December 31,
	2024	2023	2024	2023
Net sales	$13,107	$7,418	$24,472	$19,913
Cost of sales	11,236	6,666	21,251	18,189
Gross profit	$1,871	$752	$3,221	$1,724

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the three and nine months ended December 31, 2024, and 2023 (in thousands):

	Three months Ended December 31,		Nine months Ended December 31,
	2024	2023	2024	2023
Interest income on sales-type leases	$2,725	$1,912	$6,967	$4,898
Lease income on operating leases	$1,908	$2,757	$6,869	$8,366

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables – net (in thousands):

	Notes	Sales-Type Lease	Financing
December 31, 2024	Receivable	Receivables	Receivables
Gross receivables	$146,243	$104,017	$250,260
Unguaranteed residual value (1)	-	13,357	13,357
Unearned income	(9,127)	(16,225)	(25,352)
Allowance for credit losses (2)	(1,677)	(2,028)	(3,705)
Total, net	$135,439	$99,121	$234,560
Reported as:
Current	$91,848	$56,910	$148,758
Long-term	43,591	42,211	85,802
Total, net	$135,439	$99,121	$234,560

(1)
Includes unguaranteed residual values of $4,751 thousand that we retained after selling the related lease receivable.
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
(2)
Refer to Note 7, “Allowance for Credit Losses” for details.

OPERATING LEASES—NET

Operating leases—net represents leases that do not qualify as sales-type leases. The components of the operating leases—net are as follows (in thousands):

	December 31, 2024	March 31, 2024
Cost of equipment under operating leases	$5,228	$10,744
Accumulated depreciation	(3,394)	(7,128)
Operating leases—net (1)	$1,834	$3,616

(1)
Amounts include estimated unguaranteed residual values of $946 thousand and $1,346 thousand as of December 31, 2024, and March 31, 2024, respectively.

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of December 31, 2024, and March 31, 2024, we had financing receivables of $34.4 million and $45.8 million, respectively, and operating leases of $0.8 million and $2.8 million, respectively, which were collateral for non-recourse notes payable. See Note 8, “Notes Payable and Credit Facility.”

For transfers accounted for as a sale, we derecognize the carrying value of the asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. During the three months ended December 31, 2024, and 2023, we recognized net gains of $8.5 million and $8.1 million, respectively, and total proceeds from these sales were $192.6 million and $422.1 million, respectively. For the nine months ended December 31, 2024, and 2023, we recognized net gains of $24.3 million and $16.3 million, respectively, and total proceeds from these sales were $517.6 million and $704.3 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenue, which is recognized as we perform the services. As of December 31, 2024, and March 31, 2024, we had deferred revenue of $0.3 million and $0.4 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of December 31, 2024, and March 31, 2024, the total potential payments that could result from these indemnities was immaterial.

5.
LESSEE ACCOUNTING

We lease office space for periods of up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets. We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. We recognize operating lease cost as part of selling, general and administrative expenses. We recognized operating lease cost of $1.8 million and $1.4 million for the three months ended December 31, 2024, and 2023, respectively, and $4.7 million and $4.4 million for the nine months ended December 31, 2024, and 2023, respectively.

6.
GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in each segment for the nine months ended December 31, 2024 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2024 (1)	$129,108	$22,497	$9,898	$161,503
Acquisitions	30	41,275	-	41,305
Foreign currency translations	(11)	(2)	(1)	(14)
Balance, December 31, 2024 (1)	$129,127	$63,770	$9,897	$202,794

(1)
Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

We added $41.3 million in goodwill from our acquisition of Bailiwick Services, LLC (“Bailiwick”) that closed on August 19, 2024. Please refer to Note 15, “Business Combinations” for details of the Bailiwick acquisition.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In our annual test as of October 1, 2024, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our product, professional services, and managed services reporting units continued to exceed their carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development. The following table provides the composition of our purchased intangible assets on December 31, 2024, and March 31, 2024 (in thousands):

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$167,033	$(87,596)	$79,437	$117,682	$(73,870)	$43,812
Trade names and other	11,446	(3,168)	8,278	2,798	(2,725)	73
Total	$178,479	$(90,764)	$87,715	$120,480	$(76,595)	$43,885

Our customer relationships, trade names, and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for purchased intangibles was $6.0 million and $3.9 million for the three months ended December 31, 2024, and 2023, respectively, and $14.2 million and $11.3 million for the nine months ended December 31, 2024, and 2023, respectively.

Our capitalized software development had a carrying value of $0.1 million and $0.2 million on December 31, 2024, and March 31, 2024, respectively.

7.
ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the nine months ended December 31, 2024, and 2023 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2024	$2,687	$1,056	$1,435	$5,178
Provision for credit losses	1,455	620	594	2,669
Write-offs and other	(379)	1	(1)	(379)
Balance as of December 31, 2024	$3,763	$1,677	$2,028	$7,468

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of April 1, 2023	$2,572	$801	$981	$4,354
Provision for credit losses	516	27	484	1,027
Write-offs and other	(89)	1	(1)	(89)
Balance as of December 31, 2023	$2,999	$829	$1,464	$5,292

We evaluate our customers using an internally assigned credit quality rating “CQR.” The CQR categories of our financing receivables are:

●
High CQR: This rating includes accounts with excellent to good business credit, asset quality and capacity to meet financial obligations. Loss rates in this category are generally less than 1%.

●
Average CQR: This rating includes accounts with average credit risk that are more susceptible to loss in the event of adverse business or economic conditions. Loss rates in this category are in the range of 1% to 8%.

●
Low CQR: This rating includes accounts that are impaired or may become impaired due to marginal credit and other events or risks that may impact collection. The loss rates in this category in the normal course are greater than 8% and up to 100%.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of December 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2025	2024	2023	2022	2021	2020 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$70,090	$12,606	$5,911	$1,046	$1,239	$-	$90,892	$(16,379)	$74,513
Average CQR	38,167	4,690	2,317	63	20	-	45,257	(1,763)	43,494
Low CQR	-	58	909	-	-	-	967	-	967
Total	$108,257	$17,354	$9,137	$1,109	$1,259	$-	$137,116	$(18,142)	$118,974

Lease receivables:
High CQR	$38,937	$11,776	$6,021	$762	$325	$32	$57,853	$(7,363)	$50,490
Average CQR	19,687	11,401	5,351	792	56	-	37,287	(6,691)	30,596
Low CQR	-	354	579		325	-	1,258	-	1,258
Total	$58,624	$23,531	$11,951	$1,554	$706	$32	$96,398	$(14,054)	$82,344

Total amortized cost (1)	$166,881	$40,885	$21,088	$2,663	$1,965	$32	$233,514	$(32,196)	$201,318

(1)   Excludes unguaranteed residual values of $4,751 thousand that we retained after selling the related lease receivable.
(2)   Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$63,934	$15,821	$3,440	$2,656	$30	$-	$85,881	$(25,683)	$60,198
Average CQR	18,715	3,260	302	52	-	-	22,329	(3,476)	18,853
Low CQR	-	-	-	-	-	-	-	-	-
Total	$82,649	$19,081	$3,742	$2,708	$30	$-	$108,210	$(29,159)	$79,051

Lease receivables:
High CQR	$22,123	$9,457	$1,341	$1,151	$100	$7	$34,179	$(1,128)	$33,051
Average CQR	22,861	9,548	2,133	259	2	-	34,803	(5,436)	29,367
Total	$44,984	$19,005	$3,474	$1,410	$102	$7	$68,982	$(6,564)	$62,418

Total amortized cost (1)	$127,633	$38,086	$7,216	$4,118	$132	$7	$177,192	$(35,723)	$141,469

(1)   Excludes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)   Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides an aging analysis of our financing receivables as of December 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$2,264	$671	$2,677	$5,612	$17,545	$23,157	$113,959	$137,116
Lease receivables	1,221	968	1,706	3,895	4,193	8,088	88,310	96,398
Total	$3,485	$1,639	$4,383	$9,507	$21,738	$31,245	$202,269	$233,514

 The following table provides an aging analysis of our financing receivables as of March 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,251	$334	$2,484	$4,069	$9,337	$13,406	$94,804	$108,210
Lease receivables	1,174	284	2,213	3,671	4,691	8,362	60,620	68,982
Total	$2,425	$618	$4,697	$7,740	$14,028	$21,768	$155,424	$177,192

Our financial assets on nonaccrual status were not significant as of December 31, 2024, and March 31, 2024.

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

Under the accounts payable floor plan facility, we had an outstanding balance of $115.7 million and $105.1 million as of December 31, 2024, and March 31, 2024, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

Under the revolving credit facility, we had no balance outstanding as of December 31, 2024, and March 31, 2024.

The fair value of the outstanding balances under the WFCDF Credit Facility were approximately equal to their carrying value as of December 31, 2024, and March 31, 2024.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of December 31, 2024, and March 31, 2024, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consists of borrowings that, in the event of a default by a customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of December 31, 2024, and March 31, 2024, we had $33.8 million and $36.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 6.40% and 6.49%, as of December 31, 2024, and March 31, 2024, respectively.

9.         COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of December 31, 2024, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December 31, 2024, and 2023, respectively (in thousands, except per share data).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net earnings attributable to common shareholders — basic and diluted	$24,133	$27,282	$82,782	$93,793

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,495	26,618	26,568	26,598
Effect of dilutive shares	125	79	159	67
Weighted average common shares outstanding — diluted	26,620	26,697	26,727	26,665

Earnings per common share — basic	$0.91	$1.02	$3.12	$3.53

Earnings per common share — diluted	$0.91	$1.02	$3.10	$3.52

11.      STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024. Previously, on March 22, 2023, our board of directors had authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. Under both authorized share repurchase programs, purchases may be made from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2024, we purchased 380,522 shares of our outstanding common stock at a value of $30.0 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2023, we purchased 131,263 shares of our outstanding common stock at a value of $6.7 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

12.      SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of December 31, 2024, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

On September 12, 2024, our shareholders approved the 2024 Director LTIP. The 2024 Director LTIP replaces the 2017 Director LTIP. Beginning September 12, 2024, we permanently ceased issuing any additional shares under the 2017 Director LTIP. The maximum aggregate number of shares that may be issued as restricted shares under the 2024 Director LTIP is 300,000 shares.

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the nine months ended December 31, 2024, we granted 729 restricted shares of our stock under the 2017 Director LTIP, 6,628 restricted shares of our stock under the 2024 Director LTIP, and 121,097 restricted shares of our stock under the 2021 Employee LTIP. For the nine months ended December 31, 2023, we granted 13,120 shares of our stock under the 2017 Director LTIP, and 152,865 restricted shares of our stock under the 2021 Employee LTIP. A summary of our restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	308,411	$55.02
Granted	128,454	$74.01
Vested	(158,221)	$53.51
Forfeited	(2,858)	$59.33
Nonvested December 31, 2024	275,786	$64.77

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

The following table provides a summary of the nonvested PSUs for the nine months ended December 31, 2024:

	Number of units	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	15,120	$61.17
Granted	19,415	$78.54
Vested	-	$-
Forfeited	-	$-
Nonvested December 31, 2024	34,535	$70.94

EMPLOYEE STOCK PURCHASE PLAN

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase up to an aggregate of 2.50 million shares of our stock. Employees in this plan contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the nine months ended December 31, 2024, and December 31, 2023, we issued 58,064 shares at a weighted average price of $62.61 per share and 70,715 shares at a weighted average price of $42.69 per share, respectively, under the ESPP. As of December 31, 2024, there were 2.37 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three and nine months ended December 31, 2024, and 2023, respectively (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Equity-based compensation expense	$2,933	$2,526	$8,385	$7,145
Income tax benefit	(736)	(733)	(2,247)	(1,986)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of December 31, 2024, the total unrecognized compensation expense related to non-vested restricted stock was $13.0 million, which is expected to be recognized over a weighted-average period of 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended December 31, 2024, and 2023, were $1.5 million and $1.0 million, respectively. For the nine months ended December 31, 2024, and 2023, our estimated contribution expense for the plan was $4.2 million and $3.6 million, respectively.

13.      INCOME TAXES

Our provision for income tax expense was $8.0 million and $30.2 million for the three and nine months ended December 31, 2024, as compared to $11.1 million and $36.1 million for the same three-and nine-month periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2024, was 25.0% and 26.7% respectively, compared with 29.0% and 27.8%, respectively, for the same three- and nine-month periods in the prior year. Our effective income tax rate for the three and nine months ended December 31, 2024, was lower compared to the same three- and nine-month periods in the prior year primarily due to lower state taxes. The effective tax rate for the three and nine months ended December 31, 2024, and December 31, 2023, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

14.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2024, and March 31, 2024 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Money market funds	$131,199	$131,199	$-	$-

March 31, 2024
Assets:
Money market funds	$179,709	$179,709	$-	$-

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

Our preliminary sum for consideration transferred is $124.9 million, which consists of $126.2 million paid in cash at closing, less $1.5 million cash acquired, plus $0.2 million paid in December 2024 to the sellers based on adjustments to a determination of the total net assets delivered. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$41,719
Contract assets	7,712
Other assets	20,669
Identified intangible assets	58,010
Accounts payable and other liabilities	(38,273)
Contract liabilities	(6,216)
Total identifiable net assets	83,621
Goodwill	41,305
Total purchase consideration	$124,926

The identified intangible assets of $58.0 million consists of customer relationships of $49.3 million with an estimated useful life of ten years and trade name of $8.7 million with a preliminary useful life of seven years.

We recognized goodwill related to this transaction of $41.3 million, which was assigned to our professional services and product segments. The goodwill recognized in the Bailiwick acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill expected to be deductible for tax purposes is $44.4 million.

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

We refer to the product segment, professional services segment, and managed services segment collectively as our technology business. Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. With our acquisition of Bailiwick, our professional services segment also includes projects supporting digital signage, electric vehicle (“EV”) charging solutions, loss prevention and security, store openings, and store closings. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services.

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

The following table provides reportable segment information (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales
Product	$379,472	$419,478	$1,226,397	$1,418,581
Professional services	69,497	40,044	168,676	113,870
Managed services	44,150	34,640	126,827	99,335
Financing	17,846	14,893	48,775	39,055
Total	510,965	509,055	1,570,675	1,670,841

Gross profit
Product	84,046	91,919	271,910	308,059
Professional services	27,841	17,332	68,879	47,852
Managed services	13,160	11,015	38,333	31,006
Financing	15,838	13,544	44,235	33,531
Total	140,885	133,810	423,357	420,448

Operating expenses
Technology business	108,117	91,599	302,835	278,869
Financing	4,257	4,164	13,824	12,337
Total	112,374	95,763	316,659	291,206

Operating income
Technology business	16,930	28,667	76,287	108,048
Financing	11,581	9,380	30,411	21,194
Total	28,511	38,047	106,698	129,242

Other income—net	3,650	366	6,302	673

Earnings before tax	$32,161	$38,413	$113,000	$129,915

Depreciation and amortization
Technology business	$7,676	$5,381	$18,260	$15,747
Financing	-	18	-	74
Total	$7,676	$5,399	$18,260	$15,821

Interest and financing costs
Technology business	$-	$217	$-	$1,428
Financing	517	766	1,639	1,626
Total	$517	$983	$1,639	$3,054

Selected Financial Data - Statement of Cash Flow

Purchases of property, equipment, and operating lease equipment
Technology business	$1,487	$2,028	$3,358	$6,717
Financing	-	68	1,387	987
Total	$1,487	$2,096	$4,745	$7,704

The following tables provide a disaggregation of net sales by source and further disaggregates our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended December 31, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$366,365	$69,497	$44,150	$3,434	$483,446
Financing and other	13,107	-	-	14,412	27,519
Total	$379,472	$69,497	$44,150	$17,846	$510,965

Timing and position as principal or agent:
Transferred at a point in time as principal	$318,849	$-	$-	$3,434	$322,283
Transferred at a point in time as agent	47,516	-	-	-	47,516
Transferred over time as principal	-	69,497	44,150	-	113,647
Total revenue from contracts with customers	$366,365	$69,497	$44,150	$3,434	$483,446

	Nine months ended December 31, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,201,925	$168,676	$126,827	$5,191	$1,502,619
Financing and other	24,472	-	-	43,584	68,056
Total	$1,226,397	$168,676	$126,827	$48,775	$1,570,675

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,068,023	$-	$-	$5,191	$1,073,214
Transferred at a point in time as agent	133,902	-	-	-	133,902
Transferred over time as principal	-	168,676	126,827	-	295,503
Total revenue from contracts with customers	$1,201,925	$168,676	$126,827	$5,191	$1,502,619

	Three months ended December 31, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$412,060	$40,044	$34,640	$774	$487,518
Financing and other	7,418	-	-	14,119	21,537
Total	$419,478	$40,044	$34,640	$14,893	$509,055

Timing and position as principal or agent:
Transferred at a point in time as principal	$367,350	$-	$-	$774	$368,124
Transferred at a point in time as agent	44,710	-	-	-	44,710
Transferred over time as principal	-	40,044	34,640	-	74,684
Total revenue from contracts with customers	$412,060	$40,044	$34,640	$774	$487,518

	Nine months ended December 31, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,398,668	$113,870	$99,335	$4,899	$1,616,772
Financing and other	19,913	-	-	34,156	54,069
Total	$1,418,581	$113,870	$99,335	$39,055	$1,670,841

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,262,010	$-	$-	$4,899	$1,266,909
Transferred at a point in time as agent	136,658	-	-	-	136,658
Transferred over time as principal	-	113,870	99,335	-	213,205
Total revenue from contracts with customers	$1,398,668	$113,870	$99,335	$4,899	$1,616,772

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Customer end market:
Telecom, Media & Entertainment	$126,201	$139,551	$352,624	$405,192
State and local government and educational institutions	71,412	60,108	261,195	264,419
Technology	71,293	83,951	235,387	268,302
Healthcare	58,670	55,504	212,185	214,182
Financial Services	46,217	38,816	130,701	174,391
All others	119,326	116,232	329,808	305,300
Net sales	493,119	494,162	1,521,900	1,631,786
Less: Revenue from financing and other	(13,107)	(7,418)	(24,472)	(19,913)
Revenue from contracts with customers	$480,012	$486,744	$1,497,428	$1,611,873

Type:
Networking	$181,367	$209,936	$602,883	$723,760
Cloud	116,864	120,253	375,431	427,365
Security	53,919	58,822	143,133	156,504
Collaboration	8,391	13,608	47,278	53,647
Other	18,931	16,859	57,672	57,305
Total product	379,472	419,478	1,226,397	1,418,581

Professional services	69,497	40,044	168,676	113,870
Managed services	44,150	34,640	126,827	99,335
Net sales	493,119	494,162	1,521,900	1,631,786
Less: Revenue from financing and other	(13,107)	(7,418)	(24,472)	(19,913)
Revenue from contracts with customers	$480,012	$486,744	$1,497,428	$1,611,873

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

Our go-to-market strategy focuses primarily on diverse end-markets for middle market to large enterprises. We serve customers in markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, retail, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore. Our technology business segments accounted for 97% of our net sales and 71% of our operating income, while our financing business segment accounted for 3% of our net sales and 29% of our operating income, for the nine months ended December 31, 2024.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

•
General economic concerns including inflation, tariffs, sanctions, rising interest rates, staffing shortages, remote work trends, and geopolitical concerns may impact our customers’ willingness to spend on technology and services.

•
We are experiencing pricing pressure and project delays within our enterprise accounts impacting our gross profit. Our financing quotes are generally indexed to market rates to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available for certain transactions and more stringent assessment of our financing arrangements from our lenders. Additionally, there is uncertainty as to how the change in the governmental administration will impact current and future transactions involving the US federal government.

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

•
Modernizing legacy applications, data modernization, reducing operational complexity, securing workloads, the cost and performance of IT operations, and agility are changing the way companies are purchasing and consuming technology. These are fueling deployments of solutions on cloud, managed services and hybrid platforms and licensing models, which may include invoicing over the term of the engagement.

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

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use gross billings as an operational metric to assess the volume of transactions or market share for our technology business segments—product, professional services, and managed services—as well as to understand changes in our accounts receivable and accounts payable balances and our statement of cash flows. We believe our gross billings metrics will aid investors in the same manner to evaluate our business.

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

In footnotes (1) and (2) of the tables that immediately follow the next paragraph are our reasons for using and presenting Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share-diluted.

The following tables provide our key business metrics for our consolidated entity, our technology business segments- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2024	2023	2024	2023
Financial metrics
Net sales	$510,965	$509,055	$1,570,675	$1,670,841

Gross profit	$140,885	$133,810	$423,357	$420,448
Gross margin	27.6%	26.3%	27.0%	25.2%
Operating income margin	5.6%	7.5%	6.8%	7.7%

Net earnings	$24,133	$27,282	$82,782	$93,793
Net earnings margin	4.7%	5.4%	5.3%	5.6%
Net earnings per common share - diluted	$0.91	$1.02	$3.10	$3.52

Non-GAAP financial metrics
Non-GAAP: Net earnings (1)	$28,084	$31,546	$94,909	$106,399
Non-GAAP: Net earnings per common share - diluted (1)	$1.06	$1.18	$3.56	$3.99

Adjusted EBITDA (2)	$39,149	$46,189	$134,415	$153,636
Adjusted EBITDA margin (2)	7.7%	9.1%	8.6%	9.2%

Technology business segments
Financial metrics
Net sales
Product	$379,472	$419,478	$1,226,397	$1,418,581
Professional services	69,497	40,044	168,676	113,870
Managed services	44,150	34,640	126,827	99,335
Total	$493,119	$494,162	$1,521,900	$1,631,786

Gross profit
Product	$84,046	$91,919	$271,910	$308,059
Professional services	27,841	17,332	68,879	47,852
Managed services	13,160	11,015	38,333	31,006
Total	$125,047	$120,266	$379,122	$386,917

Gross margin
Product	22.1%	21.9%	22.2%	21.7%
Professional services	40.1%	43.3%	40.8%	42.0%
Managed services	29.8%	31.8%	30.2%	31.2%
Total	25.4%	24.3%	24.9%	23.7%

Operating income	$16,930	$28,667	$76,287	$108,048

Non-GAAP financial metric
Adjusted EBITDA (2)	$27,498	$36,725	$103,803	$132,170

Operational metrics
Gross billings (3)
Networking	$214,762	$251,322	$716,087	$839,638
Cloud	207,762	181,559	644,888	641,120
Security	190,808	189,476	506,256	480,159
Collaboration	22,381	23,180	102,074	97,111
Other	76,513	55,473	193,650	203,805
Product gross billings	712,226	701,010	2,162,955	2,261,833
Service gross billings	137,320	95,976	328,527	233,618
Total gross billings	$849,546	$796,986	$2,491,482	$2,495,451

Financing business segment
Financial metrics
Net sales	$17,846	$14,893	$48,775	$39,055

Gross profit	$15,838	$13,544	$44,235	$33,531

Operating income	$11,581	$9,380	$30,411	$21,194

Non-GAAP financial metric
Adjusted EBITDA (2)	$11,651	$9,464	$30,612	$21,466

(1)   Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted or similarly titled measures differently, which may reduce their usefulness as comparative measures. Our acquisition related expenses for the three and nine months ended December 31, 2024 are related to our acquisition of Bailiwick.

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
GAAP: Earnings before tax	$32,161	$38,413	$113,000	$129,915
Share-based compensation	2,933	2,526	8,385	7,145
Acquisition related expenses	29	-	1,072	-
Acquisition related amortization expense	5,983	3,856	14,180	11,348
Other income—net	(3,650)	(366)	(6,302)	(673)
Non-GAAP: Earnings before provision for income taxes	37,456	44,429	130,335	147,735

GAAP: Provision for income taxes	8,028	11,131	30,218	36,122
Share-based compensation	734	733	2,263	2,005
Acquisition related expenses	7	-	300	-
Acquisition related amortization expense	1,495	1,115	3,788	3,173
Other income—net	(913)	(106)	(1,656)	(190)
Tax benefit (expense) on restricted stock	21	10	513	226
Non-GAAP: Provision for income taxes	9,372	12,883	35,426	41,336

Non-GAAP: Net earnings	$28,084	$31,546	$94,909	$106,399

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
GAAP: Net earnings per common share - diluted	$0.91	$1.02	$3.10	$3.52

Share-based compensation	0.08	0.07	0.23	0.19
Acquisition related expenses	-	-	0.03	-
Acquisition related amortization expense	0.17	0.10	0.39	0.30
Other income—net	(0.10)	-	(0.17)	(0.01)
Tax benefit (expense) on restricted stock	-	(0.01)	(0.02)	(0.01)
Total non-GAAP adjustments - net of tax	0.15	0.16	0.46	0.47

Non-GAAP: Net earnings per common share - diluted	$1.06	$1.18	$3.56	$3.99

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Consolidated	2024	2023	2024	2023
Net earnings	$24,133	$27,282	$82,782	$93,793
Provision for income taxes	8,028	11,131	30,218	36,122
Share-based compensation	2,933	2,526	8,385	7,145
Depreciation and amortization	7,676	5,399	18,260	15,821
Acquisition related expenses	29	-	1,072	-
Interest and financing costs	-	217	-	1,428
Other income—net	(3,650)	(366)	(6,302)	(673)
Adjusted EBITDA	$39,149	$46,189	$134,415	$153,636

Technology business segments
Operating income	$16,930	$28,667	$76,287	$108,048
Share-based compensation	2,863	2,460	8,184	6,947
Depreciation and amortization	7,676	5,381	18,260	15,747
Acquisition related expenses	29	-	1,072	-
Interest and financing costs	-	217	-	1,428
Adjusted EBITDA	$27,498	$36,725	$103,803	$132,170

Financing business segment
Operating income	$11,581	$9,380	$30,411	$21,194
Share-based compensation	70	66	201	198
Depreciation and amortization	-	18	-	74
Adjusted EBITDA	$11,651	$9,464	$30,612	$21,466

(3)      Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes. Gross billings includes the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, includes amounts that will not be recognized as revenue.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended December 31, 2024, increased 0.4%, to $511.0 million, or an increase of $1.9 million compared to $509.1 million in the same three-month period in the prior year. The increase in net sales was driven by higher service revenues from our technology business segments and higher revenue from our financing business segment, offset by lower product revenue in our technology business segments. For additional information, see the “Segment Results of Operations” below.

Net sales for the nine months ended December 31, 2024, decreased 6.0%, to $1,570.7 million, or a decrease of $100.1 million compared to $1,670.8 million in the same nine-month period in the prior year. The decrease in net sales was driven by lower product revenues offset by higher managed services and professional services revenue from our technology business segments, and higher revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the three months ended December 31, 2024, increased 5.3%, to $140.9 million, compared to $133.8 million in the same three-month period in the prior year as increases in professional and managed services were partially offset by declines in product sales. Overall, gross margins were up by 130 basis points to 27.6%, primarily due to higher product margins led by a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis, partially offset by lower services margins.

Gross profit for the nine months ended December 31, 2024, increased 0.7%, to $423.4 million, compared to $420.4 million in the same nine-month period in the prior year as increases in professional and managed services were partially offset by declines in product sales. Overall, gross margins were up by 180 basis points to 27.0% primarily due to higher product margins led by a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis, partially offset by lower service margins.

Operating expenses: Operating expenses for the three months ended December 31, 2024, increased $16.6 million, or 17.3%, to $112.4 million, as compared to $95.8 million for the same three-month period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, general and administrative expenses, depreciation and amortization expenses, and provision for credit losses, offset by a slight decrease in interest and financing costs. Our increases in these categories for the three-month period December 31, 2024, compared to the same period in the prior year, were partially due to our acquisition of Bailiwick in August 2024. As of December 31, 2024, we had 2,291 employees, an increase of 20.8% from 1,897 as of December 31, 2023, largely due to our acquisition of Bailiwick in August 2024. For additional information, see the “Segment Results of Operations” below.

Operating expenses for the nine months ended December 31, 2024, increased $25.5 million, or 8.7%, to $316.7 million, as compared to $291.2 million for the same nine-month period in the prior year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, general and administrative expenses, acquisition related expenses, depreciation and amortization expenses, and share-based compensation, partially offset by a decrease in interest and financing costs. Our increases in these categories for the nine-month period ended December 31, 2024, compared to the same period in the prior year, were partially due to our acquisition of Bailiwick in August 2024. For additional information, see the “Segment Results of Operations” below.

Operating income: As a result of the foregoing, operating income for the three months ended December 31, 2024, decreased $9.5 million, or 25.1%, to $28.5 million, as compared to $38.0 million for the same three-month period in the prior year, and operating income margin decreased by 190 basis points to 5.6%.

As a result of the foregoing, operating income for the nine months ended December 31, 2024, decreased $22.5 million, or 17.4%, to $106.7 million, as compared to $129.2 million for the same nine-month period in the prior year, and operating income margin decreased by 90 basis points to 6.8%.

Adjusted EBITDA for the three months ended December 31, 2024, was $39.1 million, a decrease of $7.1 million, or 15.2%, compared to $46.2 million for the same three-month period in the prior year. Adjusted EBITDA margin for the three months ended December 31, 2024, decreased 140 basis points to 7.7%, as compared to 9.1% for the three months ended December 31, 2023. The decrease in Adjusted EBITDA margin was due to an increase in operating expenses, offset by an increase in gross profit.

Adjusted EBITDA for the nine months ended December 31, 2024, was $134.4 million, a decrease of $19.2 million, or 12.5%, compared to $153.6 million for the same nine-month period in the prior year. Adjusted EBITDA margin for the nine months ended December 31, 2024, decreased 60 basis points to 8.6%, as compared to the nine months ended December 31, 2023, of 9.2%. The decrease in Adjusted EBITDA margin was due to an increase in operating expenses, offset by an increase in gross profit.

Net earnings per common share—diluted for the three months ended December 31, 2024, decreased $0.11, or 10.8%, to $0.91 per share, as compared to $1.02 per share in the same three-month period in the prior year. Non-GAAP: Net earnings per common share—diluted for the three months ended December 31, 2024, decreased $0.12, or 10.2%, to $1.06 per share, as compared to $1.18 per share for the three months ended December 31, 2023.

Net earnings per common share—diluted for the nine months ended December 31, 2024, decreased $0.42, or 11.9%, to $3.10 per share, as compared to $3.52 per share in the same nine-month period in the prior year. Non-GAAP: Net earnings per common share—diluted for the nine months ended December 31, 2024, decreased $0.43, or 10.8%, to $3.56 per share, as compared to $3.99 per share for the nine months ended December 31, 2023.

SEGMENT OVERVIEW

TECHNOLOGY BUSINESS SEGMENTS

Our technology business includes three segments: product, professional services, and managed services as further discussed below.

●     Product segment: Our product segment consists of the sale of third-party hardware, third-party perpetual and subscription software, and third-party maintenance, software assurance, and other third-party services. The product segment also includes internet-based business-to-business supply chain management solutions for IT products.

●     Professional services segment: Our professional services segment includes our advanced professional services to our customers that are performed under time and materials, fixed fee, or milestone contracts. Professional services include consulting, assessments, configuration, logistic services, training, staff augmentation services, and project management services. With the acquisition of Bailiwick, our professional services also include projects supporting digital signage, EV charging solutions, loss prevention and security, store openings, and store closings.

●     Managed services segment: Our managed services segment includes our advanced managed services that encompass managing various aspects of our customers’ environments that are billed in regular intervals over a contract term, usually between three to five years. Managed services also include security solutions, storage-as-a-service, cloud hosted services, cloud managed services, and service desk services.

We manage each technology business segment based on gross profit and manage the operating expenses associated with these segments in the aggregate as our technology business.

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

We endeavor to minimize the cost of sales in our product segment through incentive programs provided by vendors and distributors. The programs we qualify for are generally set by our reseller authorization level with the vendor. The authorization level we achieve and maintain governs the types of products we can resell as well as such items as variable discounts applied against the list price, funds provided for the marketing of these products and other special promotions. These authorization levels are achieved by us through purchase volume, certifications held by sales executives or engineers and/or contractual commitments by us. The authorization levels are costly to maintain, and these programs continually change; therefore, there is no guarantee of future reductions of cost of sales provided by these vendor consideration programs.

FINANCING BUSINESS SEGMENT

Our financing business segment offers financing solutions to corporations, government contractors in arrangements where the federal government is the end user, and SLED institutions in the US, which accounts for most of our transactions, and to corporations in select international markets including Canada, the UK, and the EU. Our financing business segment leases IT equipment, medical equipment, and other equipment, and sells the off-lease equipment at the end of the lease. Additionally, our financing business segment finances purchases of third-party software licenses, software assurance, maintenance, and other services.

Financing revenue generally falls into the following three categories:

●     Portfolio income: Interest income from financing receivables and rents due under operating leases.

●    Transactional gains: Net gains or losses on the sale of financial assets.

●    Post-contract earnings: Month-to-month rents; early termination, prepayment, make-whole, or buyout fees; and the sale of off-lease (used) equipment.

FLUCTUATIONS IN OPERATING RESULTS

Our operating results may fluctuate due to customer demand for our products and services, competitive customer pricing, supplier costs (including tariffs), product availability, changes in vendor incentive programs, interest rate fluctuations, currency fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by hiring additional staff for specific targeted market areas and roles whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may impact our operating results.

SEGMENT RESULTS OF OPERATIONS

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Financial metrics
Net sales
Product	$379,472	$419,478	$1,226,397	$1,418,581
Professional services	69,497	40,044	168,676	113,870
Managed services	44,150	34,640	126,827	99,335
Total	$493,119	$494,162	$1,521,900	$1,631,786

Gross Profit
Product	84,046	91,919	271,910	308,059
Professional services	27,841	17,332	68,879	47,852
Managed services	13,160	11,015	38,333	31,006
Total	125,047	120,266	379,122	386,917

Selling, general, and administrative	100,441	86,001	284,575	261,694
Depreciation and amortization	7,676	5,381	18,260	15,747
Interest and financing costs	-	217	-	1,428
Operating expenses	108,117	91,599	302,835	278,869

Operating income	$16,930	$28,667	$76,287	$108,048

Key metrics & other information
Gross billings	$849,546	$796,986	$2,491,482	$2,495,451
Adjusted EBITDA	$27,498	$36,725	$103,803	$132,170
Product margin	22.1%	21.9%	22.2%	21.7%
Professional services margin	40.1%	43.3%	40.8%	42.0%
Managed services margin	29.8%	31.8%	30.2%	31.2%

Net sales by customer end market:
Telecom, media & entertainment	$126,201	$139,551	$352,624	$405,192
SLED	71,412	60,108	261,195	264,419
Technology	71,293	83,951	235,387	268,302
Healthcare	58,670	55,504	212,185	214,182
Financial services	46,217	38,816	130,701	174,391
All others	119,326	116,232	329,808	305,300
Total	$493,119	$494,162	$1,521,900	$1,631,786

Net sales by type:
Networking	181,367	209,936	602,883	723,760
Cloud	116,864	120,253	375,431	427,365
Security	53,919	58,822	143,133	156,504
Collaboration	8,391	13,608	47,278	53,647
Other	18,931	16,859	57,672	57,305
Total product	$379,472	$419,478	$1,226,397	$1,418,581

Professional services	69,497	40,044	168,676	113,870
Managed services	44,150	34,640	126,827	99,335
Total	$493,119	$494,162	$1,521,900	$1,631,786

Net sales: Net sales of the combined technology business segments for the three months ended December 31, 2024, decreased compared to the three months ended December 31, 2023, driven by decreased net sales to customers in telecom, media, and entertainment, and technology industries, partially offset by increased net sales to customers in SLED, healthcare, and financial service industries.

Net sales of the combined technology business segments for the nine months ended December 31, 2024, decreased compared to the nine months ended December 31, 2023, driven by decreased net sales to customers in telecom, media, and entertainment, technology, SLED, healthcare, and financial service industries.

Product segment sales for the three and nine months ended December 31, 2024, decreased compared to the same three- and nine-month periods in the prior year, due to lower sales of networking equipment, cloud, collaboration, and security products. Our decrease in net sales for the three months ended December 31, 2024, compared to the same period in the prior year, was due to a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis, partially offset by higher demand. Our decrease in net sales for the nine months ended December 31, 2024, compared to the same period in the prior year, was due to decreases in demand and a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT-related initiatives.

Professional services segment sales for the three and nine months ended December 31, 2024, increased compared to the same three- and nine-month periods in the prior year, primarily due to increases in revenues from the acquisition of Bailiwick.

Managed services segment sales for the three and nine months ended December 31, 2024, increased compared to the same three- and nine-month periods in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support, cloud services, and service desk services.

Gross profit: Gross profit of the combined technology business segments for the three months ended December 31, 2024, increased compared to the three months ended December 31, 2023, due to higher gross profits on professional and managed services, partially offset by lower gross profits on products. Gross margin increased for this period by 110 basis points to 25.4% due to higher gross margins on products due to a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis offset by lower gross margins on services.

Gross profit of the combined technology business segments for the nine months ended December 31, 2024, decreased compared to the nine months ended December 31, 2023, due to a decrease in product sales, partially offset by an increase in professional and managed services sales. Gross margin increased for this period by 120 basis points to 24.9% due to higher product margins, partially offset by lower managed services and professional services margin.

Product segment margin for the three and nine months ended December 31, 2024, increased by 20 and 50 basis points, respectively, compared to the same three- and nine-month period in the prior year due to a shift in product mix resulting in a higher proportion of sales of third-party maintenance and subscriptions which are recorded on a net basis partially offset by lower margins to certain enterprise customers.

Professional services segment margin for the three and nine months ended December 31, 2024, decreased by 320 and 120 basis points, respectively, compared to the same three- and nine-month period in the prior year due to the addition of Bailiwick.

Managed services segment margin for the three and nine months ended December 31, 2024, decreased by 200 and 100 basis points, respectively, from the same three- and nine-month period in the prior year due to higher third-party costs incurred for cloud services.

Selling, general, and administrative: Selling, general, and administrative expenses for the technology business for the three and nine months ended December 31, 2024, increased compared to the three and nine months ended December 31, 2023, mainly due to increases in salaries and benefits.

Salaries and benefits for the three months ended December 31, 2024, increased $9.6 million, or 13.0%, to $83.5 million, as compared to $73.9 million for the same three-month period in the prior year, due to an increase of $8.2 million in salaries and benefits, mainly driven by increased headcount, and an increase of $1.0 million in variable compensation due to the increase in gross profit. Our technology business had an aggregate of 2,258 employees as of December 31, 2024, an increase of 395 from 1,863 employees as of December 31, 2023. We added 441 employees from our acquisition of Bailiwick. In total, we added 356 additional customer-facing employees in the technology business for the three months ended December 31, 2024, compared to the same three-month period in the prior year, of which 330 were professional services and technical support personnel.

Salaries and benefits for the nine months ended December 31, 2024, increased $17.5 million, or 7.9%, to $239.4 million, as compared to $221.9 million for the same nine-month period in the prior year, due to an increase of $16.8 million in salaries and benefits, mainly driven by increased headcount, and an increase of $1.2 million in share-based compensation, partially offset by a decrease of $0.6 million in variable compensation because of the decrease in gross profit.

General and administrative expenses for our technology business for the three months ended December 31, 2024, increased $3.6 million, or 29.7%, to $15.7 million, as compared to $12.1 million for the same three-month period in the prior year, driven by increases in software, subscription and maintenance fees, advertising and marketing, travel and entertainment, and consulting fees. Our increases in these categories for the three-month period ended December 31, 2024, compared to the same period in the prior year, were partially due to our acquisition of Bailiwick in August 2024.

General and administrative expenses for our technology business for the nine months ended December 31, 2024, increased $4.5 million, or 11.3%, to $43.8 million, as compared to $39.3 million for the same nine-month period in the prior year. General and administrative expenses were higher mainly due to increases in software, subscription, and maintenance fees, warehouse and logistic fees, and office rent. Our increases in these categories for the nine-month period ended December 31, 2024, compared to the same period in the prior year, were partially due to our acquisition of Bailiwick in August 2024. Additionally, we incurred $1.1 million in acquisition related expenses due to our acquisition of Bailiwick during the nine-month period December 31, 2024, that represents an increase in general and administrative expenses for our technology business for the nine months ended December 31, 2024, compared to the same period in the prior year.

Provision for credit losses for our technology business for the three months ended December 31, 2024, was $1.2 million. There was no provision for credit losses for the three months ended December 31, 2023. Our higher provision for credit losses for the three months ended December 31, 2024, was due to an increase in exposure to accounts with higher credit risk.

Provision for credit losses for our technology business for the nine months ended December 31, 2024, was $1.5 million, as compared to $0.4 million for the same nine-month period in the prior year. Our higher provision for credit losses for the nine months ended December 31, 2024, was due to an increase in exposure to accounts with higher credit risk.

Depreciation and amortization: Depreciation and amortization for our technology business for the three and nine months ended December 31, 2024, increased compared to the three and nine months ended December 31, 2023, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition during the current nine-month period.

Interest and financing costs: Interest and financing costs for our technology business for the three and nine months ended December 31, 2024, decreased compared to the three and nine months ended December 31, 2023, as we had no outstanding borrowings under our WFCDF Credit Facility as of December 31, 2024.

FINANCING BUSINESS SEGEMENT

The results of operations for our financing business segment were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Financial Metrics
Portfolio earnings	$4,466	$3,701	$13,491	$10,113
Transactional gains	8,477	8,107	24,272	16,335
Post-contract earnings	4,743	2,685	10,163	11,357
Other	160	400	849	1,250
Net sales	$17,846	$14,893	$48,775	$39,055

Gross profit	15,838	13,544	44,235	33,531

Selling, general, and administrative	3,740	3,380	12,185	10,637
Depreciation and amortization	-	18	-	74
Interest and financing costs	517	766	1,639	1,626
Operating expenses	4,257	4,164	13,824	12,337

Operating income	$11,581	$9,380	$30,411	$21,194

Key metrics & other information
Adjusted EBITDA	$11,651	$9,464	$30,612	$21,466

Net sales: Net sales for the three months ended December 31, 2024, increased compared to the three months ended December 31, 2023, due to higher post-contract earnings, portfolio earnings, and transactional gains. Post-contract earnings increased due to higher proceeds from sales of off-lease equipment, offset by lower month-to-month rents. Portfolio earnings increased due to higher average investments outstanding as well as a higher average earnings rate. Transactional gains increased due to increased margins. Total proceeds from sales of financing receivables were $192.6 million and $422.1 million for the three months ended December 31, 2024, and 2023, respectively. Our proceeds from sales of financing receivables for the three months ended December 31, 2024, are lower than the same period in the prior year partially due to a few large transactions in the prior year period.

Net sales for the nine months ended December 31, 2024, increased compared to the nine months ended December 31, 2023, due to higher portfolio earnings and transactional gains, offset by lower post-contract earnings. Portfolio earnings increased due to higher average investments outstanding as well as a higher average earnings rate. Transactional gains increased due to increased margins. Total proceeds from sales of financing receivables were $517.6 million and $704.3 million for the nine months ended December 31, 2024, and 2023, respectively. Our proceeds from sales of financing receivables for the nine months ended December 31, 2024, are lower than the same period in the prior year partially due to a few large transactions in the prior year period. Post-contract earnings decreased due to lower month-to-month rents, partially offset by higher proceeds from sales of off-lease equipment.

Gross Profit: Gross profit for the three months ended December 31, 2024, increased compared to the three months ended December 31, 2023, primarily due to the net gain on sales of off-lease equipment.

Gross profit for the nine months ended December 31, 2024, increased compared to the nine months ended December 31, 2023, due to the increase in transactional gains.

Selling, general and administrative: Selling, general, and administrative expenses for the three months ended December 31, 2024, increased compared to the three months ended December 31, 2023, primarily due to an increase in provision for credit losses due to an increase in our exposure to accounts with a higher credit risk.

Selling, general, and administrative expenses for the nine months ended December 31, 2024, increased compared to the nine months ended December 31, 2023, primarily due to an increase in variable compensation attributable to the increase in gross profit, and an increase in provision for credit losses due to an increase in our exposure to accounts with a higher credit risk.

Our financing business segment employed 33 people as of December 31, 2024, compared to 34 people as of December 31, 2023. Certain support functions for the financing business segment are shared resources with the technology business and expenses are allocated accordingly.

Interest and financing costs: Interest and financing costs for the three months ended December 31, 2024, decreased compared to the three months ended December 31, 2023, due to lower average outstanding borrowings and lower interest rates. As of December 31, 2024, our non-recourse notes payable decreased to $33.8 million from $48.4 million as of December 31, 2023. Our weighted average interest rate for non-recourse notes payable was 6.40% and 6.64% as of December 31, 2024, and 2023, respectively.

Interest and financing costs for the nine months ended December 31, 2024, remained flat compared to the nine months ended December 31, 2023.

CONSOLIDATED

Other income-net: Other income for the three months ended December 31, 2024, was $3.7 million, compared to $0.4 million for the three months ended December 31, 2023. Higher other income was driven by increased interest income and foreign exchange gains recognized in the three-month period ended December 31, 2024, while foreign exchange losses were recognized for the same three-month period in the prior year. We had $1.8 million in interest income for the three months ended December 31, 2024, compared to $0.4 million for the three months ended December 31, 2023. We had foreign exchange gains of $1.9 million for the three months ended December 31, 2024, primarily from gains in US dollar denominated cash deposits and receivables held by one of our entities in the UK, compared to foreign exchange losses of $0.1 million for the same three-month period in the prior year.

Other income for the nine months ended December 31, 2024, was $6.3 million, compared to $0.7 million for the nine months ended December 31, 2023. Higher other income was driven by increased interest income and decreased foreign exchange losses. We had $6.7 million in interest income for the nine months ended December 31, 2024, compared to $1.1 million for the nine months ended December 31, 2023. We had foreign exchange losses of $0.4 million for the nine months ended December 31, 2024, compared to losses of $0.5 million for the same nine-month period in the prior year.

Provision for income taxes: Our provision for income tax expense for the three and nine months ended December 31, 2024, was $8.0 million and $30.2 million, respectively, as compared to $11.1 million and $36.1 million for the same three-and nine-month periods in the prior year, respectively. Our effective income tax rates for the three and nine months ended December 31, 2024, were 25.0% and 26.7%, respectively, compared to 29.0% and 27.8% for the three and nine months ended December 31, 2023, respectively. Our effective tax rate was lower for the three and nine months ended December 31, 2024, as compared to the same three- and nine-month periods in the prior year, primarily due to lower state taxes.

Net earnings: Net earnings for the three months ended December 31, 2024, were $24.1 million, a decrease of 11.5% or $3.2 million, as compared to $27.3 million for the same three-month period in the prior year. The net earnings decrease was due to a decrease in operating profits from our technology business, partially offset by an increase in other income, driven by increased interest income and foreign exchange gains, an increase in operating profits from our financing business segment, and a decrease in provision for income taxes. Net earnings for the nine months ended December 31, 2024, were $82.8 million, a decrease of 11.7% or $11.0 million, as compared to $93.8 million in the same nine-month period in the prior year. The net earnings decrease was due to a decrease in operating profits from our technology business, partially offset by an increase in other income, driven by increased interest income and foreign exchange gains, an increase in operating profits from our financing business segment, and a decrease in provision for income taxes.

Basic earnings per common share and diluted earnings per common share for the three months ended December 31, 2024, were both $0.91, a decrease of 10.8%, as compared to $1.02 for both basic earnings per common share and diluted earnings per common share, for the three months ended December 31, 2023. Basic earnings per common share and diluted earnings per common share for the nine months ended December 31, 2024, were $3.12 and $3.10, respectively, a decrease of 11.6% and 11.9%, respectively, as compared to $3.53 and $3.52 for our basic earnings per common share and diluted earnings per common share, respectively, for the nine months ended December 31, 2023.

Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.5 million and 26.6 million, respectively, for the three months ended December 31, 2024. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share were 26.6 million and 26.7 million, respectively, for the three months ended December 31, 2023. Weighted average common shares outstanding used in the calculation of basic and diluted earnings per common share for the nine months ended December 31, 2024, and 2023, were both 26.6 million and 26.7 million, respectively.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2024, and 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$141,198	$143,492
Net cash used in investing activities	(127,314)	(55,838)
Net cash used in financing activities	(13,426)	(48,651)
Effect of exchange rate changes on cash	(405)	74
Net increase in cash and cash equivalents	$53	$39,077

Cash flows from operating activities: We had cash provided by operating activities of $141.2 million during the nine months ended December 31, 2024, compared to cash provided by operating activities of $143.5 million for the nine months ended December 31, 2023. See below for a breakdown of operating cash flows by business (in thousands):

	Nine Months Ended December 31,
	2024	2023
Technology business segments	$180,685	$150,030
Financing business segment	(39,487)	(6,538)
Net cash provided by operating activities	$141,198	$143,492

Technology business: For the nine months ended December 31, 2024, our combined technology business segments provided $180.7 million from operating activities primarily due to net earnings, decreases in accounts receivable and inventory, offset by decreases in accounts payable.

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

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of December 31,
	2024	2023
(DSO) Days sales outstanding (1)	62	71
(DIO) Days inventory outstanding (2)	13	27
(DPO) Days payable outstanding (3)	(43)	(44)
Cash conversion cycle	32	54

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

Our cash conversion cycle decreased to 32 days as of December 31, 2024, as compared to 54 days as of December 31, 2023. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO decreased 9 days to 62 days as of December 31, 2024, compared to 71 days as of December 31, 2023, reflecting lower sales to customers with terms greater than or equal to net 60 days. Our DIO decreased to 13 days as of December 31, 2024, compared to 27 days as of December 31, 2023 due to lower inventory balances. Our DPO decreased by 1 day as of December 31, 2024. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid around 30 days from the invoice date.

Financing business segment: For the nine months ended December 31, 2024, our financing business segment used $39.5 million from operating activities, primarily due to changes in financing receivables, offset by net earnings and increases in accounts payable. For the nine months ended December 31, 2023, our financing business segment used $6.5 million from operating activities, primarily due to an increase in financing receivables, offset by net earnings and an increase in accounts payable-trade.

Cash flows related to investing activities: For the nine months ended December 31, 2024, we used $127.3 million in investing activities, consisting of $124.9 million for the acquisition of Bailiwick, and $4.7 million for purchases of property, equipment and operating lease equipment offset by $2.3 million of proceeds from the sale of property, equipment, and operating lease equipment. For the nine months ended December 31, 2023, we used $55.8 million in investing activities, consisting of $48.6 million for the acquisition of NSG, and $7.7 million for purchases of property, equipment and operating lease equipment, partially offset by $0.5 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities: For the nine months ended December 31, 2024, we used $13.4 million in financing activities, consisting of cash used to repurchase outstanding shares of our common stock of $33.5 million and $2.3 million paid to the sellers of Peak Resources, Inc. (“Peak”) based on adjustments to a final determination of total net assets delivered in our January 2024 acquisition of Peak, partially offset by net borrowings of non-recourse and recourse notes payable of $8.1 million, net borrowings on the floor plan component of our credit facility of $10.6 million, and proceeds of issuances of common stock to employees under an employee stock purchase plan of $3.6 million. For the nine months ended December 31, 2023, we used $48.7 million in financing activities, consisting of $58.1 million in net repayments on the floor plan component of our WFCDF Credit Facility and $9.8 million to repurchase outstanding shares of our common stock, partially offset by $16.2 million in net borrowings of non-recourse and recourse notes payable, and $3.0 million in proceeds of issuances of common stock to employees under an employee stock purchase plan.

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

As of December 31, 2024, and March 31, 2024, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $115.7 million and $105.1 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: Our borrowings and repayments under the revolving credit facility are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of December 31, 2024, and March 31, 2024, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both December 31, 2024, and March 31, 2024.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of December 31, 2024, we were not involved in any unconsolidated special purpose entity transactions.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a substantial portion of our liabilities are non-recourse, fixed-interest-rate instruments, we utilize lines of credit and other financing facilities that are subject to fluctuations in short-term interest rates. Our non-recourse instruments, which are denominated in US dollars, were entered for other than trading purposes and bear interest at a fixed rate. Because the interest rate on these instruments is fixed, changes in interest rates will not directly impact our cash flows. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds. Borrowings under the WFCDF Credit Facility bear interest at a market-based variable rate. As of December 31, 2024, the aggregate fair value of our recourse and non-recourse borrowings approximated their carrying value.

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

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick. We excluded Bailiwick from our evaluation of the effectiveness of our internal control over financial reporting for the quarter ended December 31, 2024. We are in the process of integrating Bailiwick into our system of internal control over financial reporting. Other than the foregoing, there have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended December 31, 2024.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1 through October 31, 2024	2,000	$95.69	2,000	997,766
November 1 through November 30, 2024	34,116	$80.40	34,116	963,650
December 1 through December 31, 2024	94,172	$76.93	94,172	869,478
Total	130,288		130,288

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

Item 4.   MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.   OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

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

ePlus inc.

Date: February 5, 2025	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 5, 2025	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)