Form 10-K
period 2025-03-31
EPLUS INC
filed 2025-05-22
CIK 1022408

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2024, was $2,581,036,655. The outstanding number of shares of common stock of ePlus as of May 20, 2025, was 26,526,783.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Portions of the Company’s definitive Proxy Statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end to which this report relates.

1

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
financial losses resulting from national and international political instability fostering uncertainty and volatility in the global economy including changes in interest rates, tariffs, inflation, and exposure to foreign currency losses;
●
significant adverse changes in our relationship with one or more of our larger customer accounts or vendors, including decreased account profitability, reductions in contracted services, or a loss of such relationships;
●
increases to our costs including wages and our ability to increase our prices to our customers as a result, or experience negative financial impacts due to the pricing arrangements we have with our customers;
●
the loss of our key lenders or constricting credit availability as a result of changing interest rates or other economic conditions, which may result in adverse changes in our results of operations and financial position;
●
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
●
the possibility of a reduction of vendor incentives provided to us;
●
our inability to identify acquisition candidates, perform sufficient due diligence prior to completing an acquisition, successfully integrate a completed acquisition, or identify an opportunity for or successfully completing a business disposition, may affect our earnings;
●
our ability to remain secure during a cybersecurity attack or other information technology (“IT”) outage, including disruptions in our, our vendors or a third party’s IT systems and data and audio communication networks;
●
our ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and cybersecurity regulatory laws and regulations and appropriately providing required notice and disclosure of cybersecurity incidents when and if necessary;
●
our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel by recruiting and retaining highly skilled, competent personnel, and vendor certifications;
●
risks relating to use or capabilities of artificial intelligence (“AI”) including social and ethical risks;
●
our ability to manage a diverse product set of solutions, including AI products and services, in highly competitive markets with a number of key vendors;
●
changes in the IT industry and/or rapid changes in product offerings, including the proliferation of the cloud, infrastructure as a service (“IaaS”), software as a service (“SaaS”), platform as a service (“PaaS”), and AI which may affect our financial results;
●
our ability to increase the total number of customers and our ability to increase the total number of customers who use our managed services and professional services and continuing to enhance our managed services offerings to remain competitive in the marketplace;

●
supply chain issues, including a shortage of IT component parts and products, may increase our costs or cause a delay in fulfilling customer orders, or increase our need for working capital, or delay completing professional services, or purchasing IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;
●
ongoing remote work trends, and the increase in cybersecurity attacks that have occurred while employees work remotely and our ability to adequately train our personnel to prevent a cyber event;
●
exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or response to, legislation and regulatory matters;
●
our service agreements may require external audits and deficiencies in any such reports could negatively affect our client engagements, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
●
a natural disaster or other adverse event at one of our primary configuration centers, data centers, or a third-party provider or vendor location could negatively impact our business;
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

PART I

ITEM 1. BUSINESS

OUR BUSINESS

ePlus inc., sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” or “ePlus,” has been delivering solutions for our customers since 1990. We conduct our operations through two businesses. Our technology business, consisting of our product, professional services, and managed services segments, provides technology solutions. Our technology solutions leverage third-party hardware, software, maintenance and other services with our own advanced professional and managed services. Our financing business segment primarily provides financing of IT equipment, software, and related services. Across both businesses, we sell to commercial entities, state and local governments, government contractors, and educational institutions.

OUR SOLUTIONS

We are a leading provider of technology solutions across the IT spectrum spanning security, cloud, data center, networking, collaboration, AI, service provider and critical infrastructure, and emerging solutions, to domestic and foreign organizations across all industry segments.

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

OUR CUSTOMERS

We serve 4,600 customers that are primarily middle market to large enterprises and state and local government institutions, including state and local education (“SLED”) institutions, across diverse customer end markets. For the year ended March 31, 2025, the percentage of revenue by customer end market within our technology business includes 23% for the telecommunications, media and entertainment, 17% for SLED, 15% for technology, 14% for healthcare, and 9% for financial services. Sales to Verizon Communications Inc. represented 16%, 19%, and 22% of our net sales for the years ended March 31, 2025, 2024, and 2023, respectively. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

Our technology business segments accounted for 97% of our net sales—78% from the product segment, 11% from the professional services segment, and 8% from the managed services segment—and 75% of our operating income for the year ended March 31, 2025. Our financing business segment accounted for 3% of our net sales, and 25% of our operating income for the year ended March 31, 2025.

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

Product segment:

●
IT sales includes sales of third-party hardware, perpetual and subscription software, maintenance, software assurance, and services.

Managed services segment:

●
Managed services for infrastructure and cloud proactively monitor and manage a broad range of technologies on-premises and in the cloud with services such as Managed Services for Azure, Managed WebEx Calling, Managed Webex Contact Center, unified communications, video-enabled workspaces, compute, storage, network infrastructure, firewall management and Managed Power Protection to ensure support of a broad cross-section of technologies spanning multiple Original Equipment Manufacturer (OEM) solutions. These solutions are built in a flexible subscription model to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on an ITIL Framework backed with SOC 1 Type 2 and SOC 2 Type 2 attestations. We also provide ePlus® Automated Virtual Assistant (AVA) for Collaboration Spaces. ePlus AVATM uses robotic process automation accompanied by ePlus Managed Services to present an exceptional experience for users in video-enabled conference rooms and workspaces.

●
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

●
Service desk provides outsourced functions including, but not limited to, server and desktop account management, Microsoft Office support, and IT Service Management (ITSM) integration of tailored knowledgebase articles to respond to our varying customers’ business demands while minimizing overhead.

●
Storage-as-a-Service is a solution powered by Pure Storage Evergreen/One and NetApp Keystone that provides customers with on-premises storage in a consumption-based model with on-demand burst capacity, backed by Service Level Agreements (SLAs), and ePlus expert Enhanced Maintenance Support (EMS). This allows customers to consume storage in a cloud-like model in their data center addressing planned and/or unforeseen capacity needs resulting from ongoing cloud migrations and other parallel IT projects.

●
Azure Recover provides Cloud Disaster Recovery with automated monthly recovery testing and annual full failover testing. This offering focuses on delivering confidence to our customers in their ability to rapidly recover when incidents such as ransomware occur.

●
Cloud Managed Services are focused on helping our customers consume public cloud in a way that reduces time-to-market for new applications, lowers their ongoing cloud costs, and increases security. By taking day-to-day cloud management off their hands, our clients can focus on the applications that drive their business.

●
Managed Security Services help customers strengthen their information security profile with industry-leading tools, technology, and expertise often at a fraction of the cost of in-house security resources. Services include Security Operations Center (SOC), Vulnerability Management, Managed Detection and Response (MDR), and Incident Response (IR).

Professional services segment:

●
Professional services provide services in the spaces of cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, virtual desktop infrastructure, and AI and emerging technologies. We offer architecture, deployment, and configuration services, software adoption services, training services and assessments. Additionally, we offer professional services in the spaces of digital signage, EV charging solutions, loss prevention and security, and retail store openings, remodels, and closings.

●
Staff augmentation services provide customers with flexible headcount options, which may range from service desk to infrastructure to software developer skills. Staff augmentation allows customers to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services, such as Virtual Chief Information Officer (vCIO) and Virtual Chief Information Security Officer (vCISO) used to complement existing personnel and build three-to-five-year IT roadmaps.

●
Project management services enhance productivity and collaboration management and enable successful implementations and adoption of solutions for our customers.

●
Cloud consulting services is a global team of architects and consultants focused on assessing customer workloads for the cloud, assisting with the selection of the appropriate cloud solution, design and build of cloud platforms, application modernization and migration, automation, and ongoing management and optimization of cloud platforms.

●
AI advisory services support our clients on their journey from AI Curious to AI Ready, and eventually AI Mature. Our featured offerings are the AI Envisioning Workshop, AI Use Case Development Workshop, and our ePlus Secure GenAI Accelerator.

●
Consulting services helps customers strategize ways to ensure their business fully and efficiently utilizes cutting-edge technology offerings to achieve desired outcomes. By leveraging our extensive portfolio of Consulting Services, customers will gain technology-driven insight and guidance to make smarter decisions, to improve efficiencies, maximize return on technology investments, and provide actionable intelligence.

●
Security solutions help safeguard our customers’ business and information assets, including:

o
Governance, Risk, and Compliance (GRC) services help ensure customers are meeting governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls, thereby allowing customers to effectively identify, assess, and mitigate risk.

o
Technology Introduction and Deployment services help customers rapidly adopt and integrate key security controls and embrace efficiencies across technology types like network, endpoint, application, data, and cloud.

o
Security Operations Modernization services assist customers in evolving aged operational processes to take increased advantage of modern detection and response technology platforms leveraging automation and AI which equate to decreased time to detect and respond to emerging threats.

●
Collaboration solutions deliver significant value to our customers by enhancing communication, increasing productivity, facilitating remote and hybrid work, and improving customer interactions and engagement. We have three focus areas:

o
Unified Communications design and implementation services improve employee experiences by consolidating tools like voice, video and messaging into a single, integrated platform. This streamlines workflows, enhances collaboration among teams and ultimately boosts productivity while reducing costs associated with managing disparate systems.

o
Contact Center design and implementation services provide our customers with a platform to deliver omni-channel communications, enabling them to interact with their customers through preferred channels like phone, chat, email or social media. AI and automation offer personalized experiences, faster resolutions and 24/7 availability, ultimately enhancing customer satisfaction resulting in stronger brand loyalty.

o
Audio/Visual (AV) design and installation services help organizations modernize their workplace to improve collaboration and engagement. Whether for presentations, video conferencing, digital signage, or immersive environments, our services transform workspaces maximizing the effectiveness of communication and information sharing.

●
Warehouse, configuration, and logistic services provide a complete, turn-key solution for a customer’s entire IT environments, regardless of complexity or manufacturer.

o
Configuration and Integration Services delivered from configuration centers strategically distributed throughout the United States consolidate individual components from multiple OEMs into a single SKU in one cabinet, fully functional upon arrival for faster return on investment (ROI) and time to market.

o
Asset Lifecycle Management Services provides the real-time visibility customers need to manage, measure, and govern their IT assets as well as IT asset disposition/management, data destruction, and end-of-life recycling.

o
The ePlus Customer Innovation Center incorporates configuration and deployment capabilities, a technology demonstration lab, briefing center, and a vast warehouse providing technology and logistics fulfillment services to customers around the world. In addition, the ePlus AI Experience Center allows customers to explore AI technologies in data center facilities purpose-built for AI-optimized infrastructure.

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

We offer enhanced financing solutions, and our business process services approach automates a significant portion of the IT procurement process and reduces our customers’ cost of doing business. The solution incorporates value-added services throughout the process, including:

●
Front-end processing, such as procurement, order aggregation, order automation, vendor performance measurement, ordering, reconciliation, and payment.

●
Lifecycle and asset ownership services, including asset management, change management, and property tax filing.

●
End-of-life services such as equipment audit, removal, and disposal.

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

As of March 31, 2025, our sales force consisted of 714 sales, marketing and sales support personnel organized regionally across the US, UK, and India.

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

Additionally, we have trademarks in the US, the UK and the EU. We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We also have over 20 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials.

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

OUR FINANCIAL AND RISK MANAGEMENT ACTIVITIES

Inventory Management: We purchase inventory at our customers’ request to order products, usually from a purchase order from our customer. In addition, we have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ locations, which assists us in reducing inventory and minimizing shipping costs. For the year ended March 31, 2025, our three largest distributors, Ingram Micro, Arrow Electronics, and TD SYNNEX, collectively accounted for over 25% of our purchases related to our product segment net sales.

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

In our financing business segment, we manage our risk in assets we finance by assigning the contractual payments due under the financing arrangement to third parties and the continued monitoring of our customers’ credit profile. We also use agency purchase orders to procure equipment for lease to our customers and otherwise take measures to minimize our inventory of financed assets. When our technology business segments are the supplier of the assets being financed, we retain certain procurement risks. Our financing arrangements with our customers are generally fixed rate.

OUR HUMAN CAPITAL

Our employees are an important resource for us, and their collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2025, we employed a total of 2,199 employees, including 2,148 in the US, 26 in India, and 25 in the UK. We believe we have a good relationship with our employees, with twenty percent of our employee base having a tenure of ten or more years. None of our employees are represented by a labor union.

OUR CULTURE

We are an equal opportunity employer, dedicated to fostering, cultivating, and preserving a culture that represents diversity, enables inclusion, and makes our employees feel comfortable bringing their full, unique selves to work. This includes providing a workplace that is free of unlawful harassment or discrimination. Through our policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners with respect and equality for all persons consistent with our “Be Safe, Be Smart, and Be Kind” motto.

Corporate social responsibility is also an important part of our culture, and we focus efforts around supporting the communities in which we live and work. These efforts include participating in One Tree Planted, Habitat for Humanity, Tech in Pink (which raises money to support the Breast Cancer Research Foundation) and the National Marrow Donor Program. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow® in partnership with Cisco Systems. GRIT introduces diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cybersecurity and artificial intelligence. Students have opportunities to learn about the many possibilities in technology-focused companies and participate in hands-on technology-focused learning with top industry representatives and community mentors. Our 2025 GRIT program includes more than 100 students from seven schools across the country. Since its inception, GRIT has graduated nearly 500 participants.

FUNCTIONAL AREAS OF OUR EMPLOYEE BASE

The functional areas of our employees are as follows:

	As of March 31,
	2025	2024	Change
Sales and marketing	714	719	(5)
Professional and managed services	1,093	816	277
Administration	386	359	27
Executive management	6	6	-
Total	2,199	1,900	299

ATTRACTING TALENT

While we operate in a competitive labor environment, we believe that our culture, policies and labor practices, and our competitive performance-based compensation contribute to strong relations with our employees. We offer a range of affordable and flexible benefits options to assist with health and well-being. As a highly technical company with mature collaboration tools, our hybrid in-office model helps us recruit and maintain talent while meeting our customer commitments.

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

RISKS SPECIFIC TO OUR BUSINESS

If one or more of our large volume customers significantly reduces purchasing from us or there is a material change in profitability of sales to our customers, our results of operations may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. A material adverse effect on our business, financial position, results of operations and cash flows could result from one or more such customers’ failing to pay amounts due to us, reducing or ceasing to purchase from us, or if we experience a material adverse change in the profitability of sales to our customers. On both March 31, 2025, and March 31, 2024, our accounts receivable-trade balance included a concentration of approximately 17% of invoices due from Verizon Communications Inc.

We may fail to innovate, develop, or sell new solutions which align with changing market and customer demand, and we may fail to provide our services to a professional standard, and we face substantial competition from other companies, including certain larger, well-established companies.

As a provider of a comprehensive set of technology solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, our proprietary software, and financing, we expect to encounter some of the challenges, risks, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services, adapt to meet changes in our markets and competitive developments, or continue to update our technology to enhance the features and functionality of our suite of products. Our personnel must continually stay current with vendor and marketplace technology advancements, develop solutions which may integrate evolving and multiple vendor products and services, as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design, and fulfillment services, and we may lack the skills or personnel to execute. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduced revenue and financial performance.

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

In all our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements such as generative AI. Many current competitors may have, and potential competitors may have, greater name recognition, greater financial, technical, research and development or other resources that we do. As compared to us, our current and potential competitors may engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, adopt more aggressive pricing and credit policies, have broader distribution and established relationships with vendors and end customers, and have greater ability to leverage their sales efforts across a broader portfolio of products.

We may be required to make substantial additional investments in research, development, marketing, and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

In our technology business segments, we compete in all areas of our business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional, national, and international service providers. In addition, we face competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as our company which could adversely affect our future sales. Many competitors compete principally based on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Online marketplace competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces.

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

We rely on a small number of key vendors and third parties, and do not have long-term supply or guaranteed price agreements or assurance of inventory availability from our vendors.

A substantial portion of our revenue within our technology business segments depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 32%, 44%, and 40% of net sales of our combined technology business segments for the years ended March 31, 2025, 2024, and 2023, respectively. Products manufactured by NetApp, Hewlett Packard Enterprise, Juniper Networks, Dell EMC, and Arista Networks, collectively represented approximately 23% to 25% of net sales of our combined technology business segments for the last three years. We may also be adversely affected by consolidation among our vendors, such as Hewlett Packard Enterprise’s proposed acquisition of Juniper Networks.

Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, changes to or the addition of trade laws, duties or tariffs, currency translation losses, significant labor disputes such as strikes, natural disasters, political or social unrest, international conflicts, pandemics, other public health crises, or other adverse events affecting any aspect of our vendors’ business, could disrupt our supply chain. We may experience product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased inventory costs, delay the completion of related services, a loss of sales and a loss of customers adversely impacting our financial condition and results of operations. In addition, we may be at risk for customers’ cancelling orders due to delays and we may not be able to cancel our corresponding order with the supplier. If we are unable to mitigate these disruptions, our financial results may be adversely impacted.

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

We rely on arrangements with vendors to perform certain professional services, staffing services, managed services, maintenance, warranties, configuration services, and other services for our customers. If these vendors do not perform these services in accordance with the terms of our agreement and to a professional standard customary for the services, including if their services include an error or omission, or if they cause disruption of, or security weaknesses within, our customers’ businesses, results to our organization could include legal claims and associated costs, monetary damages paid to our customers, and an adverse effect on our customer and other business partner relationships, our brand, our reputation, and our results of operations or cash flows could be affected. In addition, the acquisition by our competitors of third-party companies that we are relying upon to perform certain of our customer obligations may impact our revenue.

We rely on independent shipping vendors to deliver products from us and our vendors to our customers. The failure or inability of these shipping vendors to deliver products, or the lack of availability of their shipping services, even temporarily, could have an adverse effect on our business. We may also be adversely affected by an increase in freight charges and shipping delays that may result from economic, supply-chain, geopolitical, or other disruptions.

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

Our business involves the storage and/or transmission of proprietary information and sensitive or confidential data, including personal information of our employees, customers, and others. In addition, we rely on our vendors that provide goods and services to us to maintain appropriate security measures to protect our operations. Also, we operate data centers for our customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with our services business, some of our employees also may have access to our customers’ confidential data and other information. We have privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies emerge such as AI, and the portfolio of the service providers with whom we share sensitive information grows, we could be exposed to increased risk of breaches in data security and other illegal or fraudulent acts, including ransomware attacks and other types of cyberattacks. The evolving nature of such threats, considering new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, social engineering, AI, and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

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

If third parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ or suppliers’ networks, hardware, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability could decrease our profitability. We could incur additional expenses when new laws or regulations regarding the use, safeguarding, or privacy of information are enacted or interpreted if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

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

Advances in technology, new discoveries in the field of cryptography, quantum computing, or AI, other events or developments may result in a compromise or breach of the security practices we use to protect sensitive customer transaction information and employee information. A party that can circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Further, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords, or other information or otherwise compromise the security of our internal networks and/or our customers’ information. Since techniques used to obtain unauthorized access change frequently and the impact and severity of security breaches are increasing, we may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

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

To increase market awareness and sales of our offerings, we may need to expand our marketing efforts and sales operations in the future. Our products and services require a sophisticated sales effort and significant technical engineering talent. For example, our sales and engineering candidates must possess consultative experience and a high degree of technical acumen, including hardware and software knowledge, to create customized solutions for our customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions. We are currently experiencing a competitive labor market for certain sales and technical roles. New laws requiring public posting of compensation information may also contribute to wage increases. If we are unable to pass these increases to our customers, our financial results may be adversely affected. We provide certain professional and managed services under fixed price contracts. If we fail to accurately estimate our costs, including due to wage or other inflation, then the profitability of our contracts may be adversely affected. Wage inflation may adversely impact our ability to hire and retain personnel, which may impact our ability to acquire, retain and serve our customers.

Additionally, operating platforms are becoming increasingly technologically advanced, providing more automation, which will require personnel with digital, data analytics, machine learning, robotic process automation and AI experience. This type of talent may be highly sought after by other employers, and may be unavailable, or only available at a higher cost to us.

The loss of senior leaders or the failure to successfully implement a succession plan, particularly for the Chief Executive Officer, could adversely affect our ability to execute strategies and manage operations. In addition, changes in our Board of Directors (“Board”) could impact our business including formulation, alignment or execution of strategy or appropriate oversight as tasked by our Board.

In addition, changes to immigration laws and interpretations thereof may impact our ability to hire or retain talent. In some cases, our competitors have required their employees to agree to non-compete and/or non-solicitation agreements as part of their employment, and in some cases, we may not be able to enforce similar restrictions. Both scenarios present challenges and potential costs. Additionally, in some cases our relationship with a customer may be impacted by turnover in our sales or engineering teams.

We depend on having creditworthy customers to avoid an adverse impact on our operating results and financial condition.

Our financing business segment and our technology business segments require capital to fund our equipment purchases. If the credit quality of our customer base materially decreases, if macroeconomic conditions drive a material tightening of the availability of credit, or if we experience a material increase in our credit losses, including by the federal government’s actual or attempted termination for convenience or other contract termination, we may find it difficult to continue to obtain the required capital for our business, and our results from operations may be affected. In addition to the impact on our ability to acquire capital, a material increase in our delinquency and default experience would itself have a material adverse effect on our business, and results from operations.

Many of our customers may experience financial losses and may be unable to pay for their purchases or repay the leases or notes receivable or multi-year agreements such as maintenance or software subscription agreements to us or repayment may be extended by our customers or us. Therefore, our non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net earnings, and assets in our financing segment. Unfavorable economic conditions including inflation and/or an increase in interest rates also could increase our financing segment’s funding costs, limit our access to capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our financing portfolio and harm our operating results.

We may experience a reduction in incentives offered to us and earned by us from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared marketing expense programs, and early pay discounts. These programs are usually of finite terms and may not be renewed or may be discontinued or changed in ways that adversely affect us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, and marketing programs. Supply chain constraints may affect our ability to meet purchase requirements and may affect our and our vendors’ ability to engage in marketing programs. We may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or fail to successfully integrate a completed acquisition, or identify an opportunity for or successfully complete an asset disposition, our earnings may be affected.

Mergers and acquisitions are significant factors in our growth strategy. If we fail to identify businesses available for purchase or at an acceptable valuation, our growth strategy may be negatively affected and, as such, may negatively affect our results of operations. Additionally, if we fail to identify an opportunity or successfully complete an intended asset disposition at a fair valuation or successfully operationally transition the asset, our operations or earnings may be negatively affected. After disposition of the asset, we may fail to make the appropriate strategic decisions relating to investment of proceeds from the disposition or we may fail to properly protect ourselves from liabilities arising from the disposition.

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

The terms of our WFCDF Credit Facility or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our technology business, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC, and its agents (“WFCDF”). This facility provides short-term capital for certain of our technology business entities. There are two components of the WFCDF credit facility (collectively, the “WFCDF Credit Facility”): (1) a floor plan facility and (2) a revolving credit facility. As of March 31, 2025, the facility agreement had an aggregate limit of the two components of $500 million, together with a sublimit for the revolving credit facility component for up to $200 million.

The loss of or reduction in the WFCDF Credit Facility could have a material adverse effect on our future results as we rely on this facility and its components for daily working capital and the operational function of our accounts payable process. Our credit agreement contains various covenants that must be met and either party may terminate the agreement for any reason with 90 days’ notice. There can be no assurance that we will continue to meet those covenants and failure to do so may limit availability of, or cause us to lose, such financing. There can be no assurance that such financing will continue to be available to us in the future and on acceptable terms.

Issues relating to the use or capabilities of AI, including legal, social, ethical, and accuracy issues, in hardware, software and services offerings may result in reputational harm and liability and increased costs.

Legal, social, ethical, and accuracy issues relating to the use of new and evolving technologies such as AI in our hardware, software, and service offerings, as well as in our internal platforms, may result in reputational harm and legal liability. The hardware, software, and services we offer increasingly utilize AI, and, as with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we use, enable, or offer AI solutions that cause damage to systems or data or draw controversy due to their perceived or actual impact on individuals, entities, or society, we may experience brand or reputational harm, competitive harm, or legal liability. Increased focus and potential government regulation in the space of AI ethics and efficacy may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure by us or others in our industry to address AI ethical and legal issues could undermine public confidence in AI and slow adoption of AI in our products and services.

Additionally, the development, adoption and use of AI is growing, and ineffective or inadequate AI development or deployment practices by us or our vendor partners could result in unintended consequences. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.

We may not have adequately designed or maintained our IT platforms for internal use or solutions we offer to our customers or have adequate or competent IT personnel to support our business, or we may have inadequate training and technology safeguards to prevent a cyber event.

We depend heavily upon the accuracy and reliability of our IT, telecommunication, cybersecurity, and other platforms which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. We may not properly select or implement software which may result in the lack of data integrity within or between systems, increase our costs or impair our control environment or may lead to other negative impacts on our business or results. We may need to implement new software, or update existing software and processes, to be compliant with rapidly evolving regulation, including data privacy laws, which may incur costs and impact data integrity. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations.

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

Products as complex as those used to provide our solutions and services, including our cloud automation solutions, can contain unknown and undetected errors, performance problems, or use open-source code. We may identify serious defects following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future and certain errors we consider to be minor may be deemed serious by our customers.

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

We rely on the competency of our internal IT personnel. Our failure to hire, develop, retain, and supervise competent IT personnel to secure our data, as well as design and maintain a resilient technology ecosystem including our data and voice networks, infrastructure, and applications, could significantly interrupt our business causing a negative impact on our results. Additionally, along with our technological safeguards, we rely on our employees’ vigilance and security awareness to protect against cyber-based attacks. Our failure to sufficiently train and supervise our employees to guard against such attacks could result in a significant interruption in our business, and negative impact on our results of operations.

Our results of operations are subject to financial losses due to translation of foreign currency.

We have several foreign subsidiaries and conduct business in various countries and currencies. As result of these foreign operations, we have exposure to financial losses on translation due to fluctuations in foreign currency rates resulting primarily from the translation exposure associated with the preparation of our consolidated financial statements. While our consolidated financial statements are reported in US dollars, the financial statements of our subsidiaries outside the US are prepared using the local currency as the functional currency and translated into US dollars. As a result, fluctuations in the exchange rate of the US dollar relative to the functional currencies of our subsidiaries could cause financial losses in our results of operations. However, our operations in foreign countries are not material. We also have foreign currency exposure to the extent net sales and purchases are not denominated in a subsidiary’s functional currency, which could have an adverse effect on our business, results of operations, or cash flows.

A natural disaster or other adverse event at one of our primary configuration centers, warehouses, data centers, or a third-party provider location could negatively impact our business.

We have configuration centers, warehouses, and data centers in the US, as well as through third-party providers in the UK and Netherlands. The configuration centers and warehouses contain inventory owned by us and our customers and serve as distribution centers for orders we do not dropship directly to the customer. We perform services in these facilities such as product configuration services, and warehouse and logistics services. If the configuration centers or surrounding infrastructure were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service, or the loss of inventory at that location may prevent us from meeting all the needs of our customers and may cause us to incur incremental operating costs. In addition, we operate in facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center colocation and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

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

The degree of residual realization risk varies by transaction type. Sales-type leases bear less risk because contractual payments typically cover 90% or more of the equipment’s lease cost at inception. Operating leases have a higher degree of risk because a smaller percentage of the equipment’s value is covered by contractual cash flows at lease inception. We primarily lease equipment to our customers through sales-type leases.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the impairment is realized. As of March 31, 2025, we had a carrying value of goodwill and other intangible assets of $202.9 million and $82.0 million, respectively.

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

Our results of operations are largely dependent upon the state of the economy. Global and domestic economic weakness, economic recession, trade wars or trade disruption, inflation, rising cost and interest rates, and other economic uncertainties may result in decreased sales, gross margin, earnings, and/or growth rates from our US-based customers and from customers outside the US. Actions taken by central banks to counter inflation or weakness in the global banking industry, sustained uncertainty about global political conditions, the downgrade of the US debt rating, periods of intense diplomatic or armed conflict, government spending cuts including efforts from The Department of Government Efficiency (“DOGE”) and the impact of new laws, regulations, or government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, or rising interest rates, could cause our customers and potential customers to postpone, reduce or stop spending on technology products or services which could have a material adverse effect on our business, results of operations or cash flows.

We depend on continued competitive innovations in hardware, software, and service offerings by our vendors, and our ability to partner with new and emerging technology providers and adapt to changes in the IT industry.

The technology industry is characterized by rapid innovation and the frequent introduction of new and enhanced hardware, software, and service offerings, such as generative and agentic AI, and cloud-based solutions, including IaaS, SaaS, and PaaS. We depend on innovations in hardware, software, and service offerings by our vendors, as well as the acceptance of those innovations by our customers for the offerings we sell. A decrease in the rate of innovation by our vendors, or the lack of acceptance of innovations by our customers, or a shift by customers to technology platforms that we do not sell could have an adverse effect on our business, results of operations or cash flows.

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

Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin, or on a ratable basis. Over the past several years, we have seen a significant increase in gross billings recorded on a net basis and a ratable basis due to the industry shift to ‘as a service’ offerings. In addition, these ‘as a service’ offerings that are billed over time decrease the demand for financing these types of transactions and do not provide post contract revenue opportunities due to the intangible nature of the offering as well as similar other software offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, such as generative AI, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for, or supply of, such products could have a material adverse effect on our results of operations.

Changes in interest rates or the loss of key lenders or the constricting of credit markets may affect our future profitability and our ability to monetize our financing receivables and investments in operating leases.

We finance transactions with our customers utilizing fix-rate borrowing. If we fund such transactions at inception with a third-party lender, we can lock in an interest rate spread on the transaction between the customer rate and third-party rate. However, we may delay funding the transaction, and if interest rates increase in the interim, the interest rate spread will decrease, which will adversely impact our profitability, or we may not choose to fund the transaction due to higher interest rates, thus inhibiting our ability to monetize our portfolio to generate cash and increasing our credit loss exposure.

Historically, our financing business segment is very transaction-based and has had volatility in its results of operations primarily due to large transaction gains derived from significant transactions with system integrators where the federal government is the end user, and customer-driven events such as early buyouts or terminations. We rely on lenders to fund financing transactions we originate with our customers. Loss of any lender or group of lenders may significantly impact our ability to originate financing transactions, which may negatively impact our financial condition. In addition, our lenders may no longer be willing to provide funding under our current terms and conditions and may demand updated terms and conditions that negatively impact our ability to consummate a financing transaction with our customers. The DOGE is currently reducing federal government spend resulting in early terminations of financing contracts. Many of these contracts have been sold to lenders and they are experiencing litigation and losses as a result. This may substantially limit the number of lenders interested in purchasing these contracts, which would in turn put negative pressure on the transaction gains we receive in the future, if any. Transactions gains and customer-driven events are unpredictable and often outsized and there is no guarantee that we will continue to realize transaction gains and post contract earnings in the future.

We are also subject to changes, if any, in our lenders’ willingness to provide financing for different, particularly lower, credit quality lessees, or lessees in certain market segments that may experience headwinds. Changes in interest rates, which may be driven by the downgrade of the US debt rating, the federal government’s early termination of contracts, or other factors may make it more difficult or impossible for us to find or maintain lenders needed for us to profitably finance leasing solutions where the government may be the end-user, which may have an adverse effect on our business, results of operations or cash flows.

RISKS RELATED TO LAWS AND REGULATIONS

Failure to comply with new laws or changes to existing laws may adversely impact our business.

Our operations are subject to numerous US and foreign laws and regulations in several areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, patent and copyright, tax, import and export requirements, financing, anti-corruption, data privacy requirements, anti-competition, and environmental, health, and safety. We are also subject to a vast number of evolving laws at the local, state and federal levels, including employment and data privacy laws, and securities laws. We, our customers, vendors, and industry are experiencing significant changes in the enforcement of, guidance relating to, and the application of, laws. Rapid changes in trade-related laws and Executive Orders including tariffs, import/export regulations, and sanctions is creating uncertainty and complexity in supply chain management. We anticipate that these changes will materially impact our costs and will largely result in our passing tariffs onto our customers. Compliance with these laws, regulations, and Executive Orders may be onerous and expensive. The laws and regulations may be inconsistent from jurisdiction to jurisdiction and may be repeatedly and unpredictably modified, rescinded, or stayed by legislative bodies, regulatory agencies, and/or courts, further increasing the cost of compliance, and doing business, and the risk of noncompliance. We have implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that our employees, contractors, or agents will fully comply with laws and regulations or our policies and procedures. Additionally, as our customers and vendors implement policies and processes for their own compliance with current, anticipated, and pending laws and regulations, they may impose requirements on us, which we may not be able to timely and cost-effectively fulfill.

We may not adequately protect ourselves through our contract vehicles, or our insurance policies may not be adequate to address potential losses or claims.

Our contracts may not protect us against the risks inherent in our business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. In addition, order cancellations by our customers may result from product constraints, or other economic concerns. While we may mitigate risk through our contracts, if orders are cancelled by our customers, we may have an increased risk of dispute resulting in non-payment. Such disputes may be complicated by novel legal arguments relating to contract enforceability, such as the application of force majeure, impossibility or impracticability of performance, and frustration of purpose. Despite the non-recourse nature of the loans financing certain of our activities, non-recourse lenders may file suit if the underlying transaction turns out poorly for the lenders. We are currently experiencing an increase in federal contract terminations, some arising from the mission of the DOGE. While most of these contracts were sold to a lender, we may be subject to claims and the cost of defending such claims due to the nature of our business.

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

Revenues in our public sector are derived from sales to SLED customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated and SLED customer purchases are subject to availability of funds from taxation, grants, or other sources including the federal government. The DOGE is cancelling certain funding mechanisms and continuing to seek spending cuts in the federal government which have and most likely will continue to decrease funds from the federal government to our SLED customers. This may decrease SLED customers spend with us. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment, or ineligibility from doing business with the government and other customers in the SLED sector. Contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default and are subject to audits. In addition, most contracts require successfully bidding and award of the contract. These bid processes can be complex and require extensive review of terms and conditions and data compilation. Multiple bidders may win a product category, which creates aggressive competition even after contract award. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.

We face risks of claims from third parties for intellectual property infringement, including counterfeit products, which could harm our business.

We may be subject to claims that our products and services, or products that we resell, infringe on the intellectual property rights of third parties and/or are counterfeit products. In addition, decreased product accessibility may foster more counterfeit product availability, including components within products that we purchase, and we may be subject to claims by our customers, vendors, or suppliers for unknowingly selling these types of products. The vendor of certain products or services we resell may not provide us with indemnification for infringement or otherwise; however, our customers may seek indemnification from us. We could incur substantial costs in defending infringement claims against ourselves and our customers. In the event of such claims, we and our customers may be required to obtain one or more licenses from third parties. We may not be able to obtain such licenses from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase our expenses and/or adversely affect our ability to offer one or more of our services.

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

The legal and associated costs to protect our intellectual property in the US and foreign jurisdictions may significantly increase our expenses and have a material adverse effect on our operating results. We may deem it necessary to protect our intellectual property rights and significant expenses could be incurred with no certainty of the results of these potential actions. Costs relative to lawsuits are usually expensed in the periods incurred and there is no certainty of recouping any of the amounts expended regardless of the outcome of any action.

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
•
analysts maintaining coverage of our common stock;
•
downgrades by any securities analysts who follow our common stock;
•
future sales of our common stock by our officers, directors, and significant stockholders;
•
market conditions or trends in our industry or the economy as a whole including market expectations of changes in interest rates;
•
investors’ perceptions of our prospects;
•
announcements by us or our competitors of significant contracts, acquisitions, divestitures, joint ventures, or capital commitments; and
•
changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations which have affected and continue to affect the market prices of equity securities of many companies, including us and companies in our industry. In the past, securities class action litigation has followed periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

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

Any determination to repurchase, shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, market conditions, tax considerations and other factors our Board deems relevant. There can be no assurance that we will continue to repurchase shares of our common stock and, therefore, the future realization of a gain on our shareholders’ investment will depend entirely on the appreciation of the price of our common stock, which may never occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe that cybersecurity and business resilience are critical to advancing our corporate vision and enabling our digital transformation efforts. As a technology services provider, we are faced with a multitude of diverse cybersecurity threats that range from common attacks such as ransomware, denial of service, and social engineering to more advanced attacks leveraging sophisticated AI-enabled tools from nation-state actors that might target our ecosystem through specific industry verticals. Any such cybersecurity threats could affect our customers, vendors, service providers, subcontractors and/or employees, and a cybersecurity threat to us or any of these entities could materially adversely affect our business strategy, financial condition, performance, our brand and results of operations.

We have a dedicated team of information security professionals (our “information security team”) who lead our enterprise-wide cybersecurity strategy, which includes risk management, cyber defense, systems security, security monitoring and other related functions. This team is overseen by our Senior Director of Information Security (“SDIS”) who reports to our Chief Information Officer (“CIO”). The SDIS has over 25 years of experience in the field of cybersecurity and is responsible for our overall business resilience and information security strategy, security engineering and operations, cyber threat detection and response, and policy recommendations. In addition, our SDIS has a significant background in general information technology and program management. Our information security team manages our robust enterprise security structure, which is designed to prevent cybersecurity incidents, while simultaneously increasing our technology resilience to minimize the associated business impact of cybersecurity threats. Core to our information security team’s structure is our security incident response team, which is responsible for the protection, detection and overall response capabilities in defense of our corporate resources and assets. Furthermore, we believe strongly in a supportive and collaborative culture of security, whereby all our employees maintain a role in our corporate cybersecurity posture, including but not limited to their participation in periodic training and risk management exercises throughout the year.

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

Additionally, we engage third-party firms to conduct routine external and internal penetration testing of our information systems to emulate the common tactics and techniques of cyber threat actors, and we have developed processes to remediate identified vulnerabilities across a wide range of severities. We have policies and procedures to oversee and identify the cybersecurity risks associated with our use of certain third-party service providers. These policies and procedures include onboarding risk assessments prior to engagement and, as appropriate based on identified risk, may include either cybersecurity-related contractual terms and/or periodic risk assessments throughout the life cycle of the third-party relationship. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to the remediation of cybersecurity incidents.

Our Board has ultimate oversight of our cybersecurity risk, which it oversees as part of our ERM program. The CIO and SDIS regularly provide reporting on cybersecurity to both our executive management and our Board. This reporting includes updates on our information security strategy and organizational structure, key cyber risks and threats, progress related to various initiatives designed to protect us from such risks and threats, assessments of our cybersecurity program and emerging trends, including those related to the use of AI as both a threat and a defense mechanism. Depending on the criticality of a cybersecurity incident and in accordance with our incident response plan, certain matters are required to be reported promptly to the Board, as appropriate.

As of the date of this report, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, financial condition, or our brand. However, we cannot provide assurance that such threats will not be discovered, occur, or result in such an impact in the future. For more information regarding risks relating to information technology and cybersecurity, please refer to Item 1A. “Risk Factors.”

ITEM 2. PROPERTIES

As of March 31, 2025, we leased a total of 545 thousand square feet of office and warehouse space across 24 properties, primarily in the US, that are used in common by our technology business segments- product, professional services, and managed services- and our financing business segment. Our leases expire at varying dates over the next 10 years. We have certain employees that work at customer sites, their homes, or other locations. Additionally, we utilize coworking spaces in certain cities.

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

Not Applicable.

PART II

ITEM 5.
 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

On March 31, 2025, our common stock traded on the NASDAQ Global Select Market under the symbol “PLUS.”

On May 7, 2025, there were 257 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

DIVIDEND POLICIES AND RESTRICTIONS

We did not pay any cash dividends on our common stock during the fiscal years ended March 31, 2025, and 2024. Holders of our common stock are entitled to dividends if and when declared by our Board, out of funds legally available. Generally, we have retained our earnings for use in the business and to repurchase our common stock. We currently intend to retain future earnings to fund ongoing operations, finance the growth and development of our business and continue to repurchase our common stock. Any future determination concerning the payment of dividends will depend upon our financial condition, results of operations, capital requirements and any other factors deemed relevant by our Board.

PURCHASES OF OUR COMMON STOCK

The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2025. Please refer to Note 12, “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2025 through January 31, 2025	87,033	$77.89	87,033	782,445
February 1, 2025 through February 28, 2025	89,454	$70.76	89,454	692,991
March 1, 2025 through March 31, 2025	-	$-	-	692,991
Total	176,487		176,487

(1)
All shares were acquired in open-market purchases.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. On May 18, 2024, our Board authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning on May 28, 2024.

ITEM 6. [RESERVED]

ITEM 7.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (the “financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.

For a financial review and a discussion of results for the year ended March 31, 2024, compared to the results for the year ended March 31, 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 23, 2024.

EXECUTIVE OVERVIEW

We are a leading solutions provider in the areas of security, cloud, networking, collaboration, AI, and emerging technologies. We deliver actionable outcomes for organizations by using IT and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud services in an evolving market.

As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, collaboration, and emerging technologies. Further, we offer professional services in the spaces of digital signage, EV charging solutions, loss prevention and security, store openings, remodels, and store closings.

We deliver integrated solutions that address our customers’ business needs, leveraging the appropriate technologies, both on-premises and in the cloud. Our approach is to lead with advisory consulting to understand our customers’ needs, and then design, deploy, and manage solutions aligned to their objectives. Underpinning the broader areas of cloud, security, networking, and collaboration are specific skills in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge computing and other advanced and emerging technologies. These solutions are comprised of class-leading technologies from our commercial partners.

We are a reseller for thousands of manufacturers, which have enabled us to provide our customers with new and evolving IT solutions. We possess top-level IT engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements.

Additionally, we offer flexible financing for purchases from us and from third parties. We have been in the business of selling, leasing, financing, and managing IT and other assets for more than 30 years.

We serve primarily middle market to large enterprises across diverse markets including telecom, media and entertainment, technology, state and local government and educational institutions (“SLED”), healthcare, and financial services. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

BUSINESS TRENDS

We believe the following key factors are impacting our business performance and our ability to achieve business results:

●
General economic concerns including changes in law by the current US government, inflation, tariffs, sanctions, changing interest rates, staffing shortages, remote work trends, geopolitical concerns and changes in US government spending and contracting practices may impact our customers’ willingness to spend on technology, services and financing.

●
We are experiencing pricing pressure and project delays within our enterprise accounts impacting our gross profit. Our financing quotes are generally indexed to market rates to enable us to change rates from time of quote to funding. Financing transactions funded with our cash flows, not debt, are subject to interest rate risk. If the market interest rate exceeds our internal rate of return, we may not fund the transaction to obtain the proceeds and lock in our profit on the transaction. Also, we are experiencing constriction of funds available for certain transactions and more stringent assessment of our financing arrangements by our lenders. Additionally, there is uncertainty as to how the recent change in the US government administration will impact current and future transactions involving the US federal government.

●
Our customers’ top focus areas include AI, security, cloud solutions, as well as digital transformation and modernization. We have developed advisory services, assessments, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcome.

●
Modernizing legacy applications, data modernization, reducing operational complexity, securing workloads, the cost and performance of IT operations, and agility are changing the way companies are purchasing and consuming technology. These are fueling deployments of solutions on cloud, managed services and hybrid platforms and licensing models, which may include invoicing over the term of the engagement and may result in additional revenue recognized on a net basis.

●
Rapid cloud adoption has led to customer challenges around increasing costs, security concerns, and skillset gaps. These challenges are consistent across all industries and business sizes. We have developed a Cloud Managed Services portfolio to address these needs, allowing our clients to focus on driving business outcomes via optimized and secure cloud platforms.

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share - diluted.

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

The following tables provide our key business metrics for our consolidated entity, our technology business segments- consisting of our product, professional services, and managed services segments- and our financing business segment (in thousands, except per share amounts):

	Year Ended March 31,
	2025	2024	2023
Consolidated
Financial Metrics
Net sales	$2,068,789	$2,225,302	$2,067,718

Gross profit	$569,121	$550,793	$517,524
Gross margin	27.5%	24.8%	25.0%
Operating income margin	6.8%	7.1%	8.0%

Net earnings	$107,978	$115,776	$119,356
Net earnings margin	5.2%	5.2%	5.8%
Net earnings per common share - diluted	$4.05	$4.33	$4.48

Non-GAAP Financial Metrics
Non-GAAP: Net earnings (1)	$124,475	$131,327	$133,931
Non-GAAP: Net earnings per common share - diluted (1)	$4.67	$4.92	$5.02

Adjusted EBITDA (2)	$178,234	$190,441	$190,592
Adjusted EBITDA margin (2)	8.6%	8.6%	9.2%

Technology business segments
Financial Metrics
Net sales
Product	$1,608,768	$1,883,809	$1,750,802
Professional services	229,030	154,549	151,785
Managed services	171,347	137,528	112,658
Total	$2,009,145	$2,175,886	$2,015,245

Gross profit
Product	$373,557	$397,618	$380,741
Professional services	90,517	68,194	61,594
Managed services	51,307	42,667	32,155
Total	$515,381	$508,479	$474,490

Gross margin
Product	23.2%	21.1%	21.7%
Professional services	39.5%	44.1%	40.6%
Managed services	29.9%	31.0%	28.5%
Total	25.7%	23.4%	23.5%

Operating income	$106,293	$132,560	$140,110

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$142,843	$164,409	$164,184

Operational Metrics
Gross billings (3)
Networking	$929,708	$1,172,274	$927,319
Cloud	865,855	824,128	892,308
Security	683,597	625,392	639,416
Collaboration	120,369	120,960	127,027
Other	244,997	262,439	282,748
Product gross billings	2,844,526	3,005,193	2,868,818
Service billings	435,921	324,571	277,070
Total gross billings	$3,280,447	$3,329,764	$3,145,888

Financing business segment
Financial Metrics
Net sales	$59,644	$49,416	$52,473

Gross profit	$53,740	$42,314	$43,034

Operating income	$35,120	$25,697	$26,052

Non-GAAP Financial Metric
Adjusted EBITDA (2)	$35,391	$26,032	$26,408

(1)
Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted are based on net earnings calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition and integration expenses, and the related tax effects.

We use Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provide useful information to investors and others in understanding and evaluating our operating results. However, our use of non-GAAP information as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted or similarly titled measures differently, which may reduce their usefulness as comparative measures. Our acquisition related expenses for the year ended March 31, 2025, are related to our acquisition of Bailiwick Services, LLC (“Bailiwick”).

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted (in thousands, except per share amounts):

	Year Ended March 31,
	2025	2024	2023
GAAP: Earnings before tax	$148,839	$161,093	$162,974
Share-based compensation	9,996	9,731	7,824
Acquisition related expenses	1,072	-	-
Acquisition related amortization expense	19,929	15,180	9,411
Other (income) expense—net	(7,426)	(2,836)	3,188
Non-GAAP: Earnings before provision for income taxes	172,410	183,168	183,397

GAAP: Provision for income taxes	40,861	45,317	43,618
Share-based compensation	2,742	2,772	2,104
Acquisition related expenses	300	-	-
Acquisition related amortization expense	5,495	4,306	2,527
Other (income) expense—net	(1,990)	(831)	950
Tax benefit (expense) on restricted stock	527	277	267
Non-GAAP: Provision for income taxes	47,935	51,841	49,466

Non-GAAP: Net earnings	$124,475	$131,327	$133,931

	Year Ended March 31,
	2025	2024	2023
GAAP: Net earnings per common share - diluted	$4.05	$4.33	$4.48

Share-based compensation	0.27	0.27	0.21
Acquisition related expenses	0.03	-	-
Acquisition related amortization expense	0.54	0.40	0.26
Other (income) expense—net	(0.20)	(0.07)	0.08
Tax benefit (expense) on restricted stock	(0.02)	(0.01)	(0.01)
Total non-GAAP adjustments - net of tax	0.62	0.59	0.54

Non-GAAP: Net earnings per common share - diluted	$4.67	$4.92	$5.02

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Year Ended March 31,
	2025	2024	2023
Consolidated
Net earnings	$107,978	$115,776	$119,356
Provision for income taxes	40,861	45,317	43,618
Share-based compensation	9,996	9,731	7,824
Depreciation and amortization	25,753	21,025	13,709
Acquisition related expenses	1,072	-	-
Interest and financing costs	-	1,428	2,897
Other (income) expense	(7,426)	(2,836)	3,188
Adjusted EBITDA	$178,234	$190,441	$190,592

Technology business segments
Operating income	$106,293	$132,560	$140,110
Share-based compensation	9,725	9,470	7,579
Depreciation and amortization	25,753	20,951	13,598
Acquisition related expenses	1,072	-	-
Interest and financing costs	-	1,428	2,897
Adjusted EBITDA	$142,843	$164,409	$164,184

Financing business segment
Operating income	$35,120	$25,697	$26,052
Share-based compensation	271	261	245
Depreciation and amortization	-	74	111
Adjusted EBITDA	$35,391	$26,032	$26,408

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns, credit memos, and sales or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

FINANCIAL SUMMARY

Net sales: Net sales for the year ended March 31, 2025, decreased $156.5 million compared to the prior fiscal year. The decrease in net sales was driven by lower product revenues offset by higher managed services and professional services revenue from our technology business segments, and higher revenues from our financing business segment. For additional information, see the “Segment Results of Operations” below.

Gross profit: Consolidated gross profit for the year ended March 31, 2025, increased $18.3 million compared to the prior fiscal year due to increases in professional and managed services that were partially offset by declines in product sales. Overall, gross margins were up by 270 basis points year over year to 27.5%, primarily due to higher product margins led by a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis, partially offset by lower services margins.

Operating expenses: Operating expenses for the year ended March 31, 2025, increased $35.2 million compared to the prior fiscal year. Our increase in operating expenses was primarily due to an increase in salaries and benefits, general and administrative expenses, acquisition related expenses, and depreciation and amortization expenses, partially offset by a decrease in interest and financing costs. Our increases in these categories for the year ended March 31, 2025, compared to the prior fiscal year, were partially due to our acquisition of Bailiwick in August 2024. As of March 31, 2025, we had 2,199 employees, an increase of 15.7% from 1,900 as of March 31, 2024, largely due to our acquisition of Bailiwick. For additional information, see the “Segment Results of Operations” below.

Operating income: As a result of the foregoing, operating income for the year ended March 31, 2025, decreased $16.8 million compared to the prior fiscal year, and operating margin decreased by 30 basis points to 6.8%.

Adjusted EBITDA for the year ended March 31, 2025, decreased $12.2 million compared to the prior fiscal year. Adjusted EBITDA margin for the year ended March 31, 2025, remained flat at 8.6%, as compared to the prior fiscal year. The decrease in Adjusted EBITDA was due to a decrease from our technology business segments, which was offset by higher Adjusted EBITDA from our financing business segment.

Net earnings per common share—diluted for the year ended March 31, 2025, decreased $0.28, to $4.05 per share, as compared to $4.33 per share in the prior fiscal year. Non-GAAP: Net earnings per common share—diluted for the year ended March 31, 2025, decreased $0.25, to $4.67 per share, as compared to $4.92 per share for the year ended March 31, 2024.

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

●
Professional services segment: Our professional services segment includes our advanced professional services to our customers that are performed under time and materials, fixed fee, or milestone contracts. Professional services include consulting, assessments, architecture, deployment, and configuration, logistic services, training, staff augmentation services, and project management services. Additionally, we offer professional services in the spaces of digital signage, EV charging solutions, loss prevention and security, store openings, remodels, and store closings.

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

Fluctuations in operating results

Our operating results may fluctuate due to customer demand for our products and services, supplier costs including due to the imposition and/or increase in tariffs and inflation, product availability due to supply chain volatility, changes in vendor incentive programs, changes by vendors to increased ratable billing for solutions sets and increased sales of products that are recorded on a net basis, interest rate fluctuations, currency fluctuations, the timing of sales of financial assets, general economic conditions, and differences between estimated residual values and actual amounts realized for leased equipment. We expect to continue to expand by hiring additional staff for specific targeted market areas and roles whenever we can find both experienced personnel and desirable geographic areas over the longer term, which may impact our operating results. We expect to continue to acquire businesses when we locate businesses that are desirable and fit our strategic objectives.

SEGMENT RESULTS OF OPERATIONS

The Year Ended March 31, 2025, Compared to the Year Ended March 31, 2024

TECHNOLOGY BUSINESS SEGMENTS

The results of operations for our technology business segments were as follows (in thousands):

	Year ended March 31,
	2025	2024	Change	Percent Change
Financial metrics
Net sales
Product	$1,608,768	$1,883,809	$(275,041)	(14.6)%
Professional services	229,030	154,549	74,481	48.2%
Managed services	171,347	137,528	33,819	24.6%
Total	$2,009,145	$2,175,886	$(166,741)	(7.7)%

Gross Profit
Product	373,557	397,618	(24,061)	(6.1)%
Professional services	90,517	68,194	22,323	32.7%
Managed services	51,307	42,667	8,640	20.2%
Total	515,381	508,479	6,902	1.4%

Selling, general, and administrative	383,335	353,540	29,795	8.4%
Depreciation and amortization	25,753	20,951	4,802	22.9%
Interest and financing costs	-	1,428	(1,428)	(100.0)%
Operating expenses	409,088	375,919	33,169	8.8%

Operating income	$106,293	132,560	$(26,267)	(19.8)%

Key metrics & other information
Gross billings	$3,280,447	$3,329,764	$(49,317)	(1.5)%
Adjusted EBITDA	$142,843	$164,409	$(21,566)	(13.1)%
Product margin	23.2%	21.1%
Professional services margin	39.5%	44.1%
Managed services margin	29.9%	31.0%

Net sales by customer end market:
Telecom, media & entertainment	$453,892	$547,525	$(93,633)	(17.1)%
SLED	333,371	329,617	3,754	1.1%
Technology	300,465	379,720	(79,255)	(20.9)%
Healthcare	286,474	278,893	7,581	2.7%
Financial services	174,798	243,630	(68,832)	(28.3)%
All others	460,145	396,501	63,644	16.1%
Total	$2,009,145	2,175,886	(166,741)	(7.7)%

Net sales by type:
Networking	$781,703	$1,005,679	$(223,976)	(22.3)%
Cloud	509,774	546,341	(36,567)	(6.7)%
Security	191,872	193,956	(2,084)	(1.1)%
Collaboration	55,483	65,714	(10,231)	(15.6)%
Other	69,936	72,119	(2,183)	(3.0)%
Total products	1,608,768	1,883,809	(275,041)	(14.6)%

Professional services	229,030	154,549	74,481	48.2%
Managed services	171,347	137,528	33,819	24.6%
Total	$2,009,145	$2,175,886	$(166,741)	(7.7)%

Net sales: Net sales of the combined technology business segments for the year ended March 31, 2025, decreased compared to the year ended March 31, 2024, due to decreased net sales to customers in telecom, media, and entertainment, technology, and financial service industries, offset by increased net sales to customers in the SLED and healthcare industries.

Product segment sales for the year ended March 31, 2025, decreased compared to the year ended March 31, 2024, due to decreases in demand and a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT-related initiatives.

Professional services segment sales for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, primarily due to increases in revenues from the acquisition of Bailiwick.

Managed services segment sales for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support, cloud services, and service desk services.

Gross profit: Gross profit of the combined technology business segments for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, due to an increase in professional and managed service sales, offset by decrease in product sales. Gross profit margin increased by 230 basis points to 25.7% due to higher product margins, partially offset by lower managed services and professional services margin.

Product segment margin for the year ended March 31, 2025, increased by 210 basis points compared to the year ended March 31, 2024, due to a shift in product mix resulting in a higher proportion of sales of third-party maintenance and subscriptions which are recorded on a net basis partially offset by lower margins to certain enterprise customers. Vendor incentives earned as a percentage of product sales for the year ended March 31, 2025 increased by 40 basis points, which had a positive effect on gross margin, as compared to the prior year.

Professional services segment margin for the year ended March 31, 2025, decreased by 460 basis points, compared to the year ended March 31, 2024, due to our acquisition of Bailiwick whose services tend to have a lower gross margin due to the use of a higher proportion of third parties for delivery than our organic professional services.

Managed services segment margin for the year ended March 31, 2025, decreased by 110 basis points, compared to the year ended March 31, 2024, due to higher third-party costs incurred for cloud services.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2025, for our technology business segments, increased compared to the year ended March 31, 2024, mainly due to increases in salaries and benefits.

Salaries and benefits, including variable compensation for the year ended March 31, 2025, increased $21.5 million compared to the prior fiscal year, due to an increase of $24.2 million in salaries and benefits, mainly driven by increased headcount, offset by a decrease of $2.9 million in variable compensation. Our technology business segments had a total of 2,166 employees as of March 31, 2025, an increase of 300 from 1,866 employees as of March 31, 2024. We added 441 employees on August 19, 2024 from our acquisition of Bailiwick. In total, we increased the number of customer-facing employees in the technology business by 272 employees as of March 31, 2025, compared to the year ended March 31, 2024. Our increase in customer-facing employees consists of an increase of 277 professional and managed services and technical support personnel, partially offset by a decrease of 5 in sales and marketing personnel.

General and administrative expenses for our technology business segments for the year ended March 31, 2025, increased $6.9 million as compared to the prior fiscal year. General and administrative expenses were higher mainly due to increases in software, subscription, and maintenance fees, warehouse and logistic fees, and office rent. Our increases in these categories for the year ended March 31, 2025, compared to the prior fiscal year, were partially due to our acquisition of Bailiwick in August 2024. Additionally, we incurred $1.1 million in acquisition related expenses due to our acquisition of Bailiwick during the year ended March 31, 2025.

Provision for credit losses for our technology business for the year ended March 31, 2025, was $1.7 million, as compared to $0.4 million for the year ended March 31, 2024. Our higher provision for credit losses for the year ended March 31, 2025, was due to an increase in exposure to accounts with higher credit risk.

Depreciation and amortization expense: Depreciation and amortization of our technology business for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition during the year ended March 31, 2025.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2025, decreased, compared to the year ended March 31, 2024, due to lower average borrowings outstanding during the year under our WFCDF Credit Facility. We did not have any outstanding debt on the accounts receivable component of our WFCDF Credit Facility during the year ended March 31, 2025. We had an average borrowing balance of $18.4 million and a weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility of 7.07% during our year ended March 31, 2024.

FINANCING BUSINESS SEGMENT

The results of operations for our financing business segment were as follows (in thousands):

	Year ended March 31,
	2025	2024	Change	Percent Change
Financial Metrics
Portfolio earnings	$18,229	$13,937	$4,292	30.8%
Transactional gains	28,866	19,016	9,850	51.8%
Post-contract earnings	11,295	14,301	(3,006)	(21.0)%
Other	1,254	2,162	(908)	(42.0)%
Net sales	$59,644	$49,416	$10,228	20.7%

Gross profit	53,740	42,314	11,426	27.0%

Selling, general, and administrative	16,409	14,194	2,215	15.6%
Depreciation and amortization	-	74	(74)	(100.0)%
Interest and financing costs	2,211	2,349	(138)	(5.9)%
Operating expenses	18,620	16,617	2,003	12.1%

Operating income	$35,120	$25,697	$9,423	36.7%

Key Metrics & Other Information
Adjusted EBITDA	$35,391	$26,032	$9,359	36.0%

Net sales: Net sales for the year ended March 31, 2025, increased due to higher portfolio earnings and transactional gains, offset primarily by lower post-contract earnings. Portfolio earnings increased due to a higher average earnings rate. Transactional gains increased due to increased margins. Total proceeds from sales of financing receivables were $634.9 million and $762.6 million for the years ended March 31, 2025, and 2024, respectively. Our proceeds from sales of financing receivables for the year ended March 31, 2025, are lower than the prior fiscal year due in part to a few sales of large financial receivables in the prior year period that were not replicated in the current year period. Post-contract earnings decreased due to lower month-to-month rents and lower proceeds from sales of off-lease equipment.

Gross Profit: Gross profit for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, due to the increase in transactional gains.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, due to an increase in general and administrative expenses, variable compensation, and provision for credit losses. General and administrative expenses increased due to higher professional fees. Variable compensation increased due to the increase in gross profit. Provision for credit losses increased due to an increase in our exposure to accounts with a higher credit risk.

Our financing business segment employed 33 people as of March 31, 2025, compared to 34 people as of March 31, 2024. Certain support functions for the financing business segment are shared resources with the technology business and expenses are allocated accordingly.

Interest and financing costs: Interest and financing costs for the year ended March 31, 2025, decreased compared to the year ended March 31, 2024, due to lower average outstanding borrowings and slightly lower interest rates. As of March 31, 2025, our non-recourse notes payable increased to $38.8 million from $36.2 million in the prior year. Our weighted average interest rate for non-recourse notes payable was 6.47% and 6.49% as of March 31, 2025, and 2024, respectively.

CONSOLIDATED

Other income (expense), net: Other income for the year ended March 31, 2025, was $7.4 million, compared to $2.8 million, for the year ended March 31, 2024. Higher other income was driven by increased interest income offset by increased foreign exchange losses. We had $8.6 million in interest income for the year ended March 31, 2025, compared to $2.7 million in the prior fiscal year primarily due to our higher cash balances during the year. We had foreign exchange losses of $1.2 million for the year ended March 31, 2025, compared to a loss of $0.1 million in the prior fiscal year.

Provision for income taxes: Our provision for income tax expense for the years ended March 31, 2025, and 2024 was $40.9 million and $45.3 million, respectively. Our effective income tax rates for the years ended March 31, 2025, and 2024 were 27.5% and 28.1%, respectively. Our effective income tax rate was lower for the year ended March 31, 2025, as compared to the year ended March 31, 2024, primarily due to lower state taxes.

Net earnings: Net earnings for the year ended March 31, 2025, were $108.0 million, a decrease of $7.8 million, as compared to $115.8 million in the prior fiscal year. The decrease in net earnings was due to a decrease in operating profits from our technology business, offset by an increase in other income, driven by increased interest income, an increase in operating profits from our financing business segment, and a decrease in provision for income taxes.

Basic earnings per common share and diluted earnings per common share for the year ended March 31, 2025, were $4.07 and $4.05, respectively, a decrease of 6.4% and 6.5%, as compared to $4.35 and $4.33 for the year ended March 31, 2024.

Weighted average common shares outstanding used in the calculation of basic earnings per common share and diluted earnings per common share were 26.5 million and 26.7 million, respectively, for the year ended March 31, 2025, compared to 26.6 million and 26.7 million, respectively, for the year ended March 31, 2024.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the years ended March 31, 2025, and 2024 (in thousands):

	Year Ended March 31,
	2025	2024
Net cash provided by operating activities	$302,145	$248,449
Net cash used in investing activities	(128,867)	(61,964)
Net cash used in financing activities	(37,576)	(36,619)
Effect of exchange rate changes on cash	652	62
Net increase in cash and cash equivalents	$136,354	$149,928

Cash flows from operating activities

We had cash provided by operating activities of $302.1 million during the year ended March 31, 2025, compared to cash provided by operating activities of $248.4 million during the year ended March 31, 2024. See below for a breakdown of operating cash flows by business (in thousands):

	Year Ended March 31,
	2025	2024
Technology business segments	$313,865	$248,967
Financing business segment	(11,720)	(518)
Net cash provided by operating activities	$302,145	$248,449

Technology business: During the year ended March 31, 2025, our combined technology business segments provided $313.9 million from operating activities primarily due to net earnings and decreases in accounts receivable and inventory, partially offset by increases in deferred costs.

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

The following table presents the components of the cash conversion cycle for our technology business segments:

	As of March 31,
	2025	2024
(DSO) Days sales outstanding (1)	66	62
(DIO) Days inventory outstanding (2)	14	23
(DPO) Days payable outstanding (3)	(51)	(39)
Cash conversion cycle	29	46

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

Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2025, and 2024 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid around 30 days from the invoice date.

Our cash conversion cycle decreased to 29 days for March 31, 2025, compared to 46 days for March 31, 2024, as DSO increased by 4 days, DIO decreased by 9 days, and DPO increased by 12 days from March 31, 2024, to March 31, 2025.

Financing business segment: During the year ended March 31, 2025, our financing business segment used $11.7 million from increases in financing receivables partially offset by an increase in accounts payable and net earnings.

During the year ended March 31, 2024, our financing business segment used $0.5 million from operating activities, primarily due to net earnings and a decrease in accounts receivable, offset by an increase in financing receivables.

Cash flows related to investing activities

During the year ended March 31, 2025, we used $128.9 million in investing activities, consisting of $124.9 million for the acquisition of Bailiwick and $6.6 million for purchases of property, equipment, and operating lease equipment, partially offset by $2.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

During the year ended March 31, 2024, we used $62.0 million in investing activities, consisting of $54.2 million to acquire businesses and $8.5 million for purchases of property, equipment, and operating lease equipment, partially offset by $0.7 million of proceeds from the sale of property, equipment, and operating lease equipment.

Cash flows from financing activities

During the year ended March 31, 2025, we used $37.6 million in financing activities, consisting of $46.9 million to repurchase outstanding shares of our common stock, $15.6 million repayments on the floor plan component of our WFCDF Credit Facility, and $2.3 million paid to the sellers of Peak Resources, Inc. (“Peak”) based on adjustments to a final determination of total net assets delivered in our January 2024 acquisition of Peak, partially offset by $23.6 million in net borrowings of non-recourse notes payable in our financing segment, and $3.6 million in proceeds of issuance of common stock to employees under an employee stock purchase plan.

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

SECURED BORROWINGS

We may finance all or most of the cost of the assets that we finance for customers by transferring all or part of the contractual payments due to us to third-party financing institutions. When we account for the transfer as a secured borrowing, we recognize the proceeds as either recourse or non-recourse notes payable. Our customers are responsible for repaying the debt from a secured borrowing. The lender typically secures a lien on the financed assets at the time the financial assets are transferred and releases it upon collecting all the transferred payments. We are not liable for the repayment of non-recourse loans unless we breach our representations and warranties in the loan agreements. The lender assumes the credit risk and its only recourse, upon default by the customer, is against the customer and the specific equipment under lease. While we expect that the credit quality of our financing arrangements and our residual return history will continue to allow us to obtain such financing, such financing may not be available on acceptable terms, or at all. Interest rates have been rising and may continue to rise. To preserve our expected internal rate of return, we generally quote rates that are indexed. Some of our lenders will not commit to rates for a length of time, resulting in exposure to us if the interest rates rise and we cannot pass all or part of such increased interest rates to the customer.

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) in our technology business segments through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

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

As of March 31, 2025, and March 31, 2024, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $89.5 million and $105.1 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility

Our borrowings and repayments under the revolving credit facility are included in “borrowings of non-recourse and recourse notes payable” and “repayments of non-recourse and recourse notes payable,” respectively, within cash flows from the financing activities in our consolidated statements of cash flows.

As of March 31, 2025, and March 31, 2024, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both March 31, 2025, and March 31, 2024.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2025, and 2024, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively acquire other companies that have attractive customer relationships and skilled sales and/or IT engineering forces. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules. We may continue to use our internally generated funds to finance investments in leased assets or investments in notes receivable due from our customers. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not expect our WFCDF Credit Facility will be terminated by WFCDF or us. Additionally, while our lending partners in our financing business segment continue to be discerning in their approval processes, we currently have funding resources available for our transactions.

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

CONTRACTUAL OBLIGATIONS

Our material contractual obligations consist of payments non-recourse notes payable and lease liabilities. Please refer to Note 5, “Lessee Accounting” and Note 9, “Notes Payable and Credit Facility” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the maturities of these obligations.

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

We classify our leases as either sales-type leases or operating leases. For sales-type leases, upon lease commencement, we recognize the present value of the lease payments, and the residual asset discounted using the rate implicit in the lease. When we are financing equipment provided by another dealer, we typically do not have any selling profit or loss arising from the lease. When we are the dealer of the equipment being leased, we typically recognize revenue in the amount of the lease receivable and cost of sales in the amount of the carrying value of the underlying asset minus the unguaranteed residual asset. We may need to use judgment to determine the fair value of the equipment. After the commencement date, we recognize interest income as part of net sales using the effective interest method. For operating leases, we recognize the underlying asset as an operating lease asset. We depreciate the asset on a straight-line basis to its estimated residual value over its estimated useful life. We recognize the lease payments over the lease term on a straight-line basis as part of net sales.

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

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off financing receivables when we deem them to be uncollectable. As of March 31, 2025, we estimated expected credit loss rates related to both our accounts receivable and financing receivables at rates comparable to March 31, 2024 across most asset pools.

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

Several foreign jurisdictions are implementing or considering a 15% minimum effective tax rate under the OECD’s Global Anti-Base Erosion (“Pillar Two”) model rules. This applies to multinational companies with consolidated revenue above €750 million. Companies must calculate a combined effective tax rate for all entities in a jurisdiction, and if it’s below 15%, a top-up tax is required. We qualified under the safe harbor provisions in jurisdictions that have implemented Pillar Two, so no top-up tax applies.

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
 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures, or “disclosure controls”, as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on the evaluation described above, the CEO and CFO concluded that disclosure controls and procedures as of March 31, 2025, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2025.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick. We excluded Bailiwick from our evaluation of the effectiveness of our internal control over financial reporting for the year ended March 31, 2025. We are in the process of integrating Bailiwick into our system of internal control over financial reporting. Other than the foregoing, management determined that, as of March 31, 2025, ePlus maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing on page F-5.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.-  OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2025, no director or executive officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

ITEM 9C.
  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive 2025 Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the 2025 Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “Board Committees” is incorporated herein by reference.

The information under the heading “Executive Officers” in Item 1 of this report is incorporated in this section by reference.

Code of ethics

We have a code of ethics that applies to all our employees, including our principal executive officer, principal financial officer, principal accounting officer and our Board. The Code of Conduct is available on our website at www.eplus.com/investors/corporate-governance-legal/code-of-conduct. We will disclose on our website any amendments to or waivers from any provision of the Code of Conduct that applies to any of the directors or executive officers.

Insider trading policies

We have a policy on insider trading governing the purchase, sale, and dispositions of our securities by our directors, officers, and employees that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the NASDAQ Stock Market. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report.

ITEM 11.
EXECUTIVE COMPENSATION

The information in the 2025 Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2025 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2025 Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Stock Ownership” is incorporated herein by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2025 Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2025 Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2025” is incorporated herein by reference.

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

(a)(2) FINANCIAL STATEMENT SCHEDULE

See “Financial Statement Schedule II - Valuation and Qualifying Accounts” on page S-1.

(a)(3) EXHIBIT LIST

Exhibits 10.2 through 10.18, exhibits 10.25 through 10.27, and exhibit 97.1 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description
3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

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

10.10	ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2024).

10.11	Amended and Restated ePlus inc. Cash Incentive Plan, effective April 1, 2025 (filed herewith).

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

10.19
First Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report in Form 8-K filed on October 19, 2021). *

10.20
Guaranty and Security Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain future subsidiaries of ePlus inc., as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2021). *

10.21
First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021). *

10.22
First Amended and Restated Limited Guaranty, dated as of October 13, 2021, by and between ePlus inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2021). *

10.23
First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 3, 2022). *

10.24
Second Amendment to First Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2023). *

10.25
Form of Restricted Stock Award Agreement (for awards of restricted stock granted to non-employee directors under and subject to the provisions of the ePlus inc. 2017 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

10.26
Form of Stock Agreement (for awards of stock in lieu of cash compensation granted to non-employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).

10.27
Form of Restricted Stock Award Agreement (for awards of restricted stock granted to non-employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024).

19	Insider Trading Policy (Incorporated herein by reference to Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

21	Subsidiaries of ePlus inc. (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350 (furnished herewith).

97.1
Policy for Recoupment of Incentive Compensation, effective as of November 17, 2023 (Incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

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
Date: May 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director (Principal Executive Officer)
Date: May 22, 2025

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 22, 2025

/s/ MELISSA J. BALLENGER
By: Melissa J. Ballenger, Director
Date: May 22, 2025

/s/ RENEE BERGERON
By: Renée Bergeron, Director
Date: May 22, 2025

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 22, 2025

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 22, 2025

/s/ IRA A. HUNT III
By: Ira A. Hunt III, Director
Date: May 22, 2025

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison, Director
Date: May 22, 2025

/s/ BEN XIANG
By: Ben Xiang, Director
Date: May 22, 2025

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 22, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
▪
We tested the design and operating effectiveness of management’s controls over the determination of gross or net recognition of third-party software and support sales.
▪
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
–
Determined whether the sale treatment as principal or agent is appropriate and consistent with the Company’s conclusion.

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
▪
We tested the design and operating effectiveness of management’s controls over the transfer of financial assets, including management’s controls over the evaluation of the terms of loan documents and accompanying investor data, assignment agreements, and the calculation of the gain or loss.

▪
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
May 22, 2025

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ePlus inc.
Herndon, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the “Company”) as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 22, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bailiwick Services, LLC, which was acquired on August 19, 2024, and whose financial statements constitute approximately 8% of total assets and 4% of revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Bailiwick Services, LLC.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
May 22, 2025

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2025	March 31, 2024
ASSETS

Current assets:
Cash and cash equivalents	$389,375	$253,021
Accounts receivable—trade, net	517,114	644,616
Accounts receivable—other, net	53,803	46,884
Inventories	120,440	139,690
Financing receivables—net, current	169,025	102,600
Deferred costs	66,769	59,449
Other current assets	47,264	27,269
Total current assets	1,363,790	1,273,529

Financing receivables and operating leases—net	127,518	79,435
Deferred tax asset	3,658	5,620
Property, equipment, and other assets—net	104,974	89,289
Goodwill	202,858	161,503
Other intangible assets—net	82,007	44,093
TOTAL ASSETS	$1,884,805	$1,653,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$451,734	$315,676
Accounts payable—floor plan	89,527	105,104
Salaries and commissions payable	45,031	43,696
Deferred revenue	152,780	134,596
Non-recourse notes payable—current	27,456	23,288
Other current liabilities	31,355	34,630
Total current liabilities	797,883	656,990

Non-recourse notes payable—long-term	11,317	12,901
Deferred tax liability—long-term	1,454	-
Other liabilities	96,528	81,799
TOTAL LIABILITIES	907,182	751,690

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,526 outstanding at March 31, 2025 and 26,952 outstanding at March 31, 2024	276	274
Additional paid-in capital	193,698	180,058
Treasury stock, at cost, 1,056 shares at March 31, 2025 and 447 shares at March 31, 2024	(70,748)	(23,811)
Retained earnings	850,956	742,978
Accumulated other comprehensive income—foreign currency translation adjustment	3,441	2,280
Total Stockholders’ Equity	977,623	901,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,884,805	$1,653,469

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended March 31,
	2025	2024	2023
Net sales
Product	$1,668,412	$1,933,225	$1,803,275
Services	400,377	292,077	264,443
Total	2,068,789	2,225,302	2,067,718
Cost of sales
Product	1,241,115	1,493,293	1,379,500
Services	258,553	181,216	170,694
Total	1,499,668	1,674,509	1,550,194

Gross profit	569,121	550,793	517,524

Selling, general, and administrative	399,744	367,734	333,520
Depreciation and amortization	25,753	21,025	13,709
Interest and financing costs	2,211	3,777	4,133
Operating expenses	427,708	392,536	351,362

Operating income	141,413	158,257	166,162

Other income (expense), net	7,426	2,836	(3,188)

Earnings before tax	148,839	161,093	162,974

Provision for income taxes	40,861	45,317	43,618

Net earnings	$107,978	$115,776	$119,356

Net earnings per common share—basic	$4.07	$4.35	$4.49
Net earnings per common share—diluted	$4.05	$4.33	$4.48

Weighted average common shares outstanding—basic	26,503	26,610	26,569
Weighted average common shares outstanding—diluted	26,666	26,717	26,654

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2025	2024	2023

NET EARNINGS	$107,978	$115,776	$119,356

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	1,161	712	1,692

Other comprehensive income	1,161	712	1,692

TOTAL COMPREHENSIVE INCOME	$109,139	$116,488	$121,048

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$107,978	$115,776	$119,356

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,596	25,928	18,589
Provision for credit losses	2,981	1,204	666
Share-based compensation expense	9,996	9,731	7,825
Deferred taxes	3,413	(2,656)	2,083
Net gain on disposal of property, equipment, and operating lease equipment	(1,474)	(491)	(3,479)
Changes in:
Accounts receivable	168,996	(104,039)	(78,679)
Inventories	29,364	104,781	(88,097)
Financing receivables—net	(138,863)	(32,054)	(41,015)
Deferred costs and other assets	(34,445)	(4,982)	(73,980)
Accounts payable	112,082	82,911	75,270
Salaries and commissions payable, deferred revenue, and other liabilities	12,521	52,340	46,036
Net cash provided by (used in) operating activities	302,145	248,449	(15,425)

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	2,662	721	3,742
Purchases of property, equipment, and operating lease equipment	(6,603)	(8,503)	(9,380)
Cash used in acquisitions, net of cash acquired	(124,926)	(54,182)	(13,288)
Net cash used in investing activities	(128,867)	(61,964)	(18,926)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	42,820	297,305	193,051
Repayments of non-recourse and recourse notes payable	(19,210)	(279,649)	(196,069)
Proceeds from issuance of common stock	3,635	3,019	-
Repurchase of common stock	(46,937)	(9,853)	(7,224)
Payments to settle liabilities for acquisitions	(2,307)	-	-
Net repayments on floor plan facility	(15,577)	(47,441)	(10,708)
Net cash used in financing activities	(37,576)	(36,619)	(20,950)

Effect of exchange rate changes on cash	652	62	3,016

Net increase (decrease) in cash and cash equivalents	136,354	149,928	(52,285)

Cash and cash equivalents, beginning of period	253,021	103,093	155,378

Cash and cash equivalents, end of period	$389,375	$253,021	$103,093

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,300	$3,768	$4,065
Cash paid for income taxes	$48,732	$41,526	$51,984
Cash paid for amounts included in the measurement of lease liabilities	$5,821	$4,071	$4,610

Schedule of non-cash investing and financing activities:
Proceeds from sale of property, equipment, and leased equipment	$1	$78	$21
Purchases of property, equipment, and operating lease equipment	$(219)	$(283)	$(1,453)
Consideration for acquisitions	$-	(2,307)	-
Borrowing of non-recourse and recourse notes payable	$16,210	$30,329	$39,558
Debt derecognized due to sales of financial assets	$(37,236)	$(52,133)	$(30,487)
Vesting of share-based compensation	$11,893	$9,477	$9,897
Repurchase of common stock	$-	$-	$(122)
New operating lease assets obtained in exchange for lease obligations	$7,146	$4,883	$11,886

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2022	26,886	$270	$159,480	$(6,734)	$507,846	$(124)	$660,738
Issuance of restricted stock awards	150	2	-	-	-	-	2
Share-based compensation	-	-	7,823	-	-	-	7,823
Repurchase of common stock	(131)	-	-	(7,346)	-	-	(7,346)
Net earnings	-	-	-	-	119,356	-	119,356
Foreign currency translation adjustment	-	-	-	-	-	1,692	1,692
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$627,202	$1,568	$782,265
Issuance of restricted stock awards	162	2	(2)	-	-	-	-
Issuance of common stock	71	-	3,019	-	-	-	3,019
Share-based compensation	-	-	9,738	-	-	-	9,738
Repurchase of common stock	(186)	-	-	(9,731)	-	-	(9,731)
Net earnings	-	-	-	-	115,776	-	115,776
Foreign currency translation adjustment	-	-	-	-	-	712	712
Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	125	1	(1)	-	-	-	-
Issuance of common stock	58	1	3,634	-	-	-	3,635
Share-based compensation	-	-	10,007	-	-	-	10,007
Repurchase of common stock	(609)	-	-	(46,937)	-	-	(46,937)
Net earnings	-	-	-	-	107,978	-	107,978
Foreign currency translation adjustment	-	-	-	-	-	1,161	1,161
Balance, March 31, 2025	26,526	$276	$193,698	$(70,748)	$850,956	$3,441	$977,623

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

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual asset values, vendor consideration, lease classification, goodwill and intangible assets, allowance for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

CASH AND CASH EQUIVALENTS — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. As of March 31, 2025, and March 31, 2024, there were no restrictions on the withdrawal of funds from our money market funds.

CONCENTRATIONS OF RISK — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, accounts receivable, and financing receivables. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance on both March 31, 2025, and March 31, 2024 included approximately 17% concentration of invoices due from Verizon Communications Inc. Our risk on our accounts receivable and financing receivables is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. Our credit risk is further mitigated by transferring certain of our financing receivables to financial institutions on a non-recourse basis and, for our lease receivables, by owning the underlying asset. A substantial portion of our sales are products from Cisco Systems, which represented approximately 32%, 44%, and 40%, of our technology business segments net sales for the years ended March 31, 2025, 2024, and 2023, respectively.

CONTRACT ASSETS — We recognize contract assets when we recognize revenue and our right to consideration is conditioned on our future performance.

CONTRACT LIABILITIES — We recognize contract liabilities when cash payments are received or due in advance of our performance.

DEFERRED COSTS — When a contract is within the scope of Codification Topic 606, we defer costs of fulfilling the contract when they generate or enhance resources that will be used by us in satisfying performance obligations in the future. Additionally, we capitalize costs that are incremental to obtaining the contracts, predominately sales commissions, and expense them in proportion to each completed contract performance obligation. Our long-term deferred costs are included in our consolidated balance sheets as part of property, equipment, and other assets—net.

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

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•
Level 2 – Inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets, that are observable for the asset or liability, either directly or indirectly.

•
Level 3 – Unobservable inputs for the asset or liability. The fair values are determined based on model-based techniques such as discounted cash flow models using inputs that we could not corroborate with market data.

FINANCIAL INSTRUMENTS — For financial instruments such as cash, short-term investments, accounts receivables, accounts payable and other current liabilities, we consider the recorded value of the financial instruments to approximate the fair value due to their short maturities. On March 31, 2025, the carrying amounts of our notes receivable and non-recourse payables were $221.7 million and $38.8 million, respectively, and their fair values were $223.7 million and $38.8 million, respectively. On March 31, 2024, the carrying amounts of our notes receivable and non-recourse payables were $108.2 million and $36.2 million, respectively, and their fair values were $106.3 million and $36.1 million, respectively.

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

FOREIGN CURRENCY MATTERS — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income (expense), net on our consolidated statement of operations. For the years ended March 31, 2025, 2024, and 2023, we recognized losses of $1.2 million, $0.1 million, and $5.4 million, respectively, due to foreign currency transactions.

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

PROPERTY AND EQUIPMENT — Property and equipment are stated at cost, net of accumulated depreciation and amortization. We recognize property and equipment obtained through a business combination at its fair market value as of the acquisition date. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. We typically depreciate internal use IT equipment over three years, perpetual software licenses over five years, and furniture and fixtures over five years.

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

Sales of third-party maintenance, software support, services, and software that benefits the customer only in conjunction with accompanying support

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

For sales-type leases, upon lease commencement, we recognize the present value of the lease payments, and the residual asset discounted using the rate implicit in the lease. When we are financing equipment provided by another dealer, we typically do not have any selling profit or loss arising from the lease. When we are the dealer of the equipment being leased, we typically recognize revenue in the amount of the lease receivable and cost of sales in the amount of the carrying value of the underlying asset minus the unguaranteed residual asset. After the commencement date, we recognize interest income as part of net sales using the effective interest method.

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

Service revenue

Sales of ePlus professional services and managed services

Our professional services offerings include consulting, architecture, deployment, and configuration services, software adoption services, training services, assessments, logistics, and staffing. Our managed service offerings range from monitoring and notification to fully outsourced network management and service desk solutions. In all these arrangements, we satisfy our performance obligation and recognize revenue over time.

In arrangements for ePlus professional services, we provide services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. We utilize output and input methods to measure progress. Our input methods that we utilize include measuring costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method, and measuring service hours in proportion to total estimated service hours.

Our professional services offerings include projects where products and services are delivered together to satisfy one performance obligation. In these arrangements, we recognize the entire arrangement in professional services and include the cost of the products as part of cost of sales for professional services.

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

SOFTWARE DEVELOPMENT COSTS — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We did not have significant capitalized development costs for internal use software for either of the years ended March 31, 2025, or March 31, 2024.

TREASURY STOCK — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity in the accompanying consolidated balance sheets.

VENDOR CONSIDERATION — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2025, and 2024 were $15.5 million and $28.1 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted this update in our annual period ending March 31, 2025 with comparative periods updated to reflect additional disclosures. This standard did not have a material effect on our consolidated financial statements or disclosures. See Note 17, “Segment Reporting” for our inclusion of the new disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. This update is effective for annual periods beginning in our fiscal year ending March 31, 2028 and interim periods beginning in the first quarter of our fiscal year ending March 31, 2029. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

3. REVENUES

ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Our balance in accounts receivable—trade, net includes our accounts receivable recognized from contracts with customers and contract assets. Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time.

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	March 31, 2025	March 31, 2024
Accounts receivable	$507,241	$635,370
Contract assets	13775	11,795
Allowance for credit losses	(3,902)	(2,549)
Total accounts receivable—trade, net	$517,114	$644,616

In addition, we had $66.3 million and $44.6 million of receivables from contracts with customers included within financing receivables as of March 31, 2025 and 2024, respectively.

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we received consideration, or the amount is due from the customer. The following table provides our total balance of contract liabilities from contracts with customers (in thousands):

	March 31, 2025	March 31, 2024
Current (included in deferred revenue)	$152,619	$134,110
Non-current (included in other liabilities)	$81,605	$68,174

Revenue recognized from the beginning contract liability balance was $112.5 million and $86.0 million for the fiscal years ended March 31, 2025, and 2024, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2026	$93,331
2027	44,262
2028	22,093
2029	12,142
2030 and thereafter	3,108
Total remaining performance obligations	$174,936

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

The following table provides the profit recognized for sales-type leases at their commencement date, including modifications that are recognized on a net basis, for the years ended March 31, 2025, 2024, and 2023 (in thousands):

	Year Ended March 31,
	March 31, 2025	March 31, 2024	March 31, 2023
Net sales	$33,671	$21,578	$22,677
Cost of sales	29,512	19,557	19,009
Gross profit	$4,159	$2,021	$3,668

The following table provides interest income in aggregate on our sales-type leases and lease income on our operating leases for the years ended March 31, 2025, 2024, and 2023 (in thousands):

	Year Ended March 31,
	March 31, 2025	March 31, 2024	March 31, 2023
Interest income on sales-type leases	$9,148	$6,769	$3,943
Lease income on operating leases	$7,969	$10,886	$17,421

FINANCING RECEIVABLES—NET

The following tables provide a disaggregation of our financing receivables—net (in thousands):

	Notes	Sales-Type Lease	Financing
March 31, 2025	Receivable	Receivables	Receivables
Gross receivables	$229,923	$90,913	$320,836
Unguaranteed residual value (1)	-	13,350	13,350
Unearned income	(8,254)	(27,342)	(35,596)
Allowance for credit losses (2)	(1,739)	(1,945)	(3,684)
Total, net	$219,930	$74,976	$294,906
Reported as:
Current	$122,975	$46,050	$169,025
Long-term	96,955	28,926	125,881
Total, net	$219,930	$74,976	$294,906

(1)
Includes unguaranteed residual values of $5,929 thousand that we retained after selling the related lease receivable.
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

(3)
Includes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(4)
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
(2)
Refer to Note 7, “Allowance for Credit Losses” for details.

The following table provides the future scheduled minimum lease payments to be received from our sales-type leases as of March 31, 2025 (in thousands):

Year ending March 31, 2026	$46,735
2027	23,708
2028	15,083
2029	4,835
2030	552
Total	$90,913

OPERATING LEASES—NET

Operating leases—net represents the carrying value of assets that we are leasing to our customers on leases that are classified as operating leases. The components of operating leases—net are as follows (in thousands):

	March 31, 2025	March 31, 2024
Cost of equipment under operating leases	$4,774	$10,744
Accumulated depreciation	(3,137)	(7,128)
Operating leases—net (1)	$1,637	$3,616

(1)
Amounts include estimated unguaranteed residual values of $932 thousand and $1,346 thousand as of March 31, 2025, and 2024 respectively.

The following table provides the future scheduled minimum lease rental payments to be received from our operating leases as of March 31, 2025 (in thousands):

Year ending March 31, 2026	$823
2027	292
2028	85
2029	23
Total	$1,223

TRANSFERS OF FINANCIAL ASSETS

We enter into arrangements to transfer the contractual payments due under financing receivables and operating lease agreements.

For transfers accounted for as a secured borrowing, the corresponding investments serve as collateral for non-recourse notes payable. As of March 31, 2025, and March 31, 2024, we had financing receivables of $42.9 million and $45.8 million, respectively, and operating leases of $0.6 million and $2.8 million, respectively which were collateral for non-recourse notes payable. See Note 9, “Notes Payable and Credit Facility.”

For transfers accounted for as sales, we derecognize the carrying value of the financial asset transferred plus any liability and recognize a net gain or loss on the sale, which are presented within net sales in the consolidated statement of operations. For the years ended March 31, 2025, 2024, and 2023, we recognized net gains of $28.9 million, $19.0 million, and $16.1 million, respectively, and total proceeds from these sales were $634.9 million, $762.6 million, and $706.0 million, respectively.

When we retain servicing obligations in transfers accounted for as sales, we allocate a portion of the proceeds to deferred revenues, which is recognized as we perform the services. As of March 31, 2025, and March 31, 2024, we had deferred revenue of $0.3 million and $0.4 million, respectively, for servicing obligations.

In a limited number of transfers accounted for as sales, we indemnified the assignee if the lessee elects to early terminate the lease. As of March 31, 2025, and March 31, 2024, the total potential payments that could result from these indemnities was immaterial.

5. LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits. We recognize our right-of-use assets as part of property, equipment, and other assets—net. As of March 31, 2025, and 2024, we had right-of-use assets of $17.9 million and $15.4 million, respectively.

We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. As of March 31, 2025, and 2024, we had current lease liabilities of $5.6 million and $4.2 million, respectively, and long-term lease liabilities of $13.6 million and $12.7 million, respectively. We recognized operating lease cost of $5.7 million, $5.8 million, and $5.2 million as part of selling, general, and administrative expenses during the years ended March 31, 2025, 2024, and 2023, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2025, and March 31, 2024, are as follows:

	Year Ended March 31,
Lease term and Discount Rate	2025	2024
Weighted average remaining lease term (months)	60	75
Weighted average discount rate	5.5%	5.3%

The following table provides our future lease payments under our operating leases as of March 31, 2025 (in thousands):

Year ending March 31, 2026	$5,719
2027	5,163
2028	3,451
2029	2,184
2030 and thereafter	5,601
Total lease payments	22,118
Less: interest	(2,924)
Present value of lease liabilities	$19,194

As of March 31, 2025, we were committed to one office lease that had not yet commenced with a total commitment of $480 thousand dollars.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2025, and March 31, 2024, respectively (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2023 (1)	106497	$19,712	$9,896	$136,105
Acquisitions	22,586	2,780	-	25,366
Foreign currency translations	25	5	2	32
Balance, March 31, 2024 (1)	$129,108	$22,497	$9,898	$161,503
Acquisitions	30	41,275	-	41,305
Foreign currency translations	39	7	4	50
Balance, March 31, 2025 (1)	$129,177	$63,779	$9,902	$202,858

(1)
Balance is net of $8,673 thousand in accumulated impairments that were recorded in segments that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

Our goodwill balance increased by $41.3 million for the year ended March 31, 2025, due to our acquisition of Bailiwick Services, LLC (“Bailiwick”) that closed on August 19, 2024. Please refer to Note 16, “Business Combinations” for details of our acquisitions.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development.

The following table provides the composition of our purchased intangible assets as of March 31, 2025, and March 31, 2024 (in thousands):

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$167,093	$(93,085)	$74,008	$117,682	$(73,870)	$43,812
Trade names and other	11,459	(3,500)	7,959	2,798	(2,725)	73
Total	$178,552	$(96,585)	$81,967	$120,480	$(76,595)	$43,885

Our customer relationships, trade names, and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for purchased intangibles was $19.9 million, $15.2 million, and $9.3 million for the years ended March 31, 2025, 2024 and 2023, respectively.

Our capitalized software development had no carrying value as of March 31, 2025 and $0.2 million as of March 31, 2024.

The following table provides the future amortization expense for purchased intangibles as of March 31, 2025 (in thousands):

Year ending March 31, 2026	$20,623
2027	16,909
2028	13,537
2029	10,379
2030	7,774
2031 and thereafter	12,745
Total	$81,967

7. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2025, 2024, and 2023 (in thousands):

	Accounts Receivable	Notes Receivable	Lease Receivables	Total
Balance as of March 31, 2022	$2,411	$708	$681	$3,800
Provision for credit losses	273	93	300	666
Write-offs and other	(112)	-	-	(112)
Balance as of March 31, 2023	2,572	801	981	4,354
Provision for credit losses	477	255	472	1,204
Write-offs and other	(362)	-	(18)	(380)
Balance as of March 31, 2024	2,687	1,056	1,435	5,178
Provision for credit losses	1,805	682	494	2,981
Write-offs and other	(418)	1	16	(401)
Balance as of March 31, 2025	$4,074	$1,739	$1,945	$7,758

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

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2025 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2025	2024	2023	2022	2021	2020 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$158,257	$11,929	$4,821	$887	$1,116	$-	$177,010	$(19,512)	$157,498
Average CQR	38,647	3,450	1,556	37	2	-	43,692	(3,809)	39,883
Low CQR	-	58	909	-	-	-	967	-	967
Total	$196,904	$15,437	$7,286	$924	$1,118	$-	$221,669	$(23,321)	$198,348

Lease receivables:
High CQR	$18,095	$9,683	$4,926	$549	$189	$201	$33,643	$(8,682)	$24,961
Average CQR	21,304	9,829	4,343	598	17	-	36,091	(6,308)	29,783
Low CQR	-	354	579		325	-	1,258	-	1,258
Total	$39,399	$19,866	$9,848	$1,147	$531	$201	$70,992	$(14,990)	$56,002

Total amortized cost (1)	$236,303	$35,303	$17,134	$2,071	$1,649	$201	$292,661	$(38,311)	$254,350

(1)
Excludes unguaranteed residual values of $5,929 thousand that we retained after selling the related lease receivable.
(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides the amortized cost basis of our financing receivables by CQR and by credit origination year as of March 31, 2024 (in thousands):

	Amortized cost basis by origination year ending March 31,
	2024	2023	2022	2021	2020	2019 and prior	Total	Transfers (2)	Net credit exposure

Notes receivable:
High CQR	$63,934	$15,821	$3,440	$2,656	$30	$-	$85,881	$(25,683)	$60,198
Average CQR	18,715	3,260	302	52	-	-	22,329	(3,476)	18,853
Low CQR	-	-	-	-	-	-	-	-	-
Total	$82,649	$19,081	$3,742	$2,708	$30	$-	$108,210	$(29,159)	$79,051

Lease receivables:
High CQR	$22,123	$9,457	$1,341	$1,151	$100	$7	$34,179	$(1,128)	$33,051
Average CQR	22,861	9,548	2,133	259	2	-	34,803	(5,436)	29,367
Low CQR	-	-	-	-	-	-	-	-	-
Total	$44,984	$19,005	$3,474	$1,410	$102	$7	$68,982	$(6,564)	$62,418

Total amortized cost (1)	$127,633	$38,086	$7,216	$4,118	$132	$7	$177,192	$(35,723)	$141,469

(1)
Excludes unguaranteed residual values of $3,718 thousand that we retained after selling the related lease receivable.
(2)
Transfers consist of receivables that have been transferred to third-party financial institutions on a non-recourse basis.

The following table provides an aging analysis of our financing receivables as of March 31, 2025 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	3888	$419	$1,369	$5,676	$15,946	$21,622	$200,047	$221,669
Lease receivables	1,191	579	1,610	3,380	5,421	8,801	62,191	70,992
Total	$5,079	$998	$2,979	$9,056	$21,367	$30,423	$262,238	$292,661

The following table provides an aging analysis of our financing receivables as of March 31, 2024 (in thousands):

	31-60 Days Past Due	61-90 Days Past Due	> 90 Days Past Due	Total Past Due	Current	Total Billed	Unbilled	Amortized Cost
Notes receivable	$1,251	$334	$2,484	$4,069	$9,337	$13,406	$94,804	$108,210
Lease receivables	1,174	284	2,213	3671	4,691	8,362	60,620	68,982
Total	$2,425	$618	$4,697	$7,740	$14,028	$21,768	$155,424	$177,192

Our financial assets on nonaccrual status were not significant as of March 31, 2025, and March 31, 2024.

8. PROPERTY, EQUIPMENT, AND OTHER ASSETS—NET

Our property, equipment, and other assets—net consists of the following components (in thousands):

	March 31, 2025	March 31, 2024
Deferred costs—long-term	$55,790	$47,812
Right-of-use asset	17,857	15,407
Property and equipment—net	15,551	12,935
Prepaid expenses—long-term	15,627	12,846
Other	149	289
Total other assets—long-term	$104,974	$89,289

Our property and equipment—net consists of the following (in thousands):

	March 31, 2025	March 31, 2024
Furniture, fixtures, and equipment	$26,463	$26,507
Leasehold improvements	13,343	11,776
Capitalized software	2,608	1,685
Vehicles	558	396
Total assets	42,972	40,364
Accumulated depreciation and amortization	(27,421)	(27,429)
Property and equipment – net	$15,551	$12,935

Depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $7.0 million, $6.7 million, and $5.5 million for the years ended March 31, 2025, 2024, and 2023, respectively.

9. NOTES PAYABLE AND CREDIT FACILITY

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) in our technology business through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility (the “WFCDF Credit Facility”) has a floor plan facility and a revolving credit facility.

Our credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers in the aggregate principal amount of up to $500.0 million, together with a sublimit for a revolving credit facility for up to $200.0 million.

We use the floor plan facility to facilitate the purchase of inventory from designated suppliers. WFCDF pays our suppliers and provides us extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45-60 days from the invoice date. We normally do not incur any interest for balances under the floor plan facility. We pay an unused commitment fee in months that our floor plan utilization is below certain thresholds. We are not involved in establishing the terms or conditions of the arrangements between our suppliers and WFCDF.

The following table provides roll forwards of our outstanding obligations confirmed as valid under the floor plan facility for the years ended March 31, 2025, and 2024 (in thousands):

	Year ended March 31,
	2025	2024
Confirmed obligations at the beginning of the year	$105,104	$134,615
Invoices assumed from acquisitions	-	17,930
Invoices confirmed during the year	692,349	791,511
Confirmed invoices paid during the year	(707,926)	(838,952)
Confirmed obligations at the end of the year	$89,527	$105,104

Our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan on our balance sheet.

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of March 31, 2025, and March 31, 2024.

The amount of principal available is subject to a borrowing base determined by, among other things, the Borrowers’ accounts receivable and inventory, each pursuant to a formula and subject to certain reserves. Loans accrue interest at a rate per annum equal to Term SOFR Rate plus a Term SOFR Adjustment of 0.10% plus an Applicable Margin of 1.75%.

We did not have any outstanding debt on the accounts receivable component of our WFCDF Credit Facility during the year ended March 31, 2025. We had an average borrowing balance of $18.4 million and a weighted average interest rate on the accounts receivable component of our WFCDF Credit Facility of 7.07% during our year ended March 31, 2024.

Our borrowings under the WFCDF Credit Facility are secured by the assets of the Borrowers. Additionally, the WFCDF Credit Facility requires a guaranty of $10.5 million by ePlus inc.

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of March 31, 2025, and March 31, 2024, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

NON-RECOURSE NOTES PAYABLE

Non-recourse notes payable consist of borrowings that, in the event of a default by the customer, the lender generally only has recourse against the customer, and the assets serving as collateral, but not against us. As of March 31, 2025, and March 31, 2024, we had $38.8 million and $36.2 million, respectively, of non-recourse borrowings that were collateralized by investments in notes and leases. Principal and interest payments are generally due periodically in amounts that are approximately equal to the total payments due from the customer under the leases or notes receivable that collateralize the notes payable. The weighted average interest rate for our non-recourse notes payable was 6.47% and 6.49%, as of March 31, 2025, and March 31, 2024, respectively.

Our non-recourse notes payable as of March 31, 2025, mature as follows (in thousands):

Year ending March 31, 2026	$27,456
2027	8,169
2028	2,639
2029	509
Total maturities	$38,773

10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of March 31, 2025, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2025, 2024 and 2023 (in thousands, except per share data):

	2025	2024	2023
Net earnings attributable to common shareholders – basic and diluted	$107,978	$115,776	$119,356

Basic and diluted common shares outstanding:
Weighted average common shares outstanding – basic	26,503	26,610	26,569
Effect of dilutive shares	163	107	85
Weighted average shares common outstanding – diluted	26,666	26,717	26,654

Earnings per common share – basic	$4.07	$4.35	$4.49
Earnings per common share – diluted	$4.05	$4.33	$4.48

12. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our Board of Directors (“Board”) authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024. On March 22, 2023, our Board authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2023. On March 24, 2022, our Board authorized the repurchase of up to 1,000,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2022. These plans authorized purchases to be made from time to time in the open market, or in privately negotiated transactions, subject to availability. Any repurchased shares will have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the year ended March 31, 2025, we purchased 557,009 shares of our outstanding common stock at a value of $43.1 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2024, we purchased 131,837 shares of our outstanding common stock at a value of $6.7 million under the share repurchase plan; we also purchased 53,945 shares of common stock at a value of $3.0 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

13. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of March 31, 2025, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

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

The purpose of the 2021 Employee LTIP is to encourage our employees to acquire a proprietary interest in the growth and performance of ePlus, thus enhancing the value of ePlus for the benefit of its stockholders, and to enhance our ability to attract and retain exceptionally qualified individuals. These plans are administered by the Compensation Committee.

Shares issuable under these plans may consist of authorized but unissued shares or shares held in our treasury. Under these plans, the Compensation Committee will determine the time and method of exercise or vesting of the awards. Shares under these plans will not be used to compensate our outside directors, who may be compensated under the separate 2024 Director LTIP, as discussed below.

2017 Director LTIP and 2024 Director LTIP

On September 12, 2024, our shareholders approved the 2024 Director LTIP. The 2024 Director LTIP replaces the 2017 Director LTIP. Beginning September 12, 2024, we permanently ceased issuing any additional shares under the 2017 Director LTIP. The maximum aggregate number of shares that may be issued as restricted shares under the 2024 Director LTIP is 300,000 shares. The purpose of the 2024 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors. Each director receives an annual grant of restricted stock having a grant-date fair value equal to the cash compensation earned by an outside director during our fiscal year ended immediately before the respective annual grant-date. These restricted shares are prohibited from being sold, transferred, assigned, pledged, or otherwise encumbered or disposed of. The shares vest on the one-year anniversary from the date of the grant. In addition, each director may also elect to receive stock in lieu of their cash compensation. Stock received in lieu of cash is issued under the 2024 Director LTIP and vests immediately.

RESTRICTED STOCK ACTIVITY

During the year ended March 31, 2025, we granted 729 restricted shares under the 2017 Director LTIP, 7,966 restricted shares under the 2024 LTIP, and 121,097 restricted shares under the 2021 Employee LTIP.

Cumulatively, as of March 31, 2025, we have granted a total of 115,665 restricted shares under the 2017 Director LTIP, 7,966 shares under the 2024 Director LTIP, and 412,605 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the non-vested restricted shares for the year ended March 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested April 1, 2024	308,411	$55.02
Granted	129,792	$74.02
Vested	(158,512)	$53.55
Forfeited	(3,918)	$61.08
Non-vested March 31, 2025	275,773	$64.80

In each of the years ended March 31, 2025, 2024, and 2023, we used the closing stock price on the grant date or, if the grant date fell on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2025, 2024, and 2023 was $74.02, $56.50, and $56.50, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2025, 2024, and 2023 was $8.5 million, $7.8 million, and $7.1 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. Each of the 2021 Employee LTIP, the 2017 Director LTIP, and the 2024 Director LTIP allow us to withhold enough shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2025, we withheld 52,450 shares of common stock at a value of $3.8 million, which was included in treasury stock. For the year ended March 31, 2024, we withheld 53,945 shares of common stock at a value of $3.0 million, which was included in treasury stock.

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

The following table provides a summary of the nonvested PSUs for the fiscal year ended March 31, 2025:

	Number of units	Weighted Average Grant-date Fair Value
Nonvested April 1, 2024	15,120	$61.17
Granted	19,415	$78.54
Vested	-	$-
Forfeited	-	$-
Nonvested March 31, 2025	34,535	$70.94

EMPLOYEE STOCK PURCHASE PLAN

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase up to an aggregate of 2.50 million shares of our stock. Employees in this plan contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the year ended March 31, 2025, and March 31, 2024, we issued 58,064 shares at a weighted average price of $62.61 per share and 70,715 shares at a weighted average price of $42.69 per share, respectively, under the ESPP. As of March 31, 2025, there were 2.37 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the years ended March 31, 2025, 2024 and 2023, respectively (in thousands):

	Year Ended March 31,
	2025	2024	2023
Equity-based compensation expense	$9,996	$9,731	$7,825
Income tax benefit	$(2,749)	$(2,735)	$(2,097)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of March 31, 2025, the total unrecognized compensation expense related to non-vested restricted stock was $10.7 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required, and the amount of our contributions are entirely within our discretion. For the years ended March 31, 2025, 2024, and 2023, we recognized expense for employer contributions to the plan of $5.7 million, $4.7 million, and $4.2 million, respectively.

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

As of March 31, 2025, and 2024, we do not have any unrecognized tax benefits for uncertain tax positions. We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. The tax years ended March 31, 2024, March 31, 2023, and March 31, 2022, are subject to examination by federal and state taxing authorities.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year Ended March 31,
	2025	2024	2023
Income tax expense computed at the US statutory federal rate	$31,256	$33,830	$34,224
State income tax expense—net of federal benefit	7,722	9,624	8,754
Non-deductible executive compensation	2,020	1,718	1,708
Other	(137)	145	(1,068)
Provision for income taxes	$40,861	$45,317	$43,618
Effective income tax rate	27.5%	28.1%	26.8%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2025	2024	2023
Current:
Federal	$26,708	$34,232	$30,928
State	9,648	12,371	10,110
Foreign	1,092	1,370	499
Total current expense	37,448	47,973	41,537

Deferred:
Federal	3,141	(2,419)	1,301
State	127	(188)	970
Foreign	145	(49)	(190)
Total deferred expense (benefit)	3,413	(2,656)	2,081

Provision for income taxes	$40,861	$45,317	$43,618

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31,
	2025	2024
Deferred tax assets:
Accrued vacation	$2,744	$2,666
Deferred revenue	7,108	6,934
Allowance for credit losses	1,745	1,278
Restricted stock	301	738
Other deferred tax assets	841	689
Inventory reserve	1,313	546
Capitalized research expenditures	1,666	502
Accrued bonus	2,708	2,641
Lease liabilities	5,067	4,503
Other credits and carryforwards	101	251
Gross deferred tax assets	23,594	20,748
Less: valuation allowance	(63)	(70)
Net deferred tax assets	23,531	20,678

Deferred tax liabilities:
Property and equipment	(2,516)	(2,724)
Operating leases	(7,804)	(3,889)
Prepaid expenses	(4,095)	(1,807)
Right-of-use assets	(4,714)	(4,113)
Tax deductible goodwill	(2,198)	(2,525)
Total deferred tax liabilities	(21,327)	(15,058)

Net deferred tax asset	$2,204	$5,620

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation as of March 31, 2025, we are recognizing a valuation allowance to offset gross deferred tax assets primarily attributable to net operating losses at certain of the foreign subsidiaries and foreign tax credit carry forwards. We believe that it is more likely than not that we will realize the remaining gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

15. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2025, and March 31, 2024 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Money market funds	$280,067	$280,067	$-	$-

March 31, 2024
Assets:
Money market funds	$179,709	$179,709	$-	$-

16. BUSINESS COMBINATIONS

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

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the prior reporting period as though the acquisition date had been April 1, 2023, is not material.

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

The amount of revenues and earnings of the acquiree since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the prior reporting period as though the acquisition date had been April 1, 2023, is not material.

17. SEGMENT REPORTING

We manage and report our operating results through four operating segments: product, professional services, managed services, and financing. Our organizational structure is based on how our chief operating decision maker (“CODM”) allocates resources, manages operations, and evaluates performance. Our CODM is our Chief Executive Officer.

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

Our CODM measures the performance of the segments within our technology business based on gross profit and measures our financing business segment based on operating income. We do not present asset information for our reportable segments as we do not provide asset information to our CODM. Our CODM uses quarterly financial results and forecasts to manage operations. Our CODM also uses our financial results and forecasts in our annual budgeting process.

The following table provides reportable segment information (in thousands):

	Year Ended March 31,
	2025	2024	2023
Net sales
Product	$1,608,768	$1,883,809	$1,750,802
Professional services	229,030	154,549	151,785
Managed services	171,347	137,528	112,658
Financing	59,644	49,416	52,473
Total	2,068,789	2,225,302	2,067,718

Cost of sales
Product	1,235,211	1,486,191	1,370,061
Professional services	138,513	86,355	90,191
Managed services	120,040	94,861	80,503
Financing	5,904	7,102	9,439
Total	1,499,668	1,674,509	1,550,194

Gross profit
Product	373,557	397,618	380,741
Professional services	90,517	68,194	61,594
Managed services	51,307	42,667	32,155
Financing	53,740	42,314	43,034
Total	569,121	550,793	517,524

Selling, general, and administrative
Technology business	383,335	353,540	317,885
Financing	16,409	14,194	15,635
Total	399,744	367,734	333,520

Depreciation and amortization
Technology business	25,753	20,951	13,598
Financing	-	74	111
Total	25,753	21,025	13,709

Interest and financing costs
Technology business	-	1,428	2,897
Financing	2,211	2,349	1,236
Total	2,211	3,777	4,133

Operating income
Technology business	106,293	132,560	140,110
Financing	35,120	25,697	26,052
Total	141,413	158,257	166,162

Other income (expense), net	7,426	2,836	(3,188)

Earnings before tax	$148,839	$161,093	$162,974

Selected financial data - statement of cash flow

Purchases of property, equipment, and operating lease equipment:
Technology business	$5,216	$7,454	$7,693
Financing	1,387	1,049	1,687
Total	$6,603	$8,503	$9,380

The following tables provide a disaggregation of net sales by source and further disaggregate our revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Year ended March 31, 2025
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,575,097	$229,030	$171,347	$5,560	$1,981,034
Financing and other	33671	-	-	54,084	87,755
Total	$1,608,768	$229,030	$171,347	$59,644	$2,068,789

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,390,811	$-	$-	$5,560	$1,396,371
Transferred at a point in time as agent	184,286	-	-	-	184,286
Transferred over time as principal	-	229,030	171,347	-	400,377
Total revenue from contracts with customers	$1,575,097	$229,030	$171,347	$5,560	$1,981,034

	Year ended March 31, 2024
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,862,231	$154,549	$137,528	$5,926	$2,160,234
Financing and other	21,578	-	-	43,490	65,068
Total	$1,883,809	$154,549	$137,528	$49,416	$2,225,302

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,687,639	$-	$-	$5,926	$1,693,565
Transferred at a point in time as agent	174,592	-	-	-	174,592
Transferred over time as principal	-	154,549	137,528	-	292,077
Total revenue from contracts with customers	$1,862,231	$154,549	$137,528	$5,926	$2,160,234

	Year ended March 31, 2023
	Product	Professional Services	Managed Services	Financing	Total
Net Sales:
Contracts with customers	$1,728,125	$151,785	$112,658	$9,304	$2,001,872
Financing and other	22,677	-	-	43,169	65,846
Total	$1,750,802	$151,785	$112,658	$52,473	$2,067,718

Timing and position as principal or agent:
Transferred at a point in time as principal	$1,566,760	$-	$-	$9,304	$1,576,064
Transferred at a point in time as agent	161,365	-	-	-	161,365
Transferred over time as principal	-	151,785	112,658	-	264,443
Total revenue from contracts with customers	$1,728,125	$151,785	$112,658	$9,304	$2,001,872

TECHNOLOGY BUSINESS DISAGGREGATION OF REVENUE

The following table provides a disaggregation of our revenue from contracts with customers for our technology business by customer end market and by type (in thousands):

	Year Ended March 31,
	2025	2024	2023
Customer end market:
Telecom, media & entertainment	$453,892	$547,525	$532,921
SLED	333,371	329,617	290,624
Technology	300,465	379,720	393,594
Healthcare	286,474	278,893	274,936
Financial services	174,798	243,630	156,257
All others	460,145	396,501	366,913
Net sales	2,009,145	2,175,886	2,015,245
Less: revenue from financing and other	(33,671)	(21,578)	(22,677)
Total revenue from contracts with customers	$1,975,474	2,154,308	1,992,568

Type:
Product
Networking	$781,703	$1,005,679	$803,678
Cloud	509,774	546,341	587,097
Security	191,872	193,956	214,459
Collaboration	55,483	65,714	57,472
Other	69,936	72,119	88,096
Total product	1,608,768	1,883,809	1,750,802

Professional services	229,030	154,549	151,785
Managed services	171,347	137,528	112,658
Net sales	2,009,145	2,175,886	2,015,245
Less: revenue from financing and other	(33,671)	(21,578)	(22,677)
Total revenue from contracts with customers	$1,975,474	$2,154,308	$1,992,568

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

GEOGRAPHIC INFORMATION

The geographic information for the years ended March 31, 2025, 2024, and 2023 was as follows (in thousands):

	Year Ended March 31,
	2025	2024	2023
Net sales:
US	$1,983,403	$2,127,695	$1,953,465
Non-US	85,386	97,607	114,253
Total	$2,068,789	$2,225,302	$2,067,718

Our long-lived tangible assets include property and equipment-net, operating leases-net, and equipment that has been returned to us at the termination of the lease.

	March 31,
	2025	2024
Long-lived tangible assets:
US	$17,162	$16,258
Non-US	321	582
Total	$17,483	$16,840

Sales to Verizon Communications Inc. represented 16%, 19% and 22% of net sales for the years ended March 31, 2025, March 31, 2024, and March 31, 2023, respectively, all of which related to our technology business segments.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Allowance for sales returns: (1)
Year ended March 31, 2023	$1,246	$3,991	$(3,973)	$1,264
Year ended March 31, 2024	$1,264	$4,647	$(4,296)	$1,615
Year ended March 31, 2025	$1,615	$7,043	$(5,969)	$2,689

Allowance for credit losses:
Year ended March 31, 2023	$3,800	$666	$(112)	$4,354
Year ended March 31, 2024	$4,354	$1,204	$(380)	$5,178
Year ended March 31, 2025	$5,178	$2,981	$(401)	$7,758

Valuation for deferred taxes:
Year ended March 31, 2023	$250	$(138)	$-	$112
Year ended March 31, 2024	$112	$(42)	$-	$70
Year ended March 31, 2025	$70	$(7)	$-	$63

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $16.6 million, $10.1 million, and $7.9 million as of March 31, 2025, 2024, and 2023, respectively.

S-1