Form 10-Q
period 2025-06-30
EPLUS INC
filed 2025-08-07
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

The number of shares of common stock outstanding as of August 4, 2025, was 26,625,574.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act,” and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
financial losses resulting from national and international political instability fostering uncertainty and volatility in the global economy including changes in interest rates, tariffs, inflation, export requirements applicable to products we sell, sanctions and exposure to foreign currency losses;
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
●
a material decrease in the credit quality of our customer base, or a material increase in our credit losses;
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
●
our dependence on key personnel to maintain certain customer relationships, and our ability to hire, train, and retain sufficient qualified personnel by recruiting and retaining highly skilled, competent personnel with needed vendor certifications;
●
risks relating to artificial intelligence (“AI”), including the use or capabilities of AI and emerging laws, rules and regulations related to AI;
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

●
our ability to increase our total number of customers and our ability to increase our total number of customers who use our managed services and professional services while we continuously enhance our managed services offerings to remain competitive in the marketplace;
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
●
failure to comply with public sector contracts, or related applicable laws or regulations;
●
our ability to raise capital, maintain or increase as needed our lines of credit with vendors or our floor plan facility, or the effect of those changes on our common stock price;
●
our ability to predictably meet expectations of the investor and analyst community, including relative to our financial performance guidance that we provide;
●     our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, system integration, and other key strategies following acquisitions; and

●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I. FINANCIAL INFORMATION
Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2025	March 31, 2025
ASSETS

Current assets:
Cash and cash equivalents	$480,178	$389,375
Accounts receivable—trade, net	700,873	516,925
Accounts receivable—other, net	38,606	19,382
Inventories	101,053	120,440
Deferred costs	66,898	66,769
Other current assets	14,708	28,500
Current assets of discontinued operations	-	222,399
Total current assets	1,402,316	1,363,790

Deferred tax asset	9,852	3,658
Property, equipment, and other assets—net	107,538	98,657
Goodwill	202,979	202,858
Other intangible assets—net	76,450	82,007
Non-current assets of discontinued operations	-	133,835
TOTAL ASSETS	$1,799,135	$1,884,805

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$320,434	$324,580
Accounts payable—floor plan	129,415	89,527
Salaries and commissions payable	45,672	42,219
Deferred revenue	158,759	152,631
Other current liabilities	33,470	22,463
Current liabilities of discontinued operations	-	166,463
Total current liabilities	687,750	797,883

Deferred tax liability—long-term	-	1,454
Deferred revenue—long-term	78,404	81,759
Other liabilities	12,550	13,540
Non-current liabilities of discontinued operations	-	12,546
TOTAL LIABILITIES	778,704	907,182

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-

Common stock, $0.01 per share par value; 50,000 shares authorized; 26,627 outstanding at June 30, 2025 and 26,526 outstanding at March 31, 2025	277	276
Additional paid-in capital	198,954	193,698
Treasury stock, at cost, 1,103 shares at June 30, 2025 and 1,056 shares at March 31, 2025	(74,052)	(70,748)
Retained earnings	888,653	850,956
Accumulated other comprehensive income foreign currency translation adjustment	6,599	3,441
Total Stockholders’ Equity	1,020,431	977,623
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,799,135	$1,884,805

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2025	2024
Net sales
Product	$521,006	$457,463
Services	116,309	78,189
Total	637,315	535,652
Cost of sales
Product	414,477	358,878
Services	74,622	49,900
Total	489,099	408,778

Gross profit	148,216	126,874

Selling, general, and administrative	104,947	90,596
Depreciation and amortization	7,069	4,819
Operating expenses	112,016	95,415

Operating income	36,200	31,459

Other income (expense), net	612	1,711

Earnings from continuing operations before tax	36,812	33,170

Provision for income taxes	9,684	8,977

Net earnings from continuing operations	27,128	24,193

Earnings from discontinued operations, net of tax (Note 4)	10,569	3,146

Net earnings	$37,697	$27,339

Earnings per common share—basic
Continuing operations	$1.03	$0.91
Discontinued operations	0.40	0.12
Earnings per common share—basic	$1.43	$1.03

Earnings per common share—diluted
Continuing operations	$1.03	$0.90
Discontinued operations	0.40	0.12
Earnings per common share—diluted	$1.43	$1.02

Weighted average common shares outstanding—basic	26,270	26,642
Weighted average common shares outstanding—diluted	26,381	26,801

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,
	2025	2024

NET EARNINGS	$37,697	$27,339

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	3,158	68

Other comprehensive income (loss)	3,158	68

TOTAL COMPREHENSIVE INCOME	$40,855	$27,407

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$37,697	$27,339
Less: Earnings from discontinued operations, net of tax	10,569	3,146
Net earnings from continuing operations	27,128	24,193

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	7,411	5,208
Provision for credit losses	596	65
Share-based compensation expense	3,440	2,791
Loss on disposal of property, equipment, and operating lease equipment	45	46
Changes in:
Accounts receivable	(181,382)	67,705
Inventories	19,803	50,555
Deferred costs and other assets	8,958	(6,543)
Accounts payable—trade	(4,844)	(40,915)
Salaries and commissions payable, deferred revenue, and other liabilities	12,842	7,040
Net cash provided by (used in) operating activities of continuing operations	(106,003)	110,145
Net cash provided by (used in) operating activities of discontinued operations	7,036	(13,018)
Net cash provided by (used in) operating activities	(98,967)	97,127

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	11	-
Purchases of property, equipment, and operating lease equipment	(835)	(635)
Net cash used in investing activities of continuing operations	(824)	(635)
Net cash provided by (used in) investing activities of discontinued operations	156,681	(1,271)
Net cash provided by (used in) investing activities	155,857	(1,906)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,757	1,811
Repurchase of common stock	(3,304)	(11,569)
Payments to settle liabilities for acquisitions	-	(2,307)
Net borrowings on floor plan facility	39,888	14,407
Net cash provided by financing activities of continuing operations	38,341	2,342
Net cash used in financing activities of discontinued operations	(6,417)	(730)
Net cash provided by financing activities	31,924	1,612

Effect of exchange rate changes on cash	1,989	55

Net increase in cash and cash equivalents	90,803	96,888

Cash and cash equivalents, beginning of period	389,375	253,021

Cash and cash equivalents, end of period	$480,178	$349,909

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three Months Ended June 30,
	2025	2024

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$69
Cash paid for income taxes	$3,128	$10,130
Cash paid for amounts included in the measurement of lease liabilities	$1,550	$1,269

Schedule of non-cash investing and financing activities:
Purchases of property, equipment, and operating lease equipment	$(344)	$(269)
Vesting of share-based compensation	$9,369	$10,636
Repurchase of common stock	$-	$(366)
New operating lease assets obtained in exchange for lease obligations	$-	$395

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2025	26,526	$276	$193,698	$(70,748)	$850,956	$3,441	$977,623
Issuance of restricted stock awards	119	1	(1)	-	-	-	-
Issuance of common stock	29	-	1,757	-	-	-	1,757
Share-based compensation	-	-	3,500	-	-	-	3,500
Repurchase of common stock	(47)	-	-	(3,304)	-	-	(3,304)
Net earnings	-	-	-	-	37,697	-	37,697
Foreign currency translation adjustment	-	-	-	-	-	3,158	3,158

Balance, June 30, 2025	26,627	$277	$198,954	$(74,052)	$888,653	$6,599	$1,020,431

	Three Months Ended June 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” “ourselves,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology (“IT”) solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional, and managed services and complete lifecycle management services. We focus on selling to medium and large enterprises and state and local government and educational institutions (“SLED”) in the United States (“US”) and select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

SALE OF OUR FINANCING BUSINESS — On June 30, 2025, we completed the sale of Expo Holdings, LLC (“HoldCo”), which was a wholly-owned subsidiary of ePlus, to Marlin Leasing Corporation (d/b/a PEAC Solutions), thereby selling our domestic subsidiaries comprising the majority of our financing business segment. This divestiture positions us going forward as a pure-play technology solutions provider and represents a strategic shift in our operations. Consequently, our financial statements present our financial results for all periods, and we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated balance sheets, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations in all periods presented. In our unaudited consolidated statements of operations, we present the operating results of our domestic financing business in earnings from discontinued operations. Please see Note 4, “Discontinued Operations” for additional information on the transaction and its effect on our financial statements. After the sale, our remaining three reportable segments are Product, Professional Services, and Managed Services, which we formerly referred to collectively as our technology business.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three months ended June 30, 2025, and 2024, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2025, and 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ended March 31, 2026, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

USE OF ESTIMATES — The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, residual values, vendor consideration, goodwill and intangible assets, allowance for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 26% and 36% of our net sales for the three months ended June 30, 2025, and 2024, respectively.

SIGNIFICANT ACCOUNTING POLICIES — The significant accounting policies used in preparing these Consolidated Financial Statements were applied on a basis consistent with those reflected in our Consolidated Financial Statements for the year ended March 31, 2025, except for the changes provided in Note 2, “Recent Accounting Pronouncements.”

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. This update is effective for annual periods beginning in our fiscal year ending March 31, 2028, and interim periods beginning in the first quarter of our fiscal year ending March 31, 2029. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

3. REVENUES

ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Our balance in accounts receivable—trade, net includes our accounts receivable recognized from contracts with customers and contract assets. Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time.

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	June 30, 2025	March 31, 2025
Accounts receivable	$687,904	$507,052
Contract assets	16,288	13,775
Allowance for credit losses	(3,319)	(3,902)
Total accounts receivable—trade, net	$700,873	$516,925

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we received consideration, or the amount is due from the customer. Our contract liabilities consist of our deferred revenue and deferred revenue—long-term in our consolidated balance sheets. Revenues recognized from the beginning contract liability balance was $42.8 million and $40.5 million for the three months ended June 30, 2025, and 2024, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2026	$74,913
Year ending March 31, 2027	50,250
Year ending March 31, 2028	25,546
Year ending March 31, 2029	13,538
Year ending March 31, 2030 and thereafter	4,369
Total remaining performance obligations	$168,616

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

4. DISCONTINUED OPERATIONS

On June 30, 2025, we completed the sale of HoldCo to Marlin Leasing Corporation pursuant to the Membership Interest Purchase Agreement dated June 20, 2025, thereby selling our domestic financing business. In the transaction, we received net cash proceeds of $156.7 million, consisting of cash proceeds of $180.1 million less cash transferred of $23.4 million, recognized a receivable of $7.8 million related to a post-closing adjustment process based on the book value of the assets associated with HoldCo and other adjustments, and recognized a contingent consideration asset of $13.5 million. See Note 13, “Fair Value of Financial Instruments” for a discussion of our contingent consideration asset. We incurred approximately $4.0 million in transaction costs during our quarter ended June 30, 2025, which are netted against the gain on sale of HoldCo before income taxes. In connection with the sale, we entered into a transition services agreement, pursuant to which ePlus and Marlin Leasing Corporation will provide certain transition services to each other after the sale.

The sale of our domestic financing business positions us going forward as a pure-play technology solutions provider and represents a strategic shift in our operations. Consequently, our financial statements present our financial results for all periods, and we are retrospectively presenting the results of our domestic financing business as discontinued operations.

The following table provides our operating results of discontinued operations for the three months ended June 30, 2025, and 2024 (in thousands):

	Three months ended June 30,
	2025	2024
Net sales	$15,811	$8,886
Cost of sales	1,734	1,279
Gross profit	14,077	7,607

Selling, general, and administrative	3,599	3,012
Interest and financing costs	450	585
Operating expenses	4,049	3,597

Operating income	10,028	4,010

Other income—net	211	362

Earnings before gain from sale and income taxes	10,239	4,372
Gain from sale of HoldCo before income taxes	4,368	-
Earnings before income taxes	14,607	4,372

Provision for income taxes	4,038	1,226

Earnings from discontinued operations, net of tax	$10,569	$3,146

The following table provides the major classes of assets and liabilities that are classified as discontinued operations as of March 31, 2025 (in thousands):

March 31, 2025
ASSETS

Accounts receivable	$34,610
Financing receivables—net, current	168,392
Other current assets	19,397
Current assets of discontinued operations	$222,399

Financing receivables and operating leases—net	$126,408
Other assets—long-term	7,427
Non-current assets of discontinued operations	$133,835

LIABILITIES

Accounts payable	$127,154
Salaries and commissions payable	2,812
Non-recourse notes payable—current	27,456
Other current liabilities	9,041
Current liabilities of discontinued operations	$166,463

Non-recourse notes payable—long-term	11,317
Other liabilities—long-term	1,229
Non-current liabilities of discontinued operations	$12,546

5. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2025 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2025 (1)	$129,177	$63,779	$9,902	$202,858
Acquisitions	-	-	-	-
Foreign currency translations	94	18	9	121
Balance, June 30, 2025 (1)	$129,271	$63,797	$9,911	$202,979

(1)
Balance is net of $4,644 thousand in accumulated impairments that were recorded in a segment that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

The only activity in our goodwill balance over the three months ended June 30, 2025 was foreign currency translation adjustments.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development.

The following table provides the composition of our purchased intangible assets as of June 30, 2025, and March 31, 2025 (in thousands):

	June 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$167,207	$(98,426)	$68,781	$167,093	$(93,085)	$74,008
Trade names and other	11,486	(3,846)	7,640	11,459	(3,500)	7,959
Total purchased intangible assets	$178,693	$(102,272)	$76,421	$178,552	$(96,585)	$81,967

Our customer relationships, trade names, and other intangible assets are generally amortized between 5 to 10 years.

Total amortization expense for other intangible assets was $5.5 million and $3.8 million for the three months ended June 30, 2025, and June 30, 2024, respectively.

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses within accounts receivable—trade for the three months ended June 30, 2025, and 2024 (in thousands):

	Three months ending June 30,
	2025	2024
Beginning	$3,902	$2,549
Provision for credit losses	596	75
Write-offs and other	(1,179)	(12)
Ending	$3,319	$2,612

7. CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility (the “WFCDF Credit Facility”) has a floor plan facility and a revolving credit facility.

Our credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers in the aggregate principal amount of up to $500.0 million, together with a sublimit for a revolving credit facility for up to $200.0 million. On June 20, 2025, the WFCDF Credit Facility was amended in anticipation of the sale of the financing business. The substantive terms of the WFCDF Credit Facility were not materially changed by such amendment.

Under the accounts payable floor plan facility, we had an outstanding balance of $129.4 million and $89.5 million as of June 30, 2025, and March 31, 2025, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

We use the floor plan to facilitate the purchase of inventory from designated suppliers. WFCDF pays our suppliers and provides us with extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45 to 60 days from the invoice date. Other than unused line fees, if applicable, we do not incur any interest or other incremental expenses for the floor plan facility. We are not involved in establishing the terms or conditions of the arrangements between our suppliers and WFCDF.

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of June 30, 2025, and March 31, 2025.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2025, and March 31, 2025, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The WFCDF Credit Facility has an initial one-year term, which automatically renews for successive one-year terms thereafter. However, either the Borrowers or WFCDF may terminate the WFCDF Credit Facility at any time by providing a written termination notice to the other party no less than 90 days prior to such termination.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our business and as an operational function of our accounts payable process.

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of June 30, 2025, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three months ended June 30, 2025, and 2024, respectively (in thousands, except per share data).

	Three Months Ended June 30,
	2025	2024
Net earnings attributable to common shareholders—basic and diluted
Continuing operations	$27,128	$24,193
Discontinued operations	10,569	3,146
Net earnings	$37,697	$27,339

Basic and diluted common shares outstanding:
Weighted average common shares outstanding—basic	26,270	26,642
Effect of dilutive shares	111	159
Weighted average shares common outstanding—diluted	26,381	26,801

Earnings per common share—basic
Continuing operations	$1.03	$0.91
Discontinued operations	0.40	0.12
Earnings per common share—basic	$1.43	$1.03

Earnings per common share—diluted
Continuing operations	$1.03	$0.90
Discontinued operations	0.40	0.12
Earnings per common share—diluted	$1.43	$1.02

10. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On May 18, 2024, our board of directors had authorized the repurchase of up to 1,250,000 shares of our outstanding common stock over a 12-month period that began on May 28, 2024 and terminated on May 27, 2025. On March 22, 2023, our board of directors had authorized the repurchase of up to 1,000,000 shares of our outstanding common stock over a 12-month period that began on May 28, 2023 and terminated on May 27, 2024. Under each authorized program, when such program was in place, we could make purchases from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares had the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2025, we repurchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the three months ended June 30, 2024, we repurchased 109,869 shares of our outstanding common stock at a value of $8.1 million under the then-current share repurchase plan. We also repurchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

On August 7, 2025, our board of directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a 12-month period commencing on August 11, 2025.

11. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

As of June 30, 2025, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the three months ended June 30, 2025, we granted 351 restricted shares under the 2024 Director LTIP and 121,844 restricted shares under the 2021 Employee LTIP. For the three months ended June 30, 2024, we granted 437 restricted shares under the 2017 Director LTIP and 121,097 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the unvested restricted shares for the three months ended June 30, 2025:

	Number of Shares	Weighted Average Grant-date Fair Value
Nonvested April 1, 2025	275,773	$64.80
Granted	122,195	$72.77
Vested	(134,548)	$61.77
Forfeited	(3,282)	$66.45
Nonvested June 30, 2025	260,138	$70.09

PERFORMANCE STOCK UNITS

Beginning with the fiscal year ended March 31, 2024, we granted Performance Stock Units (“PSUs”) to our executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets. As of June 30, 2025, and March 31, 2025, we had 34,535 unvested PSUs with a weighted average grant date fair value of $70.94. There were no PSUs granted or vested during the three months ended June 30, 2025.

EMPLOYEE STOCK PURCHASE PLAN

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase up to an aggregate of 2.50 million shares of our stock. Employees in this plan contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the three months ended June 30, 2025, and June 30, 2024, we issued 28,665 shares at a price of $61.29 per share and 28,915 shares at a price of $62.63 per share, respectively, under the ESPP. As of June 30, 2025, there were 2.34 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Equity-based compensation expense	$3,440	$2,791
Income tax benefit	(905)	(756)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of June 30, 2025, the total unrecognized compensation expense related to unvested restricted stock was $17.1 million, which is expected to be recognized over a weighted-average period of 36 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended June 30, 2025, and 2024, were $1.5 million and $1.4 million, respectively.

12. INCOME TAXES

Our provision for income tax expense was $9.7 million for the three months ended June 30, 2025, as compared to $9.0 million for the same three-month period in the prior year. Our effective income tax rate for the three months ended June 30, 2025, and 2024, were 26.3% and 27.1%, respectively. The effective tax rate for the three months ended June 30, 2025, and June 30, 2024, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, resulting in significant changes to the US tax code. OBBBA permanently extends many of the tax provisions of the Tax Cuts and Jobs Act of 2017, which were scheduled to expire on December 31, 2025. OBBBA introduces modifications to various U.S. corporate tax provisions, with staggered effective dates ranging from 2025 to 2027. We are currently assessing its impact on our consolidated financial statements.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of June 30, 2025, and March 31, 2025 (in thousands):

		Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
Money market funds	$392,717	$392,717	$-	$-
Contingent Consideration	$13,502	$-	$-	$13,502

March 31, 2025
Assets:
Money market funds	$280,067	$280,067	$-	$-

Through the agreement for the sale of HoldCo, we may earn and receive Holdback Premium (as defined below) payments and two different types of Earn-Outs (as defined below, and together with the Holdback Premium the “Contingent Consideration”) based on the post-Closing performance of the HoldCo Group (as defined below), as operated by PEAC Solutions. We estimated the fair value of each element of the Contingent Consideration using a Monte Carlo simulation model. We include the Contingent Consideration as part of property, equipment, and other assets—net in our consolidated balance sheet.

We may receive aggregate post-Closing cash payments of up to $3.0 million (the “Holdback Premium”) based on the achievement of customer lease receivable originations targets by HoldCo (i) from the Closing Date to the 18-month anniversary of the Closing Date and (ii) from the 18-month anniversary of the Closing Date to the 30-month anniversary of the Closing Date.

The two types of earn-out payments that are potentially payable to us are based on (i) the volume of originations of certain types of lease receivables (the “Lease Originations Earn-Out”) and (ii) the profitability of certain lease receivables originated either to US federal governmental entities or for which a prime contractor acting on behalf of a government entity is the obligor (the “Transaction Gains Earn-Out,” and together with the Lease Originations Earn-Out, the “Earn-Outs”). Each of the Earn-Outs will be measured for each of the first three consecutive twelve-month periods following the Closing. The Lease Originations Earn-Out is capped at $10.0 million in aggregate for all three post-Closing years. The Transaction Gains Earn-Out does not have a maximum cap.

14. BUSINESS COMBINATIONS

BAILIWICK SERVICES, LLC

On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick Services, LLC (“Bailiwick”). Based near Minneapolis, Minnesota, Bailiwick is a provider of professional and managed services with nearly 30 years in the business. Bailiwick specializes in serving enterprise customers that operate large store, branch, and campus footprints predominantly in the retail, financial services, restaurant, and hospitality markets.

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

Acquisition Date Amount
Accounts receivable	$41,719
Contract assets	7,712
Other assets	20,669
Identified intangible asset	58,010
Accounts payable and other liabilities	(38,273)
Contract liabilities	(6,216)
Total identifiable net assets	83,621
Goodwill	41,305
Total purchase consideration	$124,926

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

15. SEGMENT REPORTING

We manage and report our operating results through three operating segments: product, professional services, and managed services. Our organizational structure is based on how our chief operating decision maker (“CODM”) allocates resources, manages operations, and evaluates performance. Our CODM is our Chief Executive Officer.

Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services. Our other category consists of the international entities of our financing business that we retained after selling our domestic financing business.

Our CODM measures the performance of the segments based on gross profit. We do not present asset information for our reportable segments as we do not provide asset information to our CODM. Our CODM reviews financial results and forecasts quarterly to manage operations and evaluate performance. Our CODM also uses our financial results and forecasts to make investment decisions as part of our annual budgeting process.

The following table provides reportable segment information (in thousands):

	Three Months Ended June 30,
	2025	2024
Net Sales:
Product	$520,895	$457,312
Professional services	71,729	37,279
Managed services	44,580	40,910
Total reportable segments	637,204	535,501
Other	111	151
Total	637,315	535,652

Cost of sales:
Product	414,413	358,807
Professional services	43,576	21,824
Managed services	31,046	28,076
Total reportable segments	489,035	408,707
Other	64	71
Total	489,099	408,778

Gross Profit:
Product	106,482	98,505
Professional services	28,153	15,455
Managed services	13,534	12,834
Total reportable segments	148,169	126,794
Other	47	80
Total	$148,216	$126,874

DISAGGREGATION OF REVENUE

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended June 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$474,505	$-	$-	$474,505
Transferred at a point in time as agent	46,390	-	-	46,390
Transferred over time as principal	-	71,729	44,580	116,309
Total revenue from contracts with customers	$520,895	$71,729	$44,580	$637,204

	Three months ended June 30, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$421,884	$-	$-	$421,884
Transferred at a point in time as agent	35,428	-	-	35,428
Transferred over time as principal	-	37,279	40,910	78,189
Total revenue from contracts with customers	$457,312	$37,279	$40,910	$535,501

The following tables provide a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Three Months Ended June 30,
	2025	2024
Customer end market:
Telecom, media & entertainment	$184,979	$117,553
SLED	90,562	92,096
Technology	82,747	109,106
Healthcare	74,291	75,280
Financial services	47,500	49,725
All others	157,125	91,741
Total revenue from contracts with customers	$637,204	$535,501

Type:
Product segment:
Networking	$218,202	$234,740
Cloud	206,996	137,231
Security	61,107	48,005
Collaboration	11,757	20,899
Other	22,833	16,437
Total product segment	520,895	457,312
Professional services segment	71,729	37,279
Managed services segment	44,580	40,910
Total revenue from contracts with customers	$637,204	$535,501

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below is intended to provide context to our consolidated financial condition and results of continuing operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report, as well as in our other filings with the SEC.

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We are a leading solutions provider in the areas of security, cloud, networking, collaboration, artificial intelligence (“AI”), and emerging technologies. We deliver actionable outcomes for organizations by using information technology (“IT”) and consulting solutions to drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud services in an evolving market.

As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, collaboration, and emerging technologies. Further, we offer professional services in the spaces of digital signage, electric vehicle (“EV”) charging solutions, loss prevention and security, store openings, remodels, and store closings.

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

On June 30, 2025, we completed the sale of Expo Holdings, LLC (“HoldCo”), which was a wholly-owned subsidiary of ePlus, to Marlin Leasing Corporation (d/b/a PEAC Solutions), thereby selling ePlus’ domestic subsidiaries comprising the majority of our financing business segment. This divestiture positions us going forward as a pure-play technology solutions provider and represents a strategic shift in our operations. Consequently, our financial statements present our financial results for all periods and we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated balance sheets, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations in all periods presented. In our unaudited consolidated statements of operations, we present the operating results of our domestic financing business in earnings from discontinued operations. After the sale, our remaining three reportable segments are Product, Professional Services, and Managed Services, which we formerly referred to collectively as our technology business.

BUSINESS TRENDS

We believe the following key factors impact our business performance and our ability to achieve business results:

●
General economic concerns including changes in law and policy by the current US government, inflation, tariffs, export requirements, sanctions, changing interest rates, staffing shortages, remote work trends, geopolitical concerns and changes in US government spending and contracting practices may impact our customers’ willingness to spend on technology and services.

●
Within our enterprise accounts, we are experiencing pricing pressure impacting our gross profit and increased sales.

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

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve annual budgets. We use gross billings as an operational metric to assess the volume of transactions or market share for our product, professional services, and managed services segments as well as to understand changes in our accounts receivable and accounts payable balances and our statement of cash flows. We believe our gross billings metric will aid investors in the same manner to evaluate our business.

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our consolidated financial statements, as well as non-GAAP and operational performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations, and should not be considered in isolation or as substitutes for analysis of our financial results reported under GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

We use Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP net earnings and Non-GAAP net earnings per common share - diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends and believe that these measures provide useful information to investors and others in understanding and evaluating our operating results. Please see footnotes (1) and (2) of the below tables for more information.

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Three Months Ended June 30,
	2025	2024
Financial metrics
Net sales	$637,315	$535,652

Gross profit	$148,216	$126,874
Gross profit margin	23.3%	23.7%

Operating income	$36,200	$31,459
Operating income margin	5.7%	5.9%

Net earnings from continuing operations	$27,128	$24,193
Net earnings from continuing operations margin	4.3%	4.5%
Net earnings per common share - diluted	$1.03	$0.90

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$33,164	$27,366
Non-GAAP: Net earnings from continuing operations per common share - diluted (1)	$1.26	$1.01

Adjusted EBITDA (2)	$46,709	$39,069
Adjusted EBITDA margin (2)	7.3%	7.3%

Operational metrics
Gross billings: (3)
Cloud	$312,017	$241,274
Networking	268,732	281,528
Security	190,045	151,883
Collaboration	22,777	32,976
Other	51,446	44,592
Product segment	845,017	752,253
Services	107,748	81,455
Total	$952,765	$833,708

(1)
Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted are based on net earnings from continuing operations calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition and integration expenses, and the related tax effects.

We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in understanding and the evaluation of our operating results. We use Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of non-GAAP information as analytical tools has limitations, and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings and Non-GAAP: Net earnings per common share – diluted or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculation of Non-GAAP: Net earnings and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Three Months Ended June 30,
	2025	2024
GAAP: Earnings from continuing operations before tax	$36,812	$33,170
Share-based compensation	3,440	2,791
Acquisition related amortization expense	5,548	3,750
Other (income) expense, net	(612)	(1,711)
Non-GAAP: Earnings from continuing operations before provision for income taxes	45,188	38,000

GAAP: Provision for income taxes	9,684	8,977
Share-based compensation	916	781
Acquisition related amortization expense	1,473	1,047
Other (income) expense, net	(163)	(479)
Tax benefit (expense) on restricted stock	114	308
Non-GAAP: Provision for income taxes	12,024	10,634

Non-GAAP: Net earnings from continuing operations	$33,164	$27,366

	Three Months Ended June 30,
	2025	2024
GAAP: Net earnings from continuing operations per common share—diluted	$1.03	$0.90

Share-based compensation	0.10	0.07
Acquisition related amortization expense	0.15	0.10
Other (income) expense, net	(0.02)	(0.05)
Tax benefit (expense) on restricted stock	-	(0.01)
Total non-GAAP adjustments—net of tax	0.23	0.11

Non-GAAP: Net earnings from continuing operations per common share—diluted	$1.26	$1.01

(2)
We define Adjusted EBITDA as net earnings from continuing operations calculated in accordance with US GAAP, adjusted for the following: interest expense, depreciation and amortization, share-based compensation, acquisition and integration expenses, provision for income taxes, and other income. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings from continuing operations, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in the understanding and evaluation of our operating results.

We use Adjusted EBITDA as a supplemental measure of our performance to gain and provide insight into our operating performance and performance trends. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended June 30,
	2025	2024
Net earnings from continuing operations	$27,128	$24,193
Provision for income taxes	9,684	8,977
Share-based compensation	3,440	2,791
Interest and financing costs	-	-
Depreciation and amortization	7,069	4,819
Other (income) expense, net	(612)	(1,711)
Adjusted EBITDA	$46,709	$39,069

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns and credit memos, sales, or other taxes from our product, professional services, and managed services segments. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended June 30, 2025, increased $101.7 million compared to the three months ended June 30, 2024, due to increased net sales to customers in the telecom, media, and entertainment industries, offset by decreased net sales to customers in the technology, SLED, financial services, and healthcare industries. For further information, see the “Segment Results of Operations” below.

Gross profit: Consolidated gross profit for the three months ended June 30, 2025, increased $21.3 million compared to the prior three-month period due to increases in net sales in all three of our operating segments. Overall, gross margins were down by 40 basis points year over year to 23.3%, primarily due to lower product margins led by a shift in product mix as we sold less third-party maintenance and subscriptions that are recognized on a net basis, and lower services margins. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2025, increased $14.4 million compared to the three months ended June 30, 2024, mainly due to increases in salaries and benefits and general and administrative costs due to our acquisition of Bailiwick Services, LLC (“Bailiwick”) on August 19, 2024 that impacted the three months ended June 30, 2025 but not the corresponding 2024 period.

Salaries and benefits, including variable compensation and share-based compensation for the three months ended June 30, 2025, increased $11.8 million compared to the same three-month period in the prior year, mainly driven by increased headcount. Our business had a total of 2,182 employees as of June 30, 2025, an increase of 275 from 1,907 employees as of June 30, 2024. Our increase in headcount is primarily due to adding 441 employees on August 19, 2024, from our acquisition of Bailiwick. Our higher headcount as of June 30, 2025, compared to June 30, 2024, was comprised of 249 customer-facing employees and 26 non-customer-facing employees. On July 1, 2025, we reduced our headcount by 45 employees that were transferred with our sale of HoldCo. Variable compensation increased $5.4 million, which was a result of the corresponding increase in gross profit.

General and administrative expenses for the three months ended June 30, 2025, increased $2.0 million as compared to the same three-month period in the prior year, due to the addition of Bailiwick. In total, including Bailiwick, we had higher software, subscription, and maintenance fees of $0.8 million, higher professional fees of $0.5 million, and higher office rent of $0.4 million.

Provision for credit losses for the three months ended June 30, 2025, was $0.6 million, as compared to $0.1 million for the same three-month period in the prior year. Our higher provision for credit losses for the three months ended June 30, 2025, was due to an increase in exposure to accounts with higher credit risk.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2025, increased compared to the three months ended June 30, 2024, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition.

Operating income: As a result of the foregoing, operating income for the three months ended June 30, 2025, increased $4.7 million compared to the prior three-month period, and operating margin decreased by 20 basis points to 5.7%.

Other income (expense), net: Other income for the three months ended June 30, 2025, was $0.6 million, compared to $1.7 million for the three months ended June 30, 2024. Lower other income was driven by increased foreign exchange losses and decreased interest income. We had foreign exchange losses of $1.5 million for the three months ended June 30, 2025, compared to losses of $0.5 million for the same three-month period in the prior year. We had $2.1 million in interest income for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024.

Provision for income taxes: Our provision for income tax expense for the three months ended June 30, 2025, was $9.7 million, as compared to $9.0 million for the same three-month period in the prior year. Our effective income tax rate for the three months ended June 30, 2025, and 2024, were 26.3% and 27.1%, respectively. Our effective income tax rate was lower for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to lower state taxes.

Net earnings from continuing operations: Net earnings from continuing operations for the three months ended June 30, 2025, were $27.1 million, an increase of $2.9 million, as compared to $24.2 million for the same three-month period in the prior year. The net earnings increase was due to the increase in operating profits, offset by a decrease in other income, driven by increased foreign exchange losses, and an increase in provision for income taxes.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax for the three months ended June 30, 2025, were $10.6 million, an increase of $7.5 million, as compared to $3.1 million for the same three-month period in the prior year. The increase was due to the increase in operating profits of the domestic financing business and the gain on sale of our domestic financing business, net of transactions costs and before income taxes, of $4.4 million.

Net earnings: Due to the aforementioned reasons, net earnings for the three months ended June 30, 2025, were $37.7 million, an increase of $10.4 million, as compared to $27.3 million for the same three-month period in the prior year.

SEGMENT OVERVIEW

Following the divestiture of our domestic financing business, we organize our business into three reportable segments (which we formerly referred to collectively as the technology business):

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

Our other category consists of the international entities of our financing business that we retained after selling our domestic financing business.

SEGMENT RESULTS OF OPERATIONS

The three months ended June 30, 2025, compared to the three months ended June 30, 2024

The results of operations for our segments were as follows (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Financial metrics
Net sales:
Product segment	$520,895	$457,312
Professional services segment	71,729	37,279
Managed services segment	44,580	40,910
Total reportable segments	637,204	535,501
Other	111	151
Total	$637,315	$535,652

Gross Profit:
Product segment	$106,482	$98,505
Professional services segment	28,153	15,455
Managed services segment	13,534	12,834
Total reportable segments	148,169	126,794
Other	47	80
Total	$148,216	$126,874

Gross margin:
Product segment	20.4%	21.5%
Professional services segment	39.2%	41.5%
Managed services segment	30.4%	31.4%
Other	42.3%	53.0%
Total	23.3%	23.7%

Net sales by customer end market:
Telecom, media & entertainment	$184,979	$117,553
SLED	90,562	92,096
Technology	82,747	109,106
Healthcare	74,291	75,280
Financial services	47,500	49,725
All others	157,125	91,741
Total reportable segments	$637,204	$535,501

Net sales by type:
Networking	$218,202	$234,740
Cloud	206,996	137,231
Security	61,107	48,005
Collaboration	11,757	20,899
Other	22,833	16,437
Total products segment	520,895	457,312
Professional services segment	71,729	37,279
Managed services segment	44,580	40,910
Total reportable segments	$637,204	$535,501

Net sales:

Product segment sales for the three months ended June 30, 2025, increased compared to the same three-month period in the prior year, due to increases in demand and a shift in product mix, as we sold less third-party maintenance and subscriptions that are recognized on a net basis. These changes were driven by the timing of purchases by existing customers, which are determined by their buying cycles, and the timing of specific IT-related initiatives.

Professional services segment sales for the three months ended June 30, 2025, increased compared to the same three-month period in the prior year, primarily due to increases in revenues from the acquisition of Bailiwick.

Managed services segment sales for the three months ended June 30, 2025, increased compared to the same three-month period in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support and cloud services.

Gross profit margin:

Product segment margin for the three months ended June 30, 2025, decreased by 110 basis points from the same three-month period in the prior year due to a shift in product mix resulting in a lower proportion of sales of third-party maintenance and subscriptions which are recorded on a net basis. Vendor incentives earned as a percentage of sales for the three months ended June 30, 2025 were flat compared to the same three-month period in the prior year.

Professional services segment margin for the three months ended June 30, 2025, decreased by 230 basis points from the same three-month period in the prior year primarily due to our acquisition of Bailiwick whose services have a lower gross margin due to the use of a higher proportion of third parties for delivery than our organic professional services.

Managed services segment margin for the three months ended June 30, 2025, decreased by 100 basis points from the same three-month period in the prior year, due to a decline in revenue from our service desk offering that resulted in a decrease in gross margin for that service line.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OVERVIEW

We finance our operations through funds generated from operations and through borrowings. We use those funds to meet our capital requirements, which primarily consist of working capital for operational needs, capital expenditures, acquisitions and the repurchase of shares of our common stock.

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be enough to finance our working capital, capital expenditures, and other requirements for at least next year.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the three months ended June 30, 2025, and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$(106,003)	$110,145
Net cash provided by (used in) operating activities of discontinued operations	7,036	(13,018)
Net cash provided by (used in) operating activities	(98,967)	97,127

Net cash used in investing activities of continuing operations	(824)	(635)
Net cash provided by (used in) investing activities of discontinued operations	156,681	(1,271)
Net cash used in investing activities	155,857	(1,906)

Net cash provided by financing activities of continuing operations	38,341	2,342
Net cash provided by (used in) financing activities of discontinued operations	(6,417)	(730)
Net cash provided by financing activities	31,924	1,612

Effect of exchange rate changes on cash	1,989	55

Net increase in cash and cash equivalents	$90,803	$96,888

Cash flows from operating activities: During the three months ended June 30, 2025, we used $106.0 million through operating activities of continuing operations primarily due an increase in our accounts receivable, partially offset by net earnings and a decrease in our inventories.

During the three months ended June 30, 2024, we provided $110.1 million primarily from operating activities of continuing operations primarily due to net earnings and decreases in our accounts receivable and inventories, partially offset by decreases in our accounts payable - trade.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our business segments:

	As of June 30,
	2025	2024
(DSO) Days sales outstanding (1)	58	68
(DIO) Days inventory outstanding (2)	14	14
(DPO) Days payable outstanding (3)	(46)	(45)
Cash conversion cycle	26	37

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net at the end of the period divided by Gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

Our cash conversion cycle decreased to 26 days as of June 30, 2025, as compared to 37 days as of June 30, 2024. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO decreased 10 days to 58 days as of June 30, 2025, compared to 68 days as of June 30, 2024, reflecting higher sales to customers with terms less than or equal to net 60 days. Our DIO remained flat at 14 days as of June 30, 2025, compared to June 30, 2024. Our DPO increased 1 day as of June 30, 2025. Invoices processed through our WFCDF Credit Facility, or the A/P-floor plan balance, are typically paid within 45 to 60 days from the invoice date, while A/P trade invoices are typically paid around 45 days from the invoice date.

Cash flows related to investing activities: During the three months ended June 30, 2025, we used $0.8 million through investing activities of continuing operations consisting primarily of purchases of property and equipment. We also provided $156.7 million through investing activities of discontinued operations, consisting of cash proceeds from our sale of HoldCo of $180.1 million less cash transferred with the HoldCo entities of $23.4 million.

During the three months ended June 30, 2024, we used $0.6 million through investing activities of continuing operations consisting of purchases of property, equipment, and operating lease equipment.

Cash flows from financing activities: During the three months ended June 30, 2025, we provided $38.3 million from financing activities consisting of $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan, and $39.9 million in net borrowings on the floor plan component of our credit facility, partially offset by $3.3 million in cash used to repurchase outstanding shares of our common stock.

During the three months ended June 30, 2024, we provided $2.3 million from financing activities consisting of $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan and $14.4 million in net borrowings on the floor plan component of our credit facility, partially offset by $11.6 million in cash used to repurchase outstanding shares of our common stock, and $2.3 million paid to the sellers of Peak Resources, Inc. based on adjustments to total net assets delivered in our acquisition.

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 7 “Credit Facility” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" for additional information concerning our WFCDF Credit Facility.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity and as an operational function of our accounts payable process.

Floor plan facility: We finance certain purchases of products for sale to our customers through the floor plan facility. Once our customers place a purchase order with us and we have approved their credit, we place an order for the desired products with one of our vendors. Our vendors are generally paid by the floor plan facility and our liability is reflected in “accounts payable—floor plan” in our consolidated balance sheets.

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

As of June 30, 2025, and March 31, 2025, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $129.4 million and $89.5 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: We did not have any activity on our revolving credit facility during the three months ended June 30, 2025, and 2024. As of June 30, 2025, and March 31, 2025, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both June 30, 2025, and March 31, 2025.

DIVIDENDS

On August 7, 2025, we announced that our Board of Directors declared a quarterly dividend. The initial quarterly cash dividend of $0.25 per common share will be paid on September 17, 2025, to shareholders of record as of the close of business on August 26, 2025.

The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board of Directors deems relevant.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of June 30, 2025, we were not involved in any unconsolidated special purpose entity transactions.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our future quarterly operating results and the market price of our common stock may fluctuate. In the event our revenues or earnings for any quarter are less than the level expected by securities analysts or the market in general, such shortfall could have an immediate and significant adverse impact on the market price of our common stock. Any such adverse impact could be greater if any such shortfall occurs near the time of any material decrease in any widely followed stock index or in the market price of the stock of one or more competitors, IT resellers, major customers, or vendors of ours.

Our quarterly results of operations are susceptible to fluctuations for a number of reasons, including, but not limited to currency fluctuations, reduction in IT spending, shortages of product from our vendors due to material shortages, the timing and mix of specific transactions, the reduction of manufacturer incentive programs, and other factors. See Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report, as supplemented in subsequently filed reports, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

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

Item 4.
 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On August 19, 2024, our subsidiary, ePlus Technology, inc., acquired 100% of the membership interests of Bailiwick. We excluded Bailiwick from our evaluation of the effectiveness of our internal control over financial reporting for the quarter ended June 30, 2025. We are in the process of integrating Bailiwick into our system of internal control over financial reporting. Other than the foregoing, there have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.
RISK FACTORS

Other than the elimination of risks associated with our financing business due to its sale and except as set forth below, there has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

We may not achieve the operational and financial results that we anticipate after completing the sale of our financing business.

Our operational and financial profile has changed as a result of completing the sale of our financing business to Marlin Leasing Corporation (d/b/a PEAC Solutions) on June 30, 2025 pursuant to the Membership Interest Purchase Agreement. As a result, our diversification of revenue sources will be reduced, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of our business being concentrated solely as a provider of technology solutions through our product, professional services, and managed services segments. The anticipated benefits to us from the sale of the financing business are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could result in some or all of the anticipated benefits not being realized and adversely affecting our business, results of operations or financial condition. Further, our ability to receive the additional Contingent Consideration contemplated by the Membership Interest Purchase Agreement is based on the post-Closing performance of the HoldCo Group, as operated by PEAC Solutions, and, as a result, we may not receive as much of the Contingent Consideration as we currently expect or any Contingent Consideration at all.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2025 through April 30, 2025	-	$-	-	692,991
May 1, 2025 through May 31, 2025	-	$-	-	-
June 1, 2025 through June 30, 2025	47,488	$69.58	-	-
Total	47,488		-

(1)
We repurchased 47,488 shares in June 2025 to satisfy tax withholding obligations that arose due to the vesting of shares of restricted stock.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. On May 18, 2024, our Board of Directors had authorized the repurchase of up to 1,250,000 shares of our outstanding common stock, over a 12-month period beginning May 28, 2024 (the “2024 Repurchase Plan”). On May 27, 2025, the authorization under the 2024 Repurchase Plan terminated.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.
 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
 MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
 OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in our employee stock purchase plan, which has been designed to comply with Rule 10b5-1(c) under the Exchange Act.

Item 6.
EXHIBITS

Exhibit Number	Exhibit Description

2.1
Membership Interest Purchase Agreement, dated June 20, 2025, by and among Marlin Leasing Corporation, ePlus inc., and Expo Holdings, LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 23, 2025)

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 26, 2024. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2024).

10.1
Third Amendment to First Amended and Restated Credit Agreement, dated as of June 20, 2025, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (filed herewith).

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

ePlus inc.

Date: August 7, 2025	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 7, 2025	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)