Form 10-Q
period 2025-09-30
EPLUS INC
filed 2025-11-06
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of November 4, 2025, was 26,438,876.

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
●
our inability to identify merger and acquisition candidates, perform sufficient due diligence prior to completing mergers and acquisitions, successfully integrate a completed merger and/or acquisition, successfully complete merger and acquisition transactions, including on favorable terms, or identify an opportunity for or successfully completing a business disposition;
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
●
our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies following acquisitions; and
●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2025	March 31, 2025
ASSETS

Current assets:
Cash and cash equivalents	$402,157	$389,375
Accounts receivable—trade, net	676,778	516,925
Accounts receivable—other, net	44,335	19,382
Inventories	154,138	120,440
Deferred costs	71,324	66,769
Other current assets	23,990	28,500
Current assets of discontinued operations	-	222,399
Total current assets	1,372,722	1,363,790

Deferred tax asset	10,621	3,658
Property, equipment, and other assets—net	109,431	98,657
Goodwill	202,927	202,858
Other intangible assets—net	71,126	82,007
Non-current assets of discontinued operations	-	133,835
TOTAL ASSETS	$1,766,827	$1,884,805

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$281,833	$324,580
Accounts payable—floor plan	98,533	89,527
Salaries and commissions payable	45,708	42,219
Deferred revenue	163,460	152,631
Other current liabilities	38,586	22,463
Current liabilities of discontinued operations	-	166,463
Total current liabilities	628,120	797,883

Deferred tax liability—long-term	-	1,454
Deferred revenue—long-term	80,235	81,759
Other liabilities	12,390	13,540
Non-current liabilities of discontinued operations	-	12,546
TOTAL LIABILITIES	720,745	907,182

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 26,565 outstanding at September 30, 2025, and 26,526 outstanding at March 31, 2025	277	276
Additional paid-in capital	202,012	193,698
Treasury stock, at cost, 1,163 shares at September 30, 2025, and 1,056 shares at March 31, 2025	(78,456)	(70,748)
Retained earnings	916,852	850,956
Accumulated other comprehensive income—foreign currency translation adjustment	5,397	3,441
Total Stockholders' Equity	1,046,082	977,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,766,827	$1,884,805

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales
Product	$485,065	$389,705	$1,006,071	$847,168
Services	123,761	103,667	240,070	181,856
Total	608,826	493,372	1,246,141	1,029,024
Cost of sales
Product	366,066	300,325	780,543	659,203
Services	80,636	65,745	155,258	115,645
Total	446,702	366,070	935,801	774,848

Gross profit	162,124	127,302	310,340	254,176

Selling, general, and administrative	106,479	94,541	211,426	185,137
Depreciation and amortization	6,810	5,765	13,879	10,584
Operating expenses	113,289	100,306	225,305	195,721

Operating income	48,835	26,996	85,035	58,455

Other income, net	5,163	316	5,775	2,027

Earnings from continuing operations before tax	53,998	27,312	90,810	60,482

Provision for income taxes	15,838	7,513	25,522	16,490

Net earnings from continuing operations	38,160	19,799	65,288	43,992

Earnings (loss) from discontinued operations, net of tax (Note 4)	(3,305)	11,511	7,264	14,657

Net earnings	$34,855	$31,310	$72,552	$58,649

Earnings per common share—basic
Continuing operations	$1.45	$0.75	$2.48	$1.65
Discontinued operations	(0.13)	0.43	0.28	0.55
Earnings per common share—basic	$1.32	$1.18	$2.76	$2.20

Earnings per common share—diluted
Continuing operations	$1.45	$0.74	$2.47	$1.64
Discontinued operations	(0.13)	0.43	0.28	0.55
Earnings per common share—diluted	$1.32	$1.17	$2.75	$2.19

Weighted average common shares outstanding—basic	26,362	26,567	26,316	26,604
Weighted average common shares outstanding—diluted	26,406	26,676	26,407	26,750

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
NET EARNINGS	$34,855	$31,310	$72,552	$58,649

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	(1,202)	2,877	1,956	2,945

Other comprehensive income (loss)	(1,202)	2,877	1,956	2,945

TOTAL COMPREHENSIVE INCOME	$33,653	$34,187	$74,508	$61,594

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$72,552	$58,649
Less: Earnings from discontinued operations, net of tax	7,264	14,657
Net earnings from continuing operations	65,288	43,992

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	14,525	11,328
Provision for credit losses	190	227
Share-based compensation expense	6,498	5,321
Deferred taxes	522	-
Loss on disposal of property, equipment, and operating lease equipment	59	135
Changes in:
Accounts receivable	(162,955)	107,438
Inventories	(33,477)	56,198
Deferred costs and other assets	(7,472)	(16,344)
Accounts payable	(43,356)	(86,986)
Salaries and commissions payable, deferred revenue, and other liabilities	22,555	(3,487)
Net cash provided by (used in) operating activities of continuing operations	(137,623)	117,822
Net cash provided by (used in) operating activities of discontinued operations	3,881	(42,323)
Net cash provided by (used in) operating activities	(133,742)	75,499

Cash flows from investing activities:
Proceeds from sale of property, equipment, and operating lease equipment	16	-
Purchases of property, equipment, and operating lease equipment	(1,829)	(1,926)
Cash used in acquisitions, net of cash acquired	-	(124,646)
Net cash used in investing activities of continuing operations	(1,813)	(126,572)
Net cash provided by (used in) investing activities of discontinued operations	156,681	(1,174)
Net cash provided by (used in) investing activities	154,868	(127,746)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,757	1,811
Repurchase of common stock	(7,353)	(23,551)
Dividend payments	(6,592)	-
Payments to settle liabilities for acquisitions	-	(2,307)
Net borrowings on floor plan facility	9,006	10,556
Net cash used in financing activities of continuing operations	(3,182)	(13,491)
Net cash used in financing activities of discontinued operations	(6,417)	(780)
Net cash used in financing activities	(9,599)	(14,271)

Effect of exchange rate changes on cash	1,255	1,025

Net increase (decrease) in cash and cash equivalents	12,782	(65,493)

Cash and cash equivalents, beginning of period	389,375	253,021

Cash and cash equivalents, end of period	$402,157	$187,528

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six Months Ended September 30,
	2025	2024

Supplemental disclosures of cash flow information:
Cash paid for interest	$93	$94
Cash paid for income taxes	$18,535	$35,071
Cash paid for amounts included in the measurement of lease liabilities	$3,224	$2,676

Schedule of non-cash investing and financing activities:
Purchases of property, equipment, and operating lease equipment	$(425)	$(545)
Consideration for acquisitions	$-	$(272)
Vesting of share-based compensation	$10,238	$11,576
Repurchase of common stock	$(355)	$(99)
New operating lease assets obtained in exchange for lease obligations	$1,497	$6,329

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six Months Ended September 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2025	26,526	$276	$193,698	$(70,748)	$850,956	$3,441	$977,623
Issuance of restricted stock awards	119	1	(1)	-	-	-	-
Issuance of common stock	29	-	1,757	-	-	-	1,757
Share-based compensation	-	-	3,500	-	-	-	3,500
Repurchase of common stock	(47)	-	-	(3,304)	-	-	(3,304)
Net earnings	-	-	-	-	37,697	-	37,697
Foreign currency translation adjustment	-	-	-	-	-	3,158	3,158

Balance, June 30, 2025	26,627	$277	$198,954	$(74,052)	$888,653	$6,599	$1,020,431
Issuance of restricted stock awards	(2)	-	-	-	-	-	-
Share-based compensation	-	-	3,058	-	-	-	3,058
Repurchase of common stock	(60)	-	-	(4,404)	-	-	(4,404)
Dividends paid and accrued	-	-	-	-	(6,656)	-	(6,656)
Net earnings	-	-	-	-	34,855	-	34,855
Foreign currency translation adjustment	-	-	-	-	-	(1,202)	(1,202)

Balance, September 30, 2025	26,565	$277	$202,012	$(78,456)	$916,852	$5,397	$1,046,082

	Six Months Ended September 30, 2024
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total

Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928
Issuance of restricted stock awards	(1)	-	-	-	-	-	-
Share-based compensation	-	-	2,597	-	-	-	2,597
Repurchase of common stock	(141)	-	-	(11,715)	-	-	(11,715)
Net earnings	-	-	-	-	31,310	-	31,310
Foreign currency translation adjustment	-	-	-	-	-	2,877	2,877

Balance, September 30, 2024	26,798	$276	$187,330	$(47,461)	$801,627	$5,225	$946,997

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

SALE OF OUR FINANCING BUSINESS — On June 30, 2025, we completed the sale of Expo Holdings, LLC (“HoldCo”), which was a wholly-owned subsidiary of ePlus, to Marlin Leasing Corporation (d/b/a PEAC Solutions), thereby selling our domestic subsidiaries comprising the majority of our financing business segment. This divestiture positions us going forward as a pure-play technology solutions provider and represents a strategic shift in our operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated balance sheets, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations in all periods presented. In our unaudited consolidated statements of operations, we present the operating results of our domestic financing business in earnings from discontinued operations. Please see Note 4, “Discontinued Operations” for additional information on the transaction and its effect on our financial statements. After the sale, our remaining three reportable segments are Product, Professional Services, and Managed Services, which we formerly referred to collectively as our technology business.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three and six months ended September 30, 2025, and 2024, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and six months ended September 30, 2025, and 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2026, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”), which should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 31% and 37% of our net sales for the three months ended September 30, 2025, and 2024, respectively, and 27% and 37% of our net sales for the six months ended September 30, 2025, and 2024, respectively.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending March 31, 2026. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to improve the operability and application of guidance related to capitalized software development costs. This update is effective for us beginning in the first quarter of our fiscal year ending March 31, 2029. Early adoption is permitted. We may adopt the guidance using prospective application, retrospective application, or a modified transition approach. We are currently evaluating the impact that this update will have on our consolidated financial statements upon adoption.

3. REVENUES

ACCOUNTS RECEIVABLE AND CONTRACT ASSETS

Our balance in accounts receivable—trade, net includes our accounts receivable recognized from contracts with customers and contract assets. Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time.

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	September 30, 2025	March 31, 2025
Accounts receivable	$664,541	$507,052
Contract assets	15,050	13,775
Allowance for credit losses	(2,813)	(3,902)
Total accounts receivable—trade, net	$676,778	$516,925

As of September 30, 2025, our accounts receivable includes $16.2 million that is due from a financing partner in payment for our sale of customer receivables to them. Additionally, within other current assets in our consolidated balance sheet, we have $5.9 million in receivables recognized from contracts with customers that we intend to sell to this financing partner.

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we have received consideration, or the amount is due from the customer. Our contract liabilities consist of our deferred revenue and deferred revenue—long-term in our consolidated balance sheets. Revenues recognized from the beginning contract liability balance were $33.5 million and $76.3 million for the three and six months ended September 30, 2025, respectively, and $32.0 million and $72.5 million for the three and six months ended September 30, 2024, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2026	$59,032
Year ending March 31, 2027	63,610
Year ending March 31, 2028	31,427
Year ending March 31, 2029	16,894
Year ending March 31, 2030, and thereafter	6,784
Total remaining performance obligations	$177,747

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

4. DISCONTINUED OPERATIONS

On June 30, 2025, we completed the sale of HoldCo to Marlin Leasing Corporation pursuant to the Membership Interest Purchase Agreement dated June 20, 2025, thereby selling our domestic financing business. In the transaction, we received net cash proceeds of $156.7 million, consisting of cash proceeds of $180.1 million less cash transferred of $23.4 million, recognized a receivable of $7.8 million related to a post-closing adjustment process based on the book value of the assets associated with HoldCo and other adjustments, and recognized a contingent consideration asset of $13.5 million. See Note 13, “Fair Value of Financial Instruments” for a discussion of our contingent consideration asset. We incurred approximately $4.0 million in transaction costs during our quarter ended June 30, 2025, which are netted against the gain on sale of HoldCo before income taxes. In connection with the sale, we entered into a transition services agreement, pursuant to which ePlus and Marlin Leasing Corporation will provide certain transition services to each other after the sale. In our quarter ended September 30, 2025, we recognized a contingent liability related to a legal matter of our discontinued operations of $4.6 million for which we remain responsible under the terms of the HoldCo sale.

The sale of our domestic financing business positions us going forward as a pure-play technology solutions provider and represents a strategic shift in our operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations.

The following table provides our operating results of discontinued operations for the three and six months ended September 30, 2025, and 2024 (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Net sales	$-	$21,800	$15,811	$30,686
Cost of sales	-	1,111	1,734	2,390
Gross profit	-	20,689	14,077	28,296

Selling, general, and administrative	-	4,430	3,599	7,442
Interest and financing costs	-	537	450	1,122
Operating expenses	-	4,967	4,049	8,564

Operating income	-	15,722	10,028	19,732

Other income—net	(4,600)	263	(4,389)	625

Earnings (loss) before gain from sale and income taxes	(4,600)	15,985	5,639	20,357
Gain from sale of HoldCo before income taxes	-	-	4,368	-
Earnings (loss) before income taxes	(4,600)	15,985	10,007	20,357

Provision for income taxes	(1,295)	4,474	2,743	5,700

Earnings (loss) from discontinued operations, net of tax	$(3,305)	$11,511	$7,264	$14,657

The following table provides the major classes of assets and liabilities that are classified as discontinued operations as of March 31, 2025 (in thousands):

March 31, 2025
ASSETS

Accounts receivable	$34,610
Financing receivables—net, current	168,392
Other current assets	19,397
Current assets of discontinued operations	$222,399

Financing receivables and operating leases—net	$126,408
Other assets—long-term	7,427
Non-current assets of discontinued operations	$133,835

LIABILITIES

Accounts payable	$127,154
Salaries and commissions payable	2,812
Non-recourse notes payable—current	27,456
Other current liabilities	9,041
Current liabilities of discontinued operations	$166,463

Non-recourse notes payable—long-term	11,317
Other liabilities—long-term	1,229
Non-current liabilities of discontinued operations	$12,546

5. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2025 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2025 (1)	$129,177	$63,779	$9,902	$202,858
Foreign currency translations	54	10	5	69
Balance, September 30, 2025 (1)	$129,231	$63,789	$9,907	$202,927

(1)
Balance is net of $4,644 thousand in accumulated impairments that were recorded in a segment that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

The only activity in our goodwill balance over the six months ended September 30, 2025 was foreign currency translation adjustments.

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

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development.

The following table provides the composition of our purchased intangible assets as of September 30, 2025, and March 31, 2025 (in thousands):

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$167,164	$(103,375)	$63,789	$167,093	$(93,085)	$74,008
Trade names and other	11,476	(4,157)	7,319	11,459	(3,500)	7,959
Total purchased intangible assets	$178,640	$(107,532)	$71,108	$178,552	$(96,585)	$81,967

Our customer relationships, trade names, and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for other intangible assets was $5.3 million and $4.4 million for the three months ended September 30, 2025, and 2024, respectively, and $10.9 million and $8.2 million for the six months ended September 30, 2025, and 2024, respectively.

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses within accounts receivable—trade for the six months ended September 30, 2025, and 2024 (in thousands):

	Six months ended September 30,
	2025	2024
Beginning	$3,902	$2,549
Provision for credit losses	198	245
Write-offs and other	(1,287)	(378)
Ending	$2,813	$2,416

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

Under the accounts payable floor plan facility, we had an outstanding balance of $98.5 million and $89.5 million as of September 30, 2025, and March 31, 2025, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of September 30, 2025, and March 31, 2025.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of September 30, 2025, and March 31, 2025, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of September 30, 2025, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and six months ended September 30, 2025, and 2024, respectively (in thousands, except per share data).

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net earnings attributable to common shareholders—basic and diluted
Continuing operations	$38,160	$19,799	$65,288	$43,992
Discontinued operations	(3,305)	11,511	7,264	14,657
Net earnings	$34,855	$31,310	$72,552	$58,649

Basic and diluted common shares outstanding:
Weighted average common shares outstanding—basic	26,362	26,567	26,316	26,604
Effect of dilutive shares	44	109	91	146
Weighted average common shares outstanding—diluted	26,406	26,676	26,407	26,750

Earnings per common share—basic
Continuing operations	$1.45	$0.75	$2.48	$1.65
Discontinued operations	(0.13)	0.43	0.28	0.55
Earnings per common share—basic	$1.32	$1.18	$2.76	$2.20

Earnings per common share—diluted
Continuing operations	$1.45	$0.74	$2.47	$1.64
Discontinued operations	(0.13)	0.43	0.28	0.55
Earnings per common share—diluted	$1.32	$1.17	$2.75	$2.19

10. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On August 7, 2025, our board of directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025. On May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock over a 12-month period that began on May 28, 2024 and terminated on May 27, 2025. Under each authorized share repurchase program, when such program is in place, we may make purchases from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2025, we purchased 60,000 shares of our outstanding common stock at a value of $4.4 million under the share repurchase plan; we also purchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the six months ended September 30, 2024, we purchased 250,234 shares of our outstanding common stock at a value of $19.8 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

During the six months ended September 30, 2025, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the six months ended September 30, 2025, we granted 652 restricted shares under the 2024 Director LTIP and 121,844 restricted shares under the 2021 Employee LTIP. For the six months ended September 30, 2024, we granted 729 restricted shares of our stock under the 2017 Director LTIP, and 121,097 restricted shares of our stock under the 2021 Employee LTIP. A summary of our restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested April 1, 2025	275,773	$64.80
Granted	122,496	$72.76
Vested	(146,360)	$63.53
Forfeited	(4,961)	$66.80
Nonvested September 30, 2025	246,948	$69.47

PERFORMANCE STOCK UNITS

Beginning with the fiscal year ended March 31, 2024, we granted Performance Stock Units (“PSUs”) to our executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets

The following table provides a summary of the nonvested PSUs for the six months ended September 30, 2025:

	Number of units	Weighted Average Grant-Date Fair Value
Nonvested April 1, 2025	34,535	$70.94
Granted	38,094	$76.08
Nonvested September 30, 2025	72,629	$73.63

EMPLOYEE STOCK PURCHASE PLAN

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (“ESPP”). Under this plan, eligible employees may purchase up to an aggregate of 2.50 million shares of our stock. Employees in this plan contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the six months ended September 30, 2025, and September 30, 2024, we issued 28,665 shares at a price of $61.29 per share and 28,915 shares at a price of $62.63 per share, respectively, under the ESPP. As of September 30, 2025, there were 2.34 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense for continuing operations, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three and six months ended September 30, 2025, and 2024, respectively (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Equity-based compensation expense	$3,058	$2,530	$6,498	$5,321
Income tax benefit	(896)	(701)	(1,826)	(1,458)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of September 30, 2025, the total unrecognized compensation expense related to non-vested restricted stock was $14.6 million, which is expected to be recognized over a weighted-average period of 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended September 30, 2025, and 2024, were $1.5 million and $1.3 million, respectively. For the six months ended September 30, 2025, and 2024, our estimated contribution expense for the plan was $3.0 million and $2.7 million, respectively.

12. INCOME TAXES

Our provision for income tax expense was $15.8 million and $25.5 million for the three and six months ended September 30, 2025, as compared to $7.5 million and $16.5 million for the same three-and six-month periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2025, was 29.3% and 28.1% respectively, compared with 27.5% and 27.3%, respectively, for the same three- and six-month periods in the prior year. Our effective income tax rate for the three and six months ended September 30, 2025, was higher compared to the same three- and six-month periods in the prior year primarily due to a higher tax benefit from restricted stock in the prior year. The effective tax rate for the three and six months ended September 30, 2025, and September 30, 2024, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, resulting in significant changes to the US tax code. OBBBA permanently extends many of the tax provisions of the Tax Cuts and Jobs Act of 2017, which were scheduled to expire on December 31, 2025. OBBBA introduces modifications to various US corporate tax provisions, with staggered effective dates ranging from 2025 to 2027. We recognized the impact of the OBBBA in our consolidated financial statements as of and for the periods ended September 30, 2025. The OBBBA did not have a material impact on our income statement or effective tax rate. We are continuing to assess the impact of the OBBBA on our consolidated financial statements, which will depend on our facts in each year and anticipated guidance.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of September 30, 2025, and March 31, 2025 (in thousands):

	Fair Value Measurement Using
	Recorded Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
Money market funds	$258,233	$258,233	$-	$-
Contingent receivable	$13,651	$-	$-	$13,651
Receivables held for sale	$5,856	$5,856	$-	$-

March 31, 2025
Assets:
Money market funds	$280,067	$280,067	$-	$-

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

Our sum for consideration transferred is $124.9 million, which consists of $126.2 million paid in cash at closing, less $1.5 million cash acquired, plus $0.2 million paid in December 2024 to the sellers based on adjustments to a determination of the total net assets delivered. Our allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition Date Amount
Accounts receivable	$41,719
Contract assets	7,712
Other assets	20,669
Identified intangible assets	58,010
Accounts payable and other liabilities	(38,273)
Contract liabilities	(6,216)
Total identifiable net assets	83,621
Goodwill	41,305
Total purchase consideration	$124,926

The identified intangible assets of $58.0 million consists of customer relationships of $49.3 million with an estimated useful life of ten years and trade name of $8.7 million with a useful life of seven years.

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

The following table provides reportable segment information (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net sales
Product	$485,014	$389,613	$1,005,909	$846,925
Professional services	76,344	61,900	148,073	99,179
Managed services	47,417	41,767	91,997	82,677
Total reportable segments	608,775	493,280	1,245,979	1,028,781
Other	51	92	162	243
Total	608,826	493,372	1,246,141	1,029,024

Cost of sales
Product	366,001	300,254	780,414	659,061
Professional services	47,172	36,317	90,748	58,141
Managed services	33,464	29,428	64,510	57,504
Total reportable segments	446,637	365,999	935,672	774,706
Other	65	71	129	142
Total	446,702	366,070	935,801	774,848

Gross profit
Product	119,013	89,359	225,495	187,864
Professional services	29,172	25,583	57,325	41,038
Managed services	13,953	12,339	27,487	25,173
Total reportable segments	162,138	127,281	310,307	254,075
Other	(14)	21	33	101
Total	$162,124	$127,302	$310,340	$254,176

DISAGGREGATION OF REVENUE

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended September 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$424,761	$-	$-	$424,761
Transferred at a point in time as agent	60,253	-	-	60,253
Transferred over time as principal	-	76,344	47,417	123,761
Total revenue from contracts with customers	$485,014	$76,344	$47,417	$608,775

	Six months ended September 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$895,848	$-	$-	$895,848
Transferred at a point in time as agent	110,061	-	-	110,061
Transferred over time as principal	-	148,073	91,997	240,070
Total revenue from contracts with customers	$1,005,909	$148,073	$91,997	$1,245,979

	Three months ended September 30, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$338,655	$-	$-	$338,655
Transferred at a point in time as agent	50,958	-	-	50,958
Transferred over time as principal	-	61,900	41,767	103,667
Total revenue from contracts with customers	$389,613	$61,900	$41,767	$493,280

	Six months ended September 30, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$760,539	$-	$-	$760,539
Transferred at a point in time as agent	86,386	-	-	86,386
Transferred over time as principal	-	99,179	82,677	181,856
Total revenue from contracts with customers	$846,925	$99,179	$82,677	$1,028,781

The following table provides a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Customer end market:
Telecom, Media & Entertainment	$176,772	$108,870	$361,751	$226,423
SLED	87,246	97,687	177,808	189,783
Healthcare	82,285	78,235	156,576	153,515
Technology	69,549	54,988	152,296	164,094
Financial Services	63,079	34,759	110,579	84,484
All others	129,844	118,741	286,969	210,482
Total revenue from contracts with customers	$608,775	$493,280	$1,245,979	$1,028,781

Type:
Product segment:
Networking	$258,156	$186,776	$476,358	$421,516
Cloud	128,270	121,336	335,266	258,567
Security	65,889	41,209	126,996	89,214
Collaboration	16,558	17,988	28,315	38,887
Other	16,141	22,304	38,974	38,741
Total product segment	485,014	389,613	1,005,909	846,925
Professional services segment	76,344	61,900	148,073	99,179
Managed services segment	47,417	41,767	91,997	82,677
Total revenue from contracts with customers	$608,775	$493,280	$1,245,979	$1,028,781

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below is intended to provide context to our consolidated financial condition and results of continuing operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report, as well as those described in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and in our other filings with the SEC.

EXECUTIVE OVERVIEW

BUSINESS DESCRIPTION

We are a leading solutions provider in the areas of security, cloud, networking, collaboration, artificial intelligence (“AI”), and emerging technologies. AI continues to be a transformative force and demand driver particularly for our core products: Compute, Cloud, security, networking and our consultative services. Across industries, customers are using AI to enhance decision making, automate tasks, and drive both growth and efficiency. Through assessments, bespoke workshops and labs and consulting engagements, we deliver actionable outcomes for organizations by using information technology (“IT”) and consulting solutions to enhance decision making, automate tasks and drive business agility and innovation. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies and consumption models aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud services in an evolving market.

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

BUSINESS TRENDS

We believe the following key factors impact our business performance and our ability to achieve business results:

●
General economic concerns including changes in law and policy by the US government, inflation, tariffs, export requirements, sanctions, changing interest rates, staffing shortages, remote work trends, geopolitical concerns and changes in US government spending and contracting practices may impact our customers’ willingness to spend on technology and services.
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

KEY BUSINESS METRICS

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit and margin, operating income margin, net earnings, and net earnings per common share, in each case based on information prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share - diluted.

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

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our consolidated financial statements, as well as non-GAAP and operational performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results reported under GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

We use Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: net earnings from continuing operations and Non-GAAP: net earnings from continuing operations per common share - diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that these measures provide management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that such non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results. Please see footnotes (1) and (2) of the below tables for more information.

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
Consolidated	2025	2024	2025	2024
Financial metrics
Net sales	$608,826	$493,372	$1,246,141	$1,029,024

Gross profit	$162,124	$127,302	$310,340	$254,176
Gross profit margin	26.6%	25.8%	24.9%	24.7%

Operating income	$48,835	$26,996	$85,035	$58,455
Operating income margin	8.0%	5.5%	6.8%	5.7%

Net earnings from continuing operations	$38,160	$19,799	$65,288	$43,992
Net earnings from continuing operations margin	6.3%	4.0%	5.2%	4.3%
Net earnings from continuing operations per common share—diluted	$1.45	$0.74	$2.47	$1.64

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$40,457	$25,156	$73,621	$52,522
Non-GAAP: Net earnings from continuing operations per common share—diluted (1)	$1.53	$0.94	$2.79	$1.96

Adjusted EBITDA (2)	$58,703	$36,334	$105,412	$75,403
Adjusted EBITDA margin (2)	9.6%	7.4%	8.5%	7.3%

Operational metrics
Gross billings (3)
Networking	$315,189	$219,797	$583,921	$501,325
Security	255,158	163,565	445,203	315,448
Cloud	202,828	195,852	514,845	437,126
Collaboration	41,286	46,717	64,063	79,693
Other	76,917	72,545	128,363	117,137
Product segment	891,378	698,476	1,736,395	1,450,729
Services	131,277	109,752	239,025	191,207
Total	$1,022,655	$808,228	$1,975,420	$1,641,936

(1)
Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted are based on net earnings from continuing operations calculated in accordance with US GAAP, adjusted to exclude other (income) expense, share-based compensation, and acquisition related amortization and integration expenses, and the related tax effects.

We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in understanding and the evaluation of our operating results. We use Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of non-GAAP information as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculation of Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
GAAP: Earnings from continuing operations before tax	$53,998	$27,312	$90,810	$60,482
Share-based compensation	3,058	2,530	6,498	5,321
Acquisition related expenses	-	1,043	-	1,043
Acquisition related amortization expense	5,313	4,447	10,861	8,197
Other (income) expense, net	(5,163)	(316)	(5,775)	(2,027)
Non-GAAP: Earnings from continuing operations before tax	57,206	35,016	102,394	73,016

GAAP: Provision for income taxes	15,838	7,513	25,522	16,490
Share-based compensation	896	713	1,812	1,494
Acquisition related expenses	-	293	-	293
Acquisition related amortization expense	1,552	1,246	3,025	2,293
Other (income) expense, net	(1,512)	(89)	(1,675)	(568)
Tax benefit (expense) on restricted stock	(25)	184	89	492
Non-GAAP: Provision for income taxes	16,749	9,860	28,773	20,494

Non-GAAP: Net earnings from continuing operations	$40,457	$25,156	$73,621	$52,522

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
GAAP: Net earnings from continuing operations per common share - diluted	$1.45	$0.74	$2.47	$1.64

Share-based compensation	0.08	0.07	0.18	0.14
Acquisition related expenses	-	0.03	-	0.03
Acquisition related amortization expense	0.14	0.12	0.30	0.22
Other (income) expense, net	(0.14)	(0.01)	(0.16)	(0.05)
Tax benefit (expense) on restricted stock	-	(0.01)	-	(0.02)
Total non-GAAP adjustments - net of tax	0.08	0.20	0.32	0.32

Non-GAAP: Net earnings from continuing operations per common share - diluted	$1.53	$0.94	$2.79	$1.96

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

We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in the understanding and evaluation of our operating results. We use Adjusted EBITDA as a supplemental measure of our performance to gain and provide insight into our operating performance and performance trends. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
GAAP: Net earnings from continuing operations	$38,160	$19,799	$65,288	$43,992
Provision for income taxes	15,838	7,513	25,522	16,490
Share-based compensation	3,058	2,530	6,498	5,321
Acquisition related expenses	-	1,043	-	1,043
Depreciation and amortization	6,810	5,765	13,879	10,584
Other (income) expense, net	(5,163)	(316)	(5,775)	(2,027)
Non-GAAP: Adjusted EBITDA	$58,703	$36,334	$105,412	$75,403

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

RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended September 30, 2025, increased $115.4 million compared to the three months ended September 30, 2024, due to increased net sales to customers in the telecom, media and entertainment, healthcare, technology, and financial services industries, offset by decreased net sales to customers in the SLED industry. Our increase in demand was primarily driven by large enterprise customers. For further information, see the “Segment Results of Operations” below.

Net sales for the six months ended September 30, 2025, increased $217.1 million compared to the six months ended September 30, 2024, due to increased net sales to customers in the telecom, media and entertainment, healthcare, and financial services industries, offset by decreased net sales to customers in the technology, and SLED industries. Our increase in demand was primarily driven by large enterprise customers. For further information, see the “Segment Results of Operations” below.

Gross profit: Consolidated gross profit for the three months ended September 30, 2025, increased $34.8 million compared to the prior three-month period due to increases in net sales in all three of our operating segments. Overall, gross margins were up by 80 basis points year over year to 26.6%, primarily due to higher product margins led by a shift in product mix as we sold more third-party maintenance and subscriptions that are recognized on a net basis, offset by lower services margins. For further information, see the “Segment Results of Operations” below.

Consolidated gross profit for the six months ended September 30, 2025, increased $56.2 million compared to the prior six-month period due to increases in net sales in all three of our operating segments. Overall, gross margins were up by 20 basis points year over year to 24.9%, primarily due to higher product margins led by a shift in product mix as we sold more third-party maintenance and subscriptions that are recognized on a net basis, offset by lower services margins. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2025, increased $11.9 million and $26.3 million, respectively, compared to the three and six months ended September 30, 2024, primarily due to increases in variable compensation commensurate with the increase in our gross profit and secondarily due to additional salaries and benefits and general and administrative costs due to our acquisition of Bailiwick Services, LLC (“Bailiwick”) on August 19, 2024 that fully impacted the three and six months ended September 30, 2025, but only partially impacted the corresponding 2024 periods due to the transaction’s occurring part way through the quarter ending September 30, 2024.

Salaries and benefits, including variable compensation and share-based compensation for the three and six months ended September 30, 2025, increased $11.2 million and $23.0 million, respectively, compared to the same three- and six-month periods in the prior year, primarily due to increases in variable compensation commensurate with the increase in our gross profit and secondarily due to additional salaries and benefits due to our acquisition of Bailiwick.

General and administrative expenses for the three months ended September 30, 2025, increased $1.3 million as compared to the prior three-month period, due to the addition of Bailiwick. In total, we had higher software, subscription, and maintenance fees of $1.1 million, higher professional fees of $0.6 million, and higher travel and entertainment expenses of $0.4 million. These increases were offset by a decrease in acquisition-related expenses of $1.0 million, due to the addition of Bailiwick in the prior year quarter.

General and administrative expenses for the six months ended September 30, 2025, increased $3.3 million as compared to the prior six-month period, due to the addition of Bailiwick. In total, we had higher software, subscription, and maintenance fees of $1.9 million, higher professional fees of $1.0 million, higher office rent of $0.7 million, and higher travel and entertainment expenses of $0.6 million. These increases were offset by a decrease in acquisition-related expenses of $1.0 million, due to the addition of Bailiwick in the prior six-month period.

Provision for credit losses for the three months ended September 30, 2025, was a benefit of $0.4 million as compared to an expense of $0.2 million for the prior three-month period. Our lower provision for credit losses for the three months ended September 30, 2025, was due to changes in our net credit exposure.

Provision for credit losses for the six months ended September 30, 2025 and September 30, 2024, were both $0.2 million.

Depreciation and amortization: Depreciation and amortization for the three and six months ended September 30, 2025, increased compared to the three and six months ended September 30, 2024, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition.

Operating income: As a result of the foregoing, operating income for the three months ended September 30, 2025, increased $21.8 million compared to the prior three-month period, and operating margin increased by 250 basis points to 8.0%.

As a result of the foregoing, operating income for the six months ended September 30, 2025, increased $26.6 million compared to the prior six-month period, and operating margin increased by 110 basis points to 6.8%.

Other income (expense), net: Other income for the three months ended September 30, 2025, was $5.2 million, compared to $0.3 million for the three months ended September 30, 2024. Higher other income was driven by foreign exchange gains recognized in the current three-month period compared to foreign exchange losses recognized in the prior three-month period. Additionally, there was an increase in interest income. We had foreign exchange gains of $0.7 million for the three months ended September 30, 2025, compared to losses of $1.8 million for the same three-month period in the prior year. We had $3.9 million in interest income for the three months ended September 30, 2025, compared to $2.1 million for the three months ended September 30, 2024.

Other income for the six months ended September 30, 2025, was $5.8 million, compared to $2.0 million for the six months ended September 30, 2024. Higher other income was driven by decreased foreign exchange losses and increased interest income. We had foreign exchange losses of $0.8 million for the six months ended September 30, 2025, compared to losses of $2.3 million for the same six-month period in the prior year. We had $6.0 million in interest income for the six months ended September 30, 2025, compared to $4.4 million for the six months ended September 30, 2024.

Provision for income taxes: Our provision for income tax expense was $15.8 million and $25.5 million for the three and six months ended September 30, 2025, as compared to $7.5 million and $16.5 million for the same three-and six-month periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2025, was 29.3% and 28.1% respectively, compared with 27.5% and 27.3%, respectively, for the same three- and six-month periods in the prior year. Our effective income tax rate for the three and six months ended September 30, 2025, was higher compared to the same three- and six-month periods in the prior year primarily due to a higher tax benefit from restricted stock in the prior year.

Net earnings from continuing operations: Net earnings from continuing operations for the three months ended September 30, 2025, were $38.2 million, an increase of $18.4 million, as compared to $19.8 million for the same three-month period in the prior year. The net earnings increase was due to the increase in operating profits and an increase other income, offset by an increase in provision for income taxes.

Net earnings from continuing operations for the six months ended September 30, 2025, were $65.3 million, an increase of $21.3 million, as compared to $44.0 million for the same six-month period in the prior year. The net earnings increase was due to the increase in operating profits, and an increase other income, offset by an increase in provision for income taxes.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax, for the three months ended September 30, 2025, was a loss of $3.3 million consisting of an accrual for a contingent liability related to a legal matter of our discontinued operations of $4.6 million for which we remain responsible under the terms of the HoldCo sale, offset by an income tax benefit of $1.3 million. We had earnings from discontinued operations, net of tax, of $11.5 million for the same three-month period in the prior year consisting of earnings before income taxes of $16.0 million, offset by income tax of $4.5 million.

Net earnings from discontinued operations, net of tax, for the six months ended September 30, 2025, was $7.3 million consisting of earnings before gain from sale and income taxes of $5.6 million and gain from the sale of our domestic financing business of $4.4 million, less income tax of $2.7 million. We had earnings from discontinued operations, net of tax, of $14.7 million for the same six-month period in the prior year consisting of earnings before income taxes of $20.3 million, less income tax of $5.7 million.

Net earnings: Due to the aforementioned reasons, net earnings for the three months ended September 30, 2025, were $34.9 million, an increase of $3.6 million, as compared to $31.3 million for the same three-month period in the prior year.

Due to the aforementioned reasons, net earnings for the six months ended September 30, 2025, were $72.6 million, an increase of $13.9 million, as compared to $58.7 million for the same six-month period in the prior year.

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

SEGMENT RESULTS OF OPERATIONS

The three and six months ended September 30, 2025, compared to the three and six months ended September 30, 2024

The results of operations for our segments were as follows (dollars in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Financial metrics
Net sales:
Product segment	$485,014	$389,613	$1,005,909	$846,925
Professional services segment	76,344	61,900	148,073	99,179
Managed services segment	47,417	41,767	91,997	82,677
Total reportable segments	608,775	493,280	1,245,979	1,028,781
Other	51	92	162	243
Total	$608,826	$493,372	$1,246,141	$1,029,024

Gross Profit:
Product segment	$119,013	$89,359	$225,495	$187,864
Professional services segment	29,172	25,583	57,325	41,038
Managed services segment	13,953	12,339	27,487	25,173
Total reportable segments	162,138	127,281	310,307	254,075
Other	(14)	21	33	101
Total	$162,124	$127,302	$310,340	$254,176

Gross margin:
Product segment	24.5%	22.9%	22.4%	22.2%
Professional services segment	38.2%	41.3%	38.7%	41.4%
Managed services segment	29.4%	29.5%	29.9%	30.4%
Total	26.6%	25.8%	24.9%	24.7%

Net sales by customer end market:
Telecom, media & entertainment	$176,772	$108,870	$361,751	$226,423
SLED	87,246	97,687	177,808	189,783
Healthcare	82,285	78,235	156,576	153,515
Technology	69,549	54,988	152,296	164,094
Financial services	63,079	34,759	110,579	84,484
All others	129,844	118,741	286,969	210,482
Total reportable segments	$608,775	$493,280	$1,245,979	$1,028,781

Net sales by type:
Networking	258,156	186,776	476,358	421,516
Cloud	128,270	121,336	335,266	258,567
Security	65,889	41,209	126,996	89,214
Collaboration	16,558	17,988	28,315	38,887
Other	16,141	22,304	38,974	38,741
Total products segment	$485,014	$389,613	$1,005,909	$846,925
Professional services segment	76,344	61,900	148,073	99,179
Managed services segment	47,417	41,767	91,997	82,677
Total reportable segments	$608,775	$493,280	$1,245,979	$1,028,781

Net sales:

Product segment sales for the three months ended September 30, 2025, increased compared to the same three-month period in the prior year, due to increases in demand for networking and security products. Product segment sales for the six months ended September 30, 2025, increased compared to the same six-month period in the prior year, due to increases in demand for cloud, networking and security products. These increases in demand were driven by the timing of purchases by existing customers, which are determined by their buying cycles and the timing of specific IT-related initiatives. Offsetting the increase in demand was a shift in product mix, as sales of third-party maintenance and subscriptions that are recognized on a net basis were a higher proportion of our sales for both the three and six months ended September 30, 2025, compared to the same periods in the prior year.

Professional services segment sales for the three and six months ended September 30, 2025, increased compared to the same three- and six-month periods in the prior year, primarily due to increases in revenues from the acquisition of Bailiwick.

Managed services segment sales for the three and six months ended September 30, 2025, increased compared to the same three- and six-month periods in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support and cloud services.

Gross profit margin:

Product segment margin for the three and six months ended September 30, 2025, increased by 160 basis points and 20 basis points, respectively, from the same three- and six-month periods in the prior year due to a shift in product mix and from a higher proportion of sales of third-party maintenance and subscriptions which are recorded on a net basis. Vendor incentives earned as a percentage of sales for the three and six months ended September 30, 2025 increased by 20 basis points and 10 basis points, respectively, which had a positive effect on gross margin, as compared to the same three- and six-month periods in the prior year.

Professional services segment margin for the three and six months ended September 30, 2025, decreased by 310 basis points and 270 basis points, respectively, from the same three- and six-month periods in the prior year primarily due to our acquisition of Bailiwick whose services have a lower gross margin due to the use of a higher proportion of third parties for delivery than our organic professional services.

Managed services segment margin for the three and six months ended September 30, 2025, decreased by 10 basis points and 50 basis points, respectively, from the same three- and six-month periods in the prior year, due to a decline in revenue from our service desk offering that resulted in a decrease in gross margin for that service line.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OVERVIEW

We finance our operations through funds generated from operations and through borrowings. We use those funds to meet our capital requirements, which primarily consist of working capital for operational needs, capital expenditures, acquisitions, and the repurchase of shares of our common stock.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the six months ended September 30, 2025, and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$(137,623)	$117,822
Net cash provided by (used in) operating activities of discontinued operations	3,881	(42,323)
Net cash provided by (used in) operating activities	(133,742)	75,499

Net cash used in investing activities of continuing operations	(1,813)	(126,572)
Net cash provided by (used in) investing activities of discontinued operations	156,681	(1,174)
Net cash provided by (used in) investing activities	154,868	(127,746)

Net cash used in financing activities of continuing operations	(3,182)	(13,491)
Net cash used in financing activities of discontinued operations	(6,417)	(780)
Net cash used in financing activities	(9,599)	(14,271)

Effect of exchange rate changes on cash	1,255	1,025

Net increase (decrease) in cash and cash equivalents	$12,782	$(65,493)

Cash flows from operating activities: During the six months ended September 30, 2025, we used $137.6 million through operating activities of continuing operations primarily due to an increase in our accounts receivable and inventories and a decrease in our accounts payable, partially offset by net earnings. During the six months ended September 30, 2024, we provided $117.8 million through operating activities of continuing operations primarily due to net earnings and decreases in our accounts receivable and inventories, partially offset by a decrease in our accounts payable.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our business segments:

	As of September 30,
	2025	2024
(DSO) Days sales outstanding (1)	63	66
(DIO) Days inventory outstanding (2)	15	12
(DPO) Days payable outstanding (3)	(48)	(46)
Cash conversion cycle	30	32

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

Our cash conversion cycle decreased to 30 days as of September 30, 2025, as compared to 32 days as of September 30, 2024. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO decreased 3 days to 63 days as of September 30, 2025, compared to 66 days as of September 30, 2024, reflecting higher sales to customers with terms less than or equal to net 60 days. Our DIO increased to 15 days as of September 30, 2025, compared to 12 days as of September 30, 2024 due to longer customer delivery schedules. Our DPO increased 2 days as of September 30, 2025. We pay invoices, processed through our WFCDF Credit Facility from our accounts payable-floor plan balance or paid directly from our accounts payable-trade balances typically within 45 to 60 days from the invoice date.

Cash flows related to investing activities: During the six months ended September 30, 2025, we used $1.8 million through investing activities of continuing operations consisting primarily of purchases of property and equipment. We also provided $156.7 million through investing activities of discontinued operations, consisting primarily of cash proceeds from our sale of HoldCo of $180.1 million less cash transferred with the HoldCo entities of $23.4 million. During the six months ended September 30, 2024, we used $126.6 million through investing activities of continuing operations consisting of $124.6 million for the acquisition of Bailiwick, and $1.9 million for purchases of property, equipment and operating lease equipment.

Cash flows from financing activities: During the six months ended September 30, 2025, we used $3.2 million through financing activities of continuing operations. We had cash outflows of $7.4 million to repurchase outstanding shares of our common stock and $6.6 million paid in dividends. These cash outflows were partially offset by cash inflows of $9.0 million in net borrowing on our floor plan facility and $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan.

During the six months ended September 30, 2024, we used $13.5 million through financing activities of continuing operations. We had cash outflows of $23.6 million to repurchase outstanding shares of our common stock and $2.3 million paid to the sellers of Peak Resources, Inc. based on adjustments to the determination of total net assets received in our January 2024 acquisition of that company. These cash outflows were partially offset by cash inflows of $10.6 million in net borrowings on the floor plan component of our credit facility and $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan.

CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through a credit facility with WFCDF. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 7, “Credit Facility” to the accompanying Consolidated Financial Statements included in "Part I, Item 1. Financial Statements" for additional information concerning our WFCDF Credit Facility.

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

As of September 30, 2025, and March 31, 2025, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $98.5 million and $89.5 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: We did not have any activity on our revolving credit facility during the three months ended September 30, 2025, and 2024. As of September 30, 2025, and March 31, 2025, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both September 30, 2025, and March 31, 2025.

DIVIDENDS

A summary of fiscal year to date dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.25	August 7, 2025	August 26, 2025	September 17, 2025

On November 6, 2025, we announced that our Board of Directors declared a quarterly dividend. The quarterly cash dividend of $0.25 per common share will be paid on December 17, 2025, to shareholders of record as of the close of business on November 25, 2025.

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

PERFORMANCE GUARANTEES

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for these guarantees in the event of default in the performance of our obligations. We believe we comply with the performance obligations under all service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated statements of operations.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of September 30, 2025, we were not involved in any unconsolidated special purpose entity transactions.

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

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates have not changed from those reported Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report.

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

Item 4.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.
RISK FACTORS

Other than as disclosed in “Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2025 through July 31, 2025	-	$-	-	-
August 1, 2025 through August 31, 2025	-	$-	-	1,500,000
September 1, 2025 through September 30, 2025	60,000	$73.41	60,000	1,440,000
Total	60,000	60,000

(1)
All shares were acquired in open-market purchases.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. As of May 27, 2025, the authorization under the then-existing share repurchase plan expired. On August 7, 2025, our board of directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
OTHER INFORMATION

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, no director or officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

Item 6.
EXHIBITS

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 26, 2024. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2024).

10.1	Form of Performance Stock Unit Award Notice and Award Agreement for Performance Stock Unit awards granted on or after September 12, 2025 (filed herewith).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 6, 2025	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2025	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)