Form 10-Q
period 2025-12-31
EPLUS INC
filed 2026-02-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of February 2, 2026, was 26,392,561.

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such forward-looking statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions. Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions or by using future dates. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
financial losses resulting from national and international political instability fostering uncertainty and volatility in the global economy including changes in interest rates, tariffs, inflation, export requirements applicable to products we sell, sanctions and exposure to foreign currency rate changes;
●
supply chain issues, including a shortage of IT component parts and products, and our vendors’ rapid and unpredictable price fluctuations relating thereto, or a customer’s or vendor’s cancellation of orders such as for, but not limited to, memory chips. These issues may increase our and the customer’s costs, decrease gross profit, cause a delay in fulfilling or inability to fulfill customer orders, increase our need for working capital, delay completing professional services, or purchase IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;
●
significant adverse changes in our relationship with one or more of our larger customer accounts or vendors, including decreased account profitability, reductions in contracted services, or a loss of such relationships;
●
increases to our costs including wages and our ability to increase our prices to our customers as a result, or we experience negative financial impacts due to the pricing arrangements we have with our customers;
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
●
ability to secure our own and our customers’ electronic and other confidential information, while maintaining compliance with evolving data privacy and cybersecurity laws and regulations and appropriately providing required notice and disclosure of cybersecurity incidents when and if necessary;
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
●
our service agreements may require external audits and deficiencies identified in any such audit reports could negatively affect our client engagements, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
●
a natural disaster or other adverse event at one of our primary configuration centers, data centers, or a third-party provider or vendor location could negatively impact our business;
●
failure to comply with public sector contracts, or related applicable laws or regulations;
●
our ability to raise capital, maintain or increase, as needed, our lines of credit with vendors or our floor plan facility, or the effect of those matters on our common stock price;
●
our ability to predictably meet expectations of the investor and analyst community, including relative to our financial performance guidance that we provide;
●
our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies following mergers and acquisitions; and
●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our patents or allegations that we are infringing upon any third-party patents, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2025	March 31, 2025
ASSETS

Current assets:
Cash and cash equivalents	$326,291	$389,375
Accounts receivable—trade, net	697,989	516,925
Accounts receivable—other, net	43,521	19,382
Inventories	240,979	120,440
Deferred costs	76,533	66,769
Other current assets	68,902	28,500
Current assets of discontinued operations	-	222,399
Total current assets	1,454,215	1,363,790

Deferred tax asset	9,048	3,658
Property, equipment, and other assets—net	99,381	98,657
Goodwill	202,927	202,858
Other intangible assets—net	66,113	82,007
Non-current assets of discontinued operations	-	133,835
TOTAL ASSETS	$1,831,684	$1,884,805

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$291,378	$324,580
Accounts payable—floor plan	133,150	89,527
Salaries and commissions payable	53,405	42,219
Deferred revenue	168,282	152,631
Other current liabilities	35,875	22,463
Current liabilities of discontinued operations	-	166,463
Total current liabilities	682,090	797,883

Deferred tax liability—long-term	-	1,454
Deferred revenue—long-term	74,721	81,759
Other liabilities	11,575	13,540
Non-current liabilities of discontinued operations	-	12,546
TOTAL LIABILITIES	768,386	907,182

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-

Common stock, $0.01 per share par value; 50,000 shares authorized; 26,391 outstanding at December 31, 2025, and 26,526 outstanding at March 31, 2025	278	276
Additional paid-in capital	207,285	193,698
Treasury stock, at cost, 1,376 shares at December 31, 2025, and 1,056 shares at March 31, 2025	(95,063)	(70,748)
Retained earnings	945,305	850,956
Accumulated other comprehensive income—foreign currency translation adjustment	5,493	3,441
Total Stockholders' Equity	1,063,298	977,623
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,831,684	$1,884,805

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net sales
Product	$501,931	$379,574	$1,508,002	$1,226,742
Services	112,843	113,647	352,913	295,503
Total	614,774	493,221	1,860,915	1,522,245
Cost of sales
Product	382,549	295,497	1,163,092	954,700
Services	73,571	72,646	228,829	188,291
Total	456,120	368,143	1,391,921	1,142,991

Gross profit	158,654	125,078	468,994	379,254

Selling, general, and administrative	108,695	100,932	320,121	286,069
Depreciation and amortization	6,493	7,676	20,372	18,260
Operating expenses	115,188	108,608	340,493	304,329

Operating income	43,466	16,470	128,501	74,925

Other income, net	2,123	3,447	7,898	5,474

Earnings from continuing operations before tax	45,589	19,917	136,399	80,399

Provision for income taxes	12,189	5,351	37,711	21,841

Net earnings from continuing operations	33,400	14,566	98,688	58,558

Earnings from discontinued operations, net of tax (Note 4)	1,652	9,567	8,916	24,224

Net earnings	$35,052	$24,133	$107,604	$82,782

Earnings per common share—basic
Continuing operations	$1.28	$0.55	$3.76	$2.20
Discontinued operations	0.06	0.36	0.34	0.92
Earnings per common share—basic	$1.34	$0.91	$4.10	$3.12

Earnings per common share—diluted
Continuing operations	$1.27	$0.55	$3.74	$2.19
Discontinued operations	0.06	0.36	0.34	0.91
Earnings per common share—diluted	$1.33	$0.91	$4.08	$3.10

Weighted average common shares outstanding—basic	26,174	26,495	26,269	26,568
Weighted average common shares outstanding—diluted	26,288	26,620	26,388	26,727

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
NET EARNINGS	$35,052	$24,133	$107,604	$82,782

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	96	(3,369)	2,052	(424)

Other comprehensive income (loss)	96	(3,369)	2,052	(424)

TOTAL COMPREHENSIVE INCOME	$35,148	$20,764	$109,656	$82,358

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended December 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$107,604	$82,782
Less: Earnings from discontinued operations, net of tax	8,916	24,224
Net earnings from continuing operations	98,688	58,558

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	21,192	19,346
Provision for credit losses	595	1,483
Share-based compensation expense	9,922	8,184
Deferred taxes	803	(472)
Loss on disposal of property and equipment	72	207
Changes in:
Accounts receivable	(183,689)	107,614
Inventories	(120,300)	50,660
Deferred costs and other assets	(47,567)	(17,587)
Accounts payable	(34,071)	(61,202)
Salaries and commissions payable, deferred revenue, and other liabilities	30,941	19,854
Net cash provided by (used in) operating activities of continuing operations	(223,414)	186,645
Net cash provided by (used in) operating activities of discontinued operations	2,229	(45,447)
Net cash provided by (used in) operating activities	(221,185)	141,198

Cash flows from investing activities:
Proceeds from sale of property and equipment	50	1
Purchases of property and equipment	(3,250)	(3,413)
Cash used in acquisitions, net of cash acquired	-	(124,926)
Net cash used in investing activities of continuing operations	(3,200)	(128,338)
Net cash provided by investing activities of discontinued operations	156,681	1,024
Net cash provided by (used in) investing activities	153,481	(127,314)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,606	3,635
Repurchase of common stock	(24,315)	(33,459)
Dividend payments	(13,130)	-
Payments to settle liabilities for acquisitions	-	(2,307)
Net borrowings on floor plan facility	43,623	10,640
Net cash provided by (used in) financing activities of continuing operations	9,784	(21,491)
Net cash provided by (used in) financing activities of discontinued operations	(6,417)	8,065
Net cash provided by (used in) financing activities	3,367	(13,426)

Effect of exchange rate changes on cash	1,253	(405)

Net increase (decrease) in cash and cash equivalents	(63,084)	53

Cash and cash equivalents, beginning of period	389,375	253,021

Cash and cash equivalents, end of period	$326,291	$253,074

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Nine months ended December 31,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$98	$98
Cash paid for income taxes	$31,622	$44,505
Cash paid for amounts included in the measurement of lease liabilities	$4,908	$4,331

Schedule of non-cash investing and financing activities:
Purchases of property and equipment	$(732)	$(431)
Vesting of share-based compensation	$10,260	$11,872
Repurchase of common stock	$-	$(369)
New operating lease assets obtained in exchange for lease obligations	$2,263	$6,329

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Nine months ended December 31, 2025
						Accumulated Other Comprehensive Income
			Additional Paid-In Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Par Value					Total

Balance, March 31, 2025	26,526	$276	$193,698	$(70,748)	$850,956	$3,441	$977,623
Issuance of restricted stock awards	119	1	(1)	-	-	-	-
Issuance of common stock	29	-	1,757	-	-	-	1,757
Share-based compensation	-	-	3,500	-	-	-	3,500
Repurchase of common stock	(47)	-	-	(3,304)	-	-	(3,304)
Net earnings	-	-	-	-	37,697	-	37,697
Foreign currency translation adjustment	-	-	-	-	-	3,158	3,158

Balance, June 30, 2025	26,627	$277	$198,954	$(74,052)	$888,653	$6,599	$1,020,431
Issuance of restricted stock awards	(2)	-	-	-	-	-	-
Share-based compensation	-	-	3,058	-	-	-	3,058
Repurchase of common stock	(60)	-	-	(4,404)	-	-	(4,404)
Dividends paid and accrued	-	-	-	-	(6,656)	-	(6,656)
Net earnings	-	-	-	-	34,855	-	34,855
Foreign currency translation adjustment	-	-	-	-	-	(1,202)	(1,202)

Balance, September 30, 2025	26,565	$277	$202,012	$(78,456)	$916,852	$5,397	$1,046,082
Issuance of restricted stock awards	9	-	-	-	-	-	-
Issuance of common stock	30	1	1,849	-	-	-	1,850
Share-based compensation	-	-	3,424	-	-	-	3,424
Repurchase of common stock	(213)	-	-	(16,607)	-	-	(16,607)
Dividends paid and accrued	-	-	-	-	(6,599)	-	(6,599)
Net earnings	-	-	-	-	35,052	-	35,052
Foreign currency translation adjustment	-	-	-	-	-	96	96

Balance, December 31, 2025	26,391	$278	$207,285	$(95,063)	$945,305	$5,493	$1,063,298

	Nine months ended December 31, 2024
			Additional Paid-In Capital			Accumulated Other Comprehensive Income
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Par Value					Total

Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$742,978	$2,280	$901,779
Issuance of restricted stock awards	121	1	(1)	-	-	-	-
Issuance of common stock	29	1	1,810	-	-	-	1,811
Share-based compensation	-	-	2,866	-	-	-	2,866
Repurchase of common stock	(162)	-	-	(11,935)	-	-	(11,935)
Net earnings	-	-	-	-	27,339	-	27,339
Foreign currency translation adjustment	-	-	-	-	-	68	68

Balance, June 30, 2024	26,940	$276	$184,733	$(35,746)	$770,317	$2,348	$921,928
Issuance of restricted stock awards	(1)	-	-	-	-	-	-
Share-based compensation	-	-	2,597	-	-	-	2,597
Repurchase of common stock	(141)	-	-	(11,715)	-	-	(11,715)
Net earnings	-	-	-	-	31,310	-	31,310
Foreign currency translation adjustment	-	-	-	-	-	2,877	2,877

Balance, September 30, 2024	26,798	$276	$187,330	$(47,461)	$801,627	$5,225	$946,997
Issuance of restricted stock awards	6	-	-	-	-	-	-
Issuance of common stock	29	-	1,824	-	-	-	1,824
Share-based compensation	-	-	2,933	-	-	-	2,933
Repurchase of common stock	(130)	-	-	(10,178)	-	-	(10,178)
Net earnings	-	-	-	-	24,133	-	24,133
Foreign currency translation adjustment	-	-	-	-	-	(3,369)	(3,369)

Balance, December 31, 2024	26,703	$276	$192,087	$(57,639)	$825,760	$1,856	$962,340

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS — Our company was founded in 1990 and is a Delaware corporation. ePlus inc. is sometimes referred to in this Quarterly Report on Form 10-Q as “we,” “our,” “us,” or “ePlus.” ePlus inc. is a holding company that through its subsidiaries provides information technology (“IT”) solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional, and managed services and complete lifecycle management services. We focus on selling to medium and large enterprises and state and local government and educational institutions (“SLED”) in the United States (“US”) and select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

BASIS OF PRESENTATION — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition.

SALE OF OUR FINANCING BUSINESS — On June 30, 2025, we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its U.S. subsidiaries, we sold our domestic financing business that comprised most of our financing business segment, which is a business that finances information technology equipment, software and related services for customers. We continue to own the international entities in the financing business. This divestiture positions us to focus on being a technology solutions provider and represents a strategic shift in our operations. As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated balance sheets for all periods, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations. In our unaudited consolidated statements of operations for all periods, we present the operating results of our domestic financing business in earnings from discontinued operations. After the sale, our remaining three reportable segments are product, professional services, and managed services, which we formerly referred to collectively as our technology business. Refer to Note 4, “Discontinued Operations” for additional information on the transaction and its effect on our financial statements.

INTERIM FINANCIAL STATEMENTS — The unaudited consolidated financial statements for the three and nine months ended December 31, 2025, and 2024, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and nine months ended December 31, 2025, and 2024, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2026, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”). On January 26, 2026, we filed with the SEC a current report on Form 8-K, which recasts prior period financial information and related disclosures in certain portions of our 2025 Annual Report to present the operations of the domestic financing business as discontinued operations separately from our continuing operations (the “Recast Financial Statements”). The 2025 Annual Report and the Recast Financial Statements should be read in conjunction with these interim consolidated financial statements.

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

CONCENTRATIONS OF RISK — A substantial portion of our sales are products from Cisco Systems, which represented approximately 29% and 27% of our net sales for the three months ended December 31, 2025, and 2024, respectively, and 29% and 34% of our net sales for the nine months ended December 31, 2025, and 2024, respectively.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This update is effective for us for annual periods beginning with our fiscal year ending March 31, 2026. Early adoption is permitted. The amendments in this update are required to be applied on a prospective basis and retrospective adoption is permitted. This update will impact our income tax disclosures and will not affect our financial position, results of operations, and cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. This update is effective for us for annual periods beginning in our fiscal year ending March 31, 2028, and interim periods beginning in the first quarter of our fiscal year ending March 31, 2029. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	December 31, 2025	March 31, 2025
Accounts receivable	$684,917	$507,052
Contract assets	16,271	13,775
Allowance for credit losses	(3,199)	(3,902)
Total accounts receivable—trade, net	$697,989	$516,925

As of December 31, 2025, our accounts receivable includes $0.2 million that is due from a financing partner in payment for our sale of customer receivables to them. Additionally, within other current assets in our consolidated balance sheet, we have $45.9 million in receivables recognized from contracts with customers that we intend to sell to this financing partner.

CONTRACT LIABILITIES

Contract liabilities represent our obligation to transfer goods or services to a customer for which we have received consideration, or the amount is due from the customer. Our contract liabilities consist of our deferred revenue and deferred revenue—long-term in our consolidated balance sheets. Revenues recognized from the beginning contract liability balance were $26.2 million and $102.4 million for the three and nine months ended December 31, 2025, respectively, and $24.8 million and $97.3 million for the three and nine months ended December 31, 2024, respectively.

PERFORMANCE OBLIGATIONS

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2026	$32,490
Year ending March 31, 2027	77,636
Year ending March 31, 2028	34,957
Year ending March 31, 2029	19,326
Year ending March 31, 2030, and thereafter	8,225
Total remaining performance obligations	$172,634

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

4. DISCONTINUED OPERATIONS

On June 30, 2025, we completed the sale of HoldCo, thereby selling our domestic financing business. In the Sale Transaction, we received net cash proceeds of $156.7 million, consisting of cash proceeds of $180.1 million less cash transferred of $23.4 million, recognized a receivable of $7.8 million related to a post-closing adjustment process based on the book value of the assets associated with HoldCo and other adjustments, and recognized a receivable for contingent consideration of $13.5 million. See Note 13, “Fair Value of Financial Instruments” for a discussion of our contingent consideration asset. We incurred approximately $4.0 million in transaction costs during our quarter ended June 30, 2025, which is netted against the gain on sale of HoldCo before income taxes. In connection with the sale, we entered into a transition services agreement, pursuant to which ePlus and PEAC Solutions will provide certain transition services to each other after the sale. In December 2025, we paid $2.3 million to settle a legal matter related to our discontinued operations. As a result of this settlement, we recognized a gain of $2.3 million in the three months ended December 31, 2025 due to releasing a contingent liability of $4.6 million for this matter that we had originally recognized in our results for the three months ended September 30, 2025. We recognized the original charge and the benefit from the settlement in our results from discontinued operations.

The following table provides our operating results of discontinued operations for the three and nine months ended December 31, 2025, and 2024 (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net sales	$-	$17,744	$15,811	$48,430
Cost of sales	-	1,937	1,734	4,327
Gross profit	-	15,807	14,077	44,103

Selling, general, and administrative	-	3,249	3,599	10,691
Interest and financing costs	-	517	450	1,639
Operating expenses	-	3,766	4,049	12,330

Operating income	-	12,041	10,028	31,773

Other income (expense)—net	2,300	203	(2,089)	828

Earnings before gain from sale and income taxes	2,300	12,244	7,939	32,601
Gain from sale of HoldCo before income taxes	-	-	4,368	-
Earnings before income taxes	2,300	12,244	12,307	32,601

Provision for income taxes	648	2,677	3,391	8,377

Earnings (loss) from discontinued operations, net of tax	$1,652	$9,567	$8,916	$24,224

The following table provides the major classes of assets and liabilities that are classified as discontinued operations as of March 31, 2025 (in thousands):

March 31, 2025
ASSETS

Accounts receivable	$34,610
Financing receivables—net, current	168,392
Other current assets	19,397
Current assets of discontinued operations	$222,399

Financing receivables and operating leases—net	$126,408
Other assets—long-term	7,427
Non-current assets of discontinued operations	$133,835

LIABILITIES

Accounts payable	$127,154
Salaries and commissions payable	2,812
Non-recourse notes payable—current	27,456
Other current liabilities	9,041
Current liabilities of discontinued operations	$166,463

Non-recourse notes payable—long-term	11,317
Other liabilities—long-term	1,229
Non-current liabilities of discontinued operations	$12,546

5. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended December 31, 2025 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2025 (1)	$129,177	$63,779	$9,902	$202,858
Foreign currency translations	54	10	5	69
Balance, December 31, 2025 (1)	$129,231	$63,789	$9,907	$202,927

(1)
Balance is net of $4,644 thousand in accumulated impairments that were recorded in a segment that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

The only activity in our goodwill balance over the nine months ended December 31, 2025, was foreign currency translation adjustments.

We test goodwill for impairment on an annual basis, as of the first day of our third fiscal quarter, and between annual tests if an event occurs, or circumstances change, that would more likely than not reduce the fair value of a reporting unit below its carrying value.

In our annual test as of October 1, 2025, we performed a qualitative assessment of goodwill and concluded that, more likely than not, the fair value of our product, professional services, and managed services reporting units continued to exceed their carrying value.

OTHER INTANGIBLE ASSETS

Our other intangible assets consist of purchased intangible assets and capitalized software development.

The following table provides the composition of our purchased intangible assets as of December 31, 2025, and March 31, 2025 (in thousands):

	December 31, 2025			March 31, 2025
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$167,166	$(108,066)	$59,100	$167,093	$(93,085)	$74,008
Trade names and other	11,476	(4,474)	7,002	11,459	(3,500)	7,959
Total purchased intangible assets	$178,642	$(112,540)	$66,102	$178,552	$(96,585)	$81,967

Our customer relationships, trade names, and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for other intangible assets was $5.0 million and $15.9 million for the three and nine months ended December 31, 2025, respectively, and $6.0 million and $14.2 million for the three and nine months ended December 31, 2024, respectively.

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses within accounts receivable—trade for the nine months ended December 31, 2025, and 2024 (in thousands):

	Nine months ended December 31,
	2025	2024
Beginning	$3,902	$2,549
Provision for credit losses	595	1,483
Write-offs and other	(1,298)	(365)
Ending	$3,199	$3,667

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

Under the accounts payable floor plan facility, we had an outstanding balance of $133.2 million and $89.5 million as of December 31, 2025, and March 31, 2025, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of December 31, 2025, or March 31, 2025.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of December 31, 2025, and March 31, 2025, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

8. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of December 31, 2025, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed on our unaudited consolidated statements of operations for the three and nine months ended December, 2025, and 2024, respectively (in thousands, except per share data).

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Net earnings attributable to common shareholders — basic and diluted
Continuing operations	$33,400	$14,566	$98,688	$58,558
Discontinued operations	1,652	9,567	8,916	24,224
Net earnings	$35,052	$24,133	$107,604	$82,782

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	26,174	26,495	26,269	26,568
Effect of dilutive shares	114	125	119	159
Weighted average common shares outstanding — diluted	26,288	26,620	26,388	26,727

Earnings per common share — basic
Continuing operations	$1.28	$0.55	$3.76	$2.20
Discontinued operations	0.06	0.36	0.34	0.92
Earnings per common share—basic	$1.34	$0.91	$4.10	$3.12

Earnings per common share — diluted
Continuing operations	$1.27	$0.55	$3.74	$2.19
Discontinued operations	0.06	0.36	0.34	0.91
Earnings per common share—diluted	$1.33	$0.91	$4.08	$3.10

10. STOCKHOLDERS’ EQUITY

SHARE REPURCHASE PLAN

On August 7, 2025, our Board of Directors authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025. Previously, on May 18, 2024, our board of directors authorized the repurchase of up to 1,250,000 shares of our outstanding common stock over a 12-month period that began on May 28, 2024 and terminated on May 27, 2025. Under each authorized share repurchase program, when such program is in place, we may make purchases from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the nine months ended December 31, 2025, we purchased 272,900 shares of our outstanding common stock at a value of $21.0 million under the share repurchase plan; we also purchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the nine months ended December 31, 2024, we purchased 380,522 shares of our outstanding common stock at a value of $30.0 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11. SHARE-BASED COMPENSATION

SHARE-BASED PLANS

During the nine months ended December 31, 2025, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

RESTRICTED STOCK ACTIVITY

For the nine months ended December 31, 2025, we granted 9,820 restricted shares under the 2024 Director LTIP and 121,844 restricted shares under the 2021 Employee LTIP. For the nine months ended December 31, 2024, we granted 729 restricted shares of our stock under the 2017 Director LTIP, 6,628 restricted shares of our stock under the 2024 Director LTIP, and 121,097 restricted shares of our stock under the 2021 Employee LTIP. A summary of our restricted stock activity is as follows:

	Number of shares	Weighted average grant-date fair value
Unvested April 1, 2025	275,773	$64.80
Granted	131,664	$72.64
Vested	(146,660)	$63.55
Forfeited	(5,397)	$66.77
Unvested December 31, 2025	255,380	$69.52

PERFORMANCE STOCK UNITS

Beginning with the fiscal year ended March 31, 2024, we granted Performance Stock Units (“PSUs”) to certain executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets.

The following table provides a summary of the unvested PSUs for the nine months ended December 31, 2025:

	Number of units	Weighted average grant-date fair value
Unvested April 1, 2025	34,535	$70.94
Granted	38,094	$76.08
Unvested December 31, 2025	72,629	$73.63

EMPLOYEE STOCK PURCHASE PLAN

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may collectively purchase up to an aggregate of 2.50 million shares of our stock. Employees in the ESPP contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the nine months ended December 31, 2025, and 2024, we issued 59,108 shares at a weighted average price of $61.00 per share and 58,064 shares at a weighted average price of $62.61 per share, respectively, under the ESPP. As of December 31, 2025, there were 2.31 million shares remaining under the ESPP.

COMPENSATION EXPENSE

The following table provides a summary of our total share-based compensation expense for continuing operations, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three and nine months ended December 31, 2025, and 2024, respectively (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Equity-based compensation expense	$3,424	$2,863	$9,922	$8,184
Income tax benefit	(914)	(770)	(2,738)	(2,226)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of December 31, 2025, the total unrecognized compensation expense related to unvested restricted stock was $12.9 million, which is expected to be recognized over a weighted-average period of 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended December 31, 2025, and 2024, were $1.5 million and $1.4 million, respectively. For the nine months ended December 31, 2025, and 2024, our estimated contribution expense for the plan was $4.4 million and $4.1 million, respectively.

12. INCOME TAXES

Our provision for income tax expense was $12.2 million and $37.7 million for the three and nine months ended December 31, 2025, as compared to $5.4 million and $21.8 million for the same three- and nine-month periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2025, was 26.7% and 27.6% respectively, compared with 26.9% and 27.2%, respectively, for the same three- and nine-month periods in the prior year. Our effective income tax rate for the three months ended December 31, 2025, was lower compared to the same three-month period in the prior year primarily due to lower state taxes. Our effective income tax rate for the nine months ended December 31, 2025, was higher compared to the same nine-month period in the prior year primarily due to a higher tax benefit from restricted stock and state taxes in the prior year. The effective tax rate for the three and nine months ended December 31, 2025, and December 31, 2024, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law, resulting in significant changes to the US tax code. The OBBBA permanently extends many of the tax provisions of the Tax Cuts and Jobs Act of 2017, which were scheduled to expire on December 31, 2025. The OBBBA introduces modifications to various US corporate tax provisions, with staggered effective dates ranging from 2025 to 2027. We recognized the impact of the OBBBA in our consolidated financial statements as of and for the periods ended December 31, 2025. The OBBBA did not have a material impact on our income statement or effective tax rate. We are continuing to assess the impact of the OBBBA on our consolidated financial statements, which will depend on our facts in each year, and future rules expected to be issued by the Internal Revenue Service.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the fair value hierarchy of our financial instruments as of December 31, 2025, and March 31, 2025 (in thousands):

		Fair value measurement using
	Recorded amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2025
Assets:
Money market funds	$223,910	$223,910	$-	$-
Contingent receivable	$12,448	$-	$-	$12,448
Receivables held for sale	$45,883	$45,883	$-	$-

March 31, 2025
Assets:
Money market funds	$280,067	$280,067	$-	$-

Through the agreement for the sale of HoldCo, we may earn and receive Holdback Premium (as defined below) payments and two different types of Earn-Outs (as defined below, and together with the Holdback Premium the “Contingent Consideration”) based on the post-Closing performance of the HoldCo Group (as defined below), as operated by PEAC Solutions. We estimated the fair value of each element of the Contingent Consideration using a Monte Carlo simulation model. We recognize the short-term and long-term portions of the receivable for the Contingent Consideration as part of other current assets and property, equipment, and other assets—net, respectively, in our consolidated balance sheet.

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

In our initial accounting for the sale of HoldCo as of June 30, 2025, we recognized a receivable for the Contingent Consideration of $13.5 million. We subsequently adjusted our estimate of the fair value of the contingent receivable to $12.4 million as of December 31, 2025, based on progress towards achieving the Contingent Consideration targets. We recognized this adjustment of $1.1 million as a loss in other income, net in our statement of operations for the nine months ended December 31, 2025.

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

The following table provides reportable segment information (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales
Product	$501,827	$379,472	$1,507,736	$1,226,397
Professional services	64,065	69,497	212,138	168,676
Managed services	48,778	44,150	140,775	126,827
Total reportable segments	614,670	493,119	1,860,649	1,521,900
Other	104	102	266	345
Total	614,774	493,221	1,860,915	1,522,245

Cost of sales
Product	382,506	295,426	1,162,920	954,487
Professional services	38,944	41,656	129,692	99,797
Managed services	34,627	30,990	99,137	88,494
Total reportable segments	456,077	368,072	1,391,749	1,142,778
Other	43	71	172	213
Total	456,120	368,143	1,391,921	1,142,991

Gross profit
Product	119,321	84,046	344,816	271,910
Professional services	25,121	27,841	82,446	68,879
Managed services	14,151	13,160	41,638	38,333
Total reportable segments	158,593	125,047	468,900	379,122
Other	61	31	94	132
Total	$158,654	$125,078	$468,994	$379,254

DISAGGREGATION OF REVENUE

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended December 31, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$442,245	$-	$-	$442,245
Transferred at a point in time as agent	59,582	-	-	59,582
Transferred over time as principal	-	64,065	48,778	112,843
Total revenue from contracts with customers	$501,827	$64,065	$48,778	$614,670

	Nine months ended December 31, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$1,338,093	$-	$-	$1,338,093
Transferred at a point in time as agent	169,643	-	-	169,643
Transferred over time as principal	-	212,138	140,775	352,913
Total revenue from contracts with customers	$1,507,736	$212,138	$140,775	$1,860,649

	Three months ended December 31, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$331,956	$-	$-	$331,956
Transferred at a point in time as agent	47,516	-	-	47,516
Transferred over time as principal	-	69,497	44,150	113,647
Total revenue from contracts with customers	$379,472	$69,497	$44,150	$493,119

	Nine months ended December 31, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$1,092,495	$-	$-	$1,092,495
Transferred at a point in time as agent	133,902	-	-	133,902
Transferred over time as principal	-	168,676	126,827	295,503
Total revenue from contracts with customers	$1,226,397	$168,676	$126,827	$1,521,900

The following table provides a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Customer end market:
Telecom, Media & Entertainment	$176,405	$126,201	$538,156	$352,624
Technology	89,368	71,293	241,664	235,387
Healthcare	81,460	58,670	238,036	212,185
Financial Services	66,104	46,217	176,683	130,701
SLED	59,946	71,412	237,754	261,195
Retail	34,394	33,785	106,427	67,754
All others	106,993	85,541	321,929	262,054
Total revenue from contracts with customers	$614,670	$493,119	$1,860,649	$1,521,900

Type:
Product segment:
Networking	$230,886	$181,367	$707,244	$602,883
Cloud	175,352	116,864	510,618	375,431
Security	61,055	53,919	188,051	143,133
Collaboration	13,418	8,391	41,733	47,278
Other	21,116	18,931	60,090	57,672
Total product segment	501,827	379,472	1,507,736	1,226,397
Professional services segment	64,065	69,497	212,138	168,676
Managed services segment	48,778	44,150	140,775	126,827
Total revenue from contracts with customers	$614,670	$493,119	$1,860,649	$1,521,900

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below is intended to provide context to our consolidated financial condition and results of continuing operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2025 (“2025 Annual Report”), and our current report on Form 8-K that we filed with the SEC on January 26, 2026, which recasts prior period financial information and related disclosures in certain portions of our 2025 Annual Report to present the operations of the domestic financing business as discontinued operations separately from our continuing operations. These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report, as well as those described in Part II, Item 1A. “Risk Factors” of our subsequent Quarterly Reports on Form 10-Q and in our other filings with the SEC.

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

We are a reseller for thousands of manufacturers, which enables us to provide our customers with new and evolving IT solutions. We possess top-level IT engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements.

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

On June 30, 2025, we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its U.S. subsidiaries, we sold our domestic financing business that comprised most of our financing business segment, which is a business that finances information technology equipment, software and related services for customers. We continue to own the international entities in the financing business. This divestiture positions us to focus on being a technology solutions provider and represents a strategic shift in our operations. As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated balance sheets for all periods, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations. In our unaudited consolidated statements of operations for all periods, we present the operating results of our domestic financing business in earnings from discontinued operations. After the sale, our remaining three reportable segments are product, professional services, and managed services, which we formerly referred to collectively as our technology business. Refer to Note 4, “Discontinued Operations” in the notes to the accompanying unaudited consolidated financial statements for further information.

BUSINESS TRENDS

We believe the following key factors may impact our business performance and our ability to achieve business results:

●
General economic conditions including changes in law and policy by the US government, inflation, tariffs, export requirements, sanctions, changing interest rates, staffing shortages, remote work trends, geopolitical concerns and changes in US government spending and contracting practices may impact our customers’ willingness to spend on technology and services.

●
There is a worldwide shortage of memory chips due to the demand for AI-ready products, which is also causing rapid price increases across many IT products. Like others, we may experience ongoing supply constraints for memory chips that may affect lead times for delivery of products, our having to carry more inventory for longer periods, our and the customer’s costs of products, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our suppliers and manufacturers to mitigate disruptions outside our control. Despite these actions, we believe extended lead times and price increases will likely persist for at least the next few quarters.

●
Our customers’ top focus areas include AI, security, cloud solutions, as well as digital transformation and modernization. We have developed advisory services, assessments, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcomes.

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

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Financial metrics
Net sales	$614,774	$493,221	$1,860,915	$1,522,245

Gross profit	$158,654	$125,078	$468,994	$379,254
Gross profit margin	25.8%	25.4%	25.2%	24.9%

Operating income	$43,466	$16,470	$128,501	$74,925
Operating income margin	7.1%	3.3%	6.9%	4.9%

Net earnings from continuing operations	$33,400	$14,566	$98,688	$58,558
Net earnings from continuing operations margin	5.4%	3.0%	5.3%	3.8%
Net earnings from continuing operations per common share —diluted	$1.27	$0.55	$3.74	$2.19

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$38,009	$18,629	$111,630	$71,151
Non-GAAP: Net earnings from continuing operations per common share—diluted (1)	$1.45	$0.71	$4.23	$2.66

Adjusted EBITDA (2)	$53,383	$27,038	$158,795	$102,441
Adjusted EBITDA margin (2)	8.7%	5.5%	8.5%	6.7%

Operational metrics
Gross billings (3)
Networking	$300,075	$214,762	$883,996	$716,087
Cloud	257,848	207,762	772,693	644,888
Security	221,971	190,808	667,174	506,256
Collaboration	22,606	22,381	86,669	102,074
Other	72,358	76,513	200,721	193,650
Product segment	874,858	712,226	2,611,253	2,162,955
Services	107,223	137,320	346,248	328,527
Total	$982,081	$849,546	$2,957,501	$2,491,482

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

The following table provides our calculation of Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
GAAP: Earnings from continuing operations before tax	$45,589	$19,917	$136,399	$80,399
Share-based compensation	3,424	2,863	9,922	8,184
Acquisition related expenses	-	29	-	1,072
Acquisition related amortization expense	5,006	5,983	15,867	14,180
Other (income) expense, net	(2,123)	(3,447)	(7,898)	(5,474)
Non-GAAP: Earnings from continuing operations before tax	51,896	25,345	154,290	98,361

GAAP: Provision for income taxes	12,189	5,351	37,711	21,841
Share-based compensation	916	772	2,728	2,266
Acquisition related expenses	-	7	-	300
Acquisition related amortization expense	1,338	1,495	4,363	3,788
Other (income) expense, net	(568)	(930)	(2,243)	(1,498)
Tax benefit (expense) on restricted stock	12	21	101	513
Non-GAAP: Provision for income taxes	13,887	6,716	42,660	27,210

Non-GAAP: Net earnings from continuing operations	$38,009	$18,629	$111,630	$71,151

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
GAAP: Net earnings from continuing operations per common share - diluted	$1.27	$0.55	$3.74	$2.19

Share-based compensation	0.10	0.08	0.27	0.22
Acquisition related expenses	-	-	-	0.03
Acquisition related amortization expense	0.14	0.17	0.43	0.39
Other (income) expense, net	(0.06)	(0.09)	(0.21)	(0.15)
Tax benefit (expense) on restricted stock	-	-	-	(0.02)
Total non-GAAP adjustments - net of tax	0.18	0.16	0.49	0.47

Non-GAAP: Net earnings from continuing operations per common share - diluted	$1.45	$0.71	$4.23	$2.66

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

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
GAAP: Net earnings from continuing operations	$33,400	$14,566	$98,688	$58,558
Provision for income taxes	12,189	5,351	37,711	21,841
Share-based compensation	3,424	2,863	9,922	8,184
Acquisition related expenses	-	29	-	1,072
Depreciation and amortization	6,493	7,676	20,372	18,260
Other (income) expense, net	(2,123)	(3,447)	(7,898)	(5,474)
Non-GAAP: Adjusted EBITDA	$53,383	$27,038	$158,795	$102,441

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

RESULTS OF OPERATIONS

Net sales: Net sales for the three months ended December 31, 2025, increased $121.6 million compared to the three months ended December 31, 2024, due to increased net sales to customers in the telecom, media and entertainment, healthcare, technology, retail, and financial services industries, offset by decreased net sales to customers in the SLED industry. Our increase in demand was primarily driven by midmarket, large enterprise, and healthcare customers. For further information, see the “Segment Results of Operations” below.

Net sales for the nine months ended December 31, 2025, increased $338.7 million compared to the nine months ended December 31, 2024, due to increased net sales to customers in the telecom, media and entertainment, healthcare, technology, retail, and financial services industries, offset by decreased net sales to customers in the SLED industry. Our increase in demand was primarily driven by large enterprise customers. For further information, see the “Segment Results of Operations” below.

Gross profit: Consolidated gross profit for the three months ended December 31, 2025, increased $33.6 million compared to the prior three-month period due to increases in net sales in our product segment and managed services segment, offset by a decrease in our professional services segment. Overall, gross margin increased 40 basis points year over year to 25.8%, primarily due to higher product margin led by a shift in product mix and higher vendor incentives, partially offset by a lower percentage of sales of third-party maintenance and subscriptions that are recognized on a net basis and lower services margin. For further information, see the “Segment Results of Operations” below.

Consolidated gross profit for the nine months ended December 31, 2025, increased $89.7 million compared to the prior nine-month period due to increases in net sales in all three of our operating segments. Overall, gross margin increased 30 basis points year over year to 25.2%, primarily due to higher product margin led by a shift in product mix as we sold more third-party maintenance and subscriptions that are recognized on a net basis, offset by lower services margin. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and nine months ended December 31, 2025, increased $7.8 million and $34.1 million, compared to the three and nine months ended December 31, 2024, respectively.

Salaries and benefits, including variable compensation and share-based compensation for the three months ended December 31, 2025, increased $8.1 million, compared to the same three-month period in the prior year, primarily due to increases in variable compensation commensurate with the increase in our gross profit.

Salaries and benefits, including variable compensation and share-based compensation for the nine months ended December 31, 2025, increased $31.1 million, compared to the same nine-month period in the prior year, primarily due to increases in variable compensation commensurate with the increase in our gross profit and secondarily due to additional salaries and benefits due to our acquisition of Bailiwick on August 19, 2024.

General and administrative expenses for the three months ended December 31, 2025, increased $0.5 million as compared to the prior three-month period, mainly driven by higher legal fees.

General and administrative expenses for the nine months ended December 31, 2025, increased $3.9 million as compared to the prior nine-month period, due to the addition of Bailiwick. In total, we had higher professional fees of $1.9 million, higher software, subscription, and maintenance fees of $1.8 million, higher office rent of $0.7 million, and higher travel and entertainment expenses of $0.7 million. These increases were offset by a decrease in acquisition-related expenses of $1.0 million, due to the addition of Bailiwick in the prior nine-month period.

Provision for credit losses for the three and nine months ended December 31, 2025, was $0.4 million and $0.6 million, respectively, as compared to $1.2 million and $1.5 million for the prior three- and nine-month periods, respectively. Our lower provision for credit losses for the three and nine months ended December 31, 2025, was due to favorable changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for the three months ended December 31, 2025, decreased compared to the three months ended December 31, 2024, primarily due to decreased acquisition amortization expense.

Depreciation and amortization for the nine months ended December 31, 2025, increased compared to the nine months ended December 31, 2024, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition.

Operating income: As a result of the foregoing, operating income for the three months ended December 31, 2025, increased $27.0 million compared to the prior three-month period, and operating margin increased by 380 basis points to 7.1%.

As a result of the foregoing, operating income for the nine months ended December 31, 2025, increased $53.6 million compared to the prior nine-month period, and operating margin increased by 200 basis points to 6.9%.

Other income, net: Other income, net for the three months ended December 31, 2025, was $2.1 million, compared to $3.4 million for the three months ended December 31, 2024. Our decrease in other income was primarily due to lower foreign exchange gains in the current three-month period compared to the same period in the prior year and $1.2 million in expense in the current three-month period related to adjustments to our estimate of the fair value of contingent consideration due from PEAC Solutions relating to our sale of HoldCo, offset by higher interest income in the current three-month period compared to the same period in the prior year. We had foreign exchange gains of $0.1 million for the three months ended December 31, 2025, compared to $1.9 million for the same period in the prior year. We had $3.0 million in interest income for the three months ended December 31, 2025, compared to $1.6 million for the same period in the prior year.

Other income for the nine months ended December 31, 2025, was $7.9 million, compared to $5.5 million for the nine months ended December 31, 2024. Our increase in other income was primarily due to higher interest income in the current nine-month period compared to the same period in the prior year and earnings from our transition services agreement with PEAC offset by higher foreign exchange losses in the current nine-month period compared to the same period in the prior year and $1.1 million in expense in the current nine-month period related to adjustments to our estimate of the fair value of contingent consideration due from PEAC Solutions relating to our sale of HoldCo. We had $9.0 million in interest income for the nine months ended December 31, 2025, compared to $5.9 million for the same period in the prior year. We had foreign exchange losses of $0.6 million for the nine months ended December 31, 2025, compared to losses of $0.4 million for the same period in the prior year.

Provision for income taxes: Our provision for income tax expense was $12.2 million and $37.7 million for the three and nine months ended December 31, 2025, as compared to $5.4 million and $21.8 million for the same three- and nine-month periods in the prior year. Our effective tax rate for the three and nine months ended December 31, 2025, was 26.7% and 27.6% respectively, compared with 26.9% and 27.2%, respectively, for the same three- and nine-month periods in the prior year. Our effective income tax rate for the three months ended December 31, 2025, was lower compared to the same three-month period in the prior year primarily due to lower state taxes. Our effective income tax rate for the nine months ended December 31, 2025, was higher compared to the same nine-month period in the prior year primarily due a higher tax benefit from restricted stock and state taxes in the prior year.

Net earnings from continuing operations: Net earnings from continuing operations for the three months ended December 31, 2025, were $33.4 million, an increase of $18.8 million, as compared to $14.6 million for the same three-month period in the prior year. The net earnings increase was due to the increase in operating profits, offset by an increase in provision for income taxes and decrease in other income.

Net earnings from continuing operations for the nine months ended December 31, 2025, were $98.7 million, an increase of $40.1 million, as compared to $58.6 million for the same nine-month period in the prior year. The net earnings increase was due to the increase in operating profits, and an increase other income, offset by an increase in provision for income taxes.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax, for the three months ended December 31, 2025, was $1.7 million consisting of a gain of $2.3 million from settling a legal matter, offset by an income tax expense of $0.6 million. In December 2025, we paid $2.3 million to settle a legal matter related to our discontinued operations, which we had recorded as a contingent liability of $4.6 million during the three months ended September 30, 2025. As a result of this settlement, we recognized a gain of $2.3 million. We had net earnings from discontinued operations, net of tax, of $9.6 million for the same three-month period in the prior year consisting of $12.3 million in earnings before income tax, offset by income tax of $2.7 million.

Net earnings from discontinued operations, net of tax, for the nine months ended December 31, 2025, was $8.9 million consisting of $12.3 million in earnings before tax, offset by $3.4 million in income tax expense. Our earnings from discontinued operations before tax for the nine months ended December 31, 2025 include a $4.4 million gain from the sale of our domestic financing business and a $2.3 million loss to settle a legal matter related to our discontinued operations. We had net earnings from discontinued operations, net of tax, of $24.2 million for the same nine-month period in the prior year consisting of $32.6 million in earnings before income tax, offset by $8.4 million in income tax expense.

Net earnings: Due to the aforementioned reasons, net earnings for the three months ended December 31, 2025, were $35.1 million, an increase of $11.0 million, as compared to $24.1 million for the same three-month period in the prior year.

Due to the aforementioned reasons, net earnings for the nine months ended December 31, 2025, were $107.6 million, an increase of $24.8 million, as compared to $82.8 million for the same nine-month period in the prior year.

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

SEGMENT RESULTS OF OPERATIONS

The three and nine months ended December 31, 2025, compared to the three and nine months ended December 31, 2024

The results of operations for our segments were as follows (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Financial metrics
Net sales:
Product segment	$501,827	$379,472	$1,507,736	$1,226,397
Professional services segment	64,065	69,497	212,138	168,676
Managed services segment	48,778	44,150	140,775	126,827
Total reportable segments	614,670	493,119	1,860,649	1,521,900
Other	104	102	266	345
Total	$614,774	$493,221	$1,860,915	$1,522,245

Gross Profit:
Product segment	$119,321	$84,046	$344,816	$271,910
Professional services segment	25,121	27,841	82,446	68,879
Managed services segment	14,151	13,160	41,638	38,333
Total reportable segments	158,593	125,047	468,900	379,122
Other	61	31	94	132
Total	$158,654	$125,078	$468,994	$379,254

Gross margin:
Product segment	23.8%	22.1%	22.9%	22.2%
Professional services segment	39.2%	40.1%	38.9%	40.8%
Managed services segment	29.0%	29.8%	29.6%	30.2%
Total	25.8%	25.4%	25.2%	24.9%

Net sales by customer end market:
Telecom, media & entertainment	$176,405	$126,201	$538,156	$352,624
Technology	89,368	71,293	241,664	235,387
Healthcare	81,460	58,670	238,036	212,185
Financial services	66,104	46,217	176,683	130,701
SLED	59,946	71,412	237,754	261,195
Retail	34,394	33,785	106,427	67,754
All others	106,993	85,541	321,929	262,054
Total reportable segments	$614,670	$493,119	$1,860,649	$1,521,900

Net sales by type:
Networking	230,886	181,367	707,244	602,883
Cloud	175,352	116,864	510,618	375,431
Security	61,055	53,919	188,051	143,133
Collaboration	13,418	8,391	41,733	47,278
Other	21,116	18,931	60,090	57,672
Total products segment	$501,827	$379,472	$1,507,736	$1,226,397
Professional services segment	64,065	69,497	212,138	168,676
Managed services segment	48,778	44,150	140,775	126,827
Total reportable segments	$614,670	$493,119	$1,860,649	$1,521,900

Net sales:

Product segment sales for the three months ended December 31, 2025, increased compared to the same three-month period in the prior year, due to increases in revenue from networking, cloud, security, and collaboration products. Product segment sales for the nine months ended December 31, 2025, increased compared to the same nine-month period in the prior year, due to increases in revenue from networking, cloud, and security products, offset by a decline in collaboration products. These increases were driven by the timing of purchases by existing customers, which are determined by their buying cycles and the timing of specific IT-related initiatives. Contributing to the increase, the proportion of our sales that were sales of third-party maintenance and subscriptions that are recognized on a net basis decreased for both the three and nine months ended December 31, 2025, compared to the same periods in the prior year.

Professional services segment sales for the three months ended December 31, 2025, decreased compared to the same three-month period in the prior year, primarily due to decreases in revenues from project services and staff augmentation, offset by increases in consulting revenue. Professional services segment sales for the nine months ended December 31, 2025, increased compared to the same nine-month period in the prior year, primarily due to increases in revenues attributable to the acquisition of Bailiwick.

Managed services segment sales for the three and nine months ended December 31, 2025, increased compared to the same three- and nine-month periods in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support and cloud services.

Gross profit margin:

Product segment margin for the three and nine months ended December 31, 2025, increased by 170 basis points and 70 basis points, respectively, from the same three- and nine-month periods in the prior year due to a shift in product mix and vendor incentives, offset by a decrease in the proportion of our sales that were sales of third-party maintenance and subscriptions which are recorded on a net basis. Vendor incentives earned as a percentage of sales for the three and nine months ended December 31, 2025 increased by 140 basis points and 50 basis points, respectively, which had a positive effect on gross margin, as compared to the same three- and nine-month periods in the prior year.

Professional services segment margin for the three and nine months ended December 31, 2025, decreased by 90 basis points and 190 basis points, respectively, from the same three- and nine-month periods in the prior year primarily due to our acquisition of Bailiwick whose services have a lower gross margin due to the use of a higher proportion of third parties for delivery than our organic professional services.

Managed services segment margin for the three and nine months ended December 31, 2025, decreased by 80 basis points and 60 basis points, respectively, from the same three- and nine-month periods in the prior year, mainly driven by a decrease in gross margin from our managed services offerings due to increased third party costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY OVERVIEW

We finance our operations through funds generated from operations and through borrowings. We use those funds to meet our capital requirements, which primarily consist of working capital for operational needs, capital expenditures, mergers and acquisitions, and the repurchase of shares of our common stock.

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

CASH FLOWS

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2025, and 2024 (in thousands):

	Nine months ended December 31,
	2025	2024
Net cash provided by (used in) operating activities of continuing operations	$(223,414)	$186,645
Net cash provided by (used in) operating activities of discontinued operations	2,229	(45,447)
Net cash provided by (used in) operating activities	(221,185)	141,198

Net cash used in investing activities of continuing operations	(3,200)	(128,338)
Net cash provided by investing activities of discontinued operations	156,681	1,024
Net cash provided by (used in) investing activities	153,481	(127,314)

Net cash provided by (used in) financing activities of continuing operations	9,784	(21,491)
Net cash provided by (used in) financing activities of discontinued operations	(6,417)	8,065
Net cash provided by (used in) financing activities	3,367	(13,426)

Effect of exchange rate changes on cash	1,253	(405)

Net increase (decrease) in cash and cash equivalents	$(63,084)	$53

Cash flows from operating activities: During the nine months ended December 31, 2025, we used $223.4 million through operating activities of continuing operations primarily due to an increase in our accounts receivable and inventories, partially offset by net earnings. During the nine months ended December 31, 2024, we provided $186.6 million through operating activities of continuing operations primarily due to net earnings and decreases in our accounts receivable and inventories, partially offset by a decrease in our accounts payable.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle for our business segments as of December 31, 2025, and December 31, 2024:

	December 31, 2025	December 31, 2024
(DSO) Days sales outstanding (1)	63	62
(DIO) Days inventory outstanding (2)	22	13
(DPO) Days payable outstanding (3)	(44)	(43)
Cash conversion cycle	41	32

(1)
Represents the rolling three-month average of the balance of accounts receivable-trade, net at the end of the period divided by gross billings for the same three-month period.

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

Our cash conversion cycle increased to 41 days as of December 31, 2025, as compared to 32 days as of December 31, 2024. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased 1 day to 63 days as of December 31, 2025, compared to 62 days as of December 31, 2024, reflecting higher sales to customers with terms less than or equal to net 60 days. Our DIO increased to 22 days as of December 31, 2025, compared to 13 days as of December 31, 2024, due to longer customer delivery schedules. Our DPO increased by 1 day to 44 days as of December 31, 2025, as compared to December 31, 2024. We pay invoices, processed through our WFCDF Credit Facility from our accounts payable-floor plan balance or paid directly from our accounts payable-trade balances typically within 45 to 60 days from the invoice date.

Cash flows related to investing activities: During the nine months ended December 31, 2025, we used $3.2 million through investing activities of continuing operations consisting primarily of purchases of property and equipment. We also provided $156.7 million through investing activities of discontinued operations, consisting primarily of cash proceeds from our sale of HoldCo of $180.1 million less cash transferred with the HoldCo entities of $23.4 million. During the nine months ended December 31, 2024, we used $128.3 million through investing activities of continuing operations consisting of $124.9 million for the acquisition of Bailiwick, and $3.4 million for purchases of property and equipment.

Cash flows from financing activities: During the nine months ended December 31, 2025, we provided $9.8 million through financing activities of continuing operations. We had cash outflows of $24.3 million to repurchase outstanding shares of our common stock and $13.1 million paid for dividends. These cash outflows were partially offset by cash inflows of $43.6 million in net borrowing on our floor plan facility and $3.6 million in proceeds from the issuance of common stock to employees under our employee stock purchase plan.

During the nine months ended December 31, 2024, we used $21.5 million through financing activities of continuing operations. We had cash outflows of $33.5 million to repurchase outstanding shares of our common stock and $2.3 million paid in connection with our purchase of certain assets of Peak Resources, Inc. based on adjustments to the determination of total net assets received from our January 2024 acquisition of that company. These cash outflows were partially offset by cash inflows of $10.6 million in net borrowings on the floor plan component of our credit facility and $3.6 million in proceeds from the issuance of common stock to employees under our employee stock purchase plan.

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

As of December 31, 2025, and March 31, 2025, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $133.2 million and $89.5 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: We did not have any activity on our revolving credit facility during the three months ended December 31, 2025, and 2024. As of December 31, 2025, and March 31, 2025, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both December 31, 2025, and March 31, 2025.

DIVIDENDS

A summary of fiscal year-to-date dividend activity for our common stock is as follows:

Dividend amount	Declaration date	Record date	Payment date
$0.25	August 7, 2025	August 26, 2025	September 17, 2025
$0.25	November 6, 2025	November 25, 2025	December 17, 2025

On February 4, 2026, we announced that our Board of Directors declared a quarterly dividend. The quarterly cash dividend of $0.25 per common share will be paid on March 18, 2026, to shareholders of record as of the close of business on February 24, 2026.

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

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes. As of December 31, 2025, we were not involved in any unconsolidated special purpose entity transactions.

ADEQUACY OF CAPITAL RESOURCES

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. In addition, we may selectively enter into merger and acquisition transactions with other companies that have attractive customer relationships, skilled sales and/or engineering forces, and/or other attributes that may be complementary to our business or are aligned with our long-term strategy. We may also open facilities in new geographic areas, which may require a significant investment of cash. We may also acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future mergers and acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not expect our WFCDF Credit Facility will be terminated by WFCDF or us.

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

Item 4.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended December 31, 2025.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2025 through October 31, 2025	125,000	$72.65	125,000	1,315,000
November 1, 2025 through November 30, 2025	59,900	$83.80	59,900	1,255,100
December 1, 2025 through December 31, 2025	28,000	$89.51	28,000	1,227,100
Total	212,900		212,900

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

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), except the following Rule 10b5-1 trading arrangements adopted that are intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Adoption date	Duration (1)	Aggregate number of common shares to be sold
Elaine Marion	Chief Financial Officer	November 18, 2025	February 17, 2026-December 31, 2026	20,000
Darren Raiguel	Chief Operating Officer	November 10, 2025	February 9, 2026-December 31, 2026	20,000
Erica Stoecker	Corporate Secretary, General Counsel, & Chief Compliance Officer	November 16, 2025	February 15, 2026-August 28, 2026	1,000

1.
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

Exhibit 10.1 is a management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of March 26, 2024. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 28, 2024).

10.1	Form of Management Employment Agreement, effective as of November 24, 2025.

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: February 4, 2026	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 4, 2026	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)