Form 10-K
period 2026-03-31
EPLUS INC
filed 2026-05-28
CIK 1022408

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

Large accelerated filer ☒	Accelerated filer 
Non-accelerated filer 	Smaller reporting company 
Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of ePlus, computed by reference to the closing price at which the stock was sold as of September 30, 2025, was $1,849,899,831. The outstanding number of shares of common stock of ePlus as of May 25, 2026, was 26,151,583.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Portions of the Company's definitive Proxy Statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Company's fiscal year end to which this report relates.

2

CAUTIONARY LANGUAGE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such forward-looking statements are not based on historical fact but are based upon numerous assumptions about future conditions that may not occur. Given their forward-looking nature, these statements involve substantial risks, uncertainties and potentially inaccurate assumptions. Forward-looking statements are generally identifiable by the use of forward-looking words such as “may,” “should,” “would,” “intend,” “estimate,” “will,” “potential,” “possible,” “could,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “project,” and similar expressions or by using future dates. Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made based upon information that is currently available or management’s current expectations and beliefs concerning future developments and their potential effects upon us, speak only as of the date hereof, and are subject to certain risks and uncertainties. We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we later become aware. Actual events, transactions and results may materially differ from the anticipated events, transactions, or results described in such statements. Our ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the matters set forth below:

●
financial losses resulting from national and international political instability fostering uncertainty and volatility in the global economy including changes in interest rates, tariffs, inflation, export requirements applicable to products we sell, sanctions and exposure to foreign currency rate changes;
●
supply chain issues, including a shortage of IT component parts and products, and our vendors’ rapid and unpredictable price fluctuations relating thereto, or a customer’s or vendor’s cancellation of orders such as for, but not limited to, memory chips. These issues may increase our and the customer’s costs, decrease gross profit, cause a delay in fulfilling or inability to fulfill customer orders, increase our need for working capital, delay the completion of professional services, or require the purchase of IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;
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
●
increases to our costs including wages and our ability to increase our prices to our customers as a result, or negative financial impacts due to the pricing arrangements we have with our customers;
●
reliance on third parties to perform some of our service obligations to our customers, and the reliance on a small number of key vendors in our supply chain with whom we do not have long-term supply agreements, guaranteed price agreements, or assurance of stock availability;
●
the possibility of a reduction of vendor incentives provided to us;
●
our inability to identify merger and acquisition candidates, perform sufficient due diligence prior to completing mergers and acquisitions, successfully complete merger and acquisition transactions (including on favorable terms), successfully integrate a completed merger and/or acquisition, identify an opportunity for, or successfully complete, a business disposition, or achieve the operational and financial results we anticipate after a disposition (such as from completing the sale of our domestic financing business);

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
●
inadequate design or maintenance of our IT platforms for internal use or solutions we offer to our customers or our inability to effectively and timely capitalize on the opportunities made available by the adoption of AI and not having adequate or competent IT personnel to support our business;
●
cybersecurity attacks that have occurred while employees work remotely and our ability to adequately train our personnel to prevent a cyber event;
●
exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or response to, legislation and regulatory matters;
●
our service agreements that may require external audits and any deficiencies identified in such audit reports could negatively affect our client engagements, and our professional and liability insurance policies coverage may be insufficient to cover a claim;
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
●
our ability to predictably meet expectations of the investor and analyst community, including relative to our financial performance guidance that we provide, including based on the continuation of dividends and share repurchases;
●
our ability to implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies following mergers and acquisitions; and
●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our intellectual property or allegations that we are infringing upon any third-party intellectual property, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I

ITEM 1.
BUSINESS

Our Business

ePlus inc. (“we,” “our,” “us,” or “ePlus”) is a leading provider of technology solutions across the IT spectrum spanning AI, cloud, data center, security, networking, and collaboration, to domestic and foreign organizations across all industry segments. We operate through our product, professional services, and managed services segments. We have been in business since 1990.

Our Solutions

Our solutions are comprised of world class leading technologies from partners such as Amazon Web Services (“AWS”), Arista Networks, Check Point, Cisco Systems, Citrix, CrowdStrike, Dell, Everpure, F5 Networks, Foresite, Fortinet, Gigamon, HPE, Lenovo, Microsoft, NetApp, Nutanix, NVIDIA, Oracle, Palo Alto Networks, Proficio, Rubrik, SentinelOne, Varonis, VMware by Broadcom, Zoom, and many others.

Our solutions leverage a broad range of professional, consultative, and managed services, across the technology spectrum. We possess top-level engineering certifications with a broad range of leading IT technologies that enable us to offer multi-vendor IT solutions that are optimized for each of our customers’ specific requirements. We are skilled in AI, orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization, edge computing, consumption licensing models, and other advanced and emerging technologies.

Our scale and financial resources enable us to continue investing in engineering and technology resources to stay at the forefront of technology trends. Our proprietary hosted software solutions give our customers more control over their IT supply chain through automating and optimizing the procurement and management of their owned, leased, and consumption-based assets. These solutions have expanded to include private marketplace experiences for our customers such as AWS Marketplace, Azure Marketplace, and Google Cloud Marketplace.

Our Customers

We serve 4,200 customers that are primarily middle market to large enterprises and state and local government institutions, including state and local education (“SLED”) institutions, across diverse customer end markets. For the year ended March 31, 2026, the percentage of revenue by customer end market within our business includes 30% for telecommunications, media and entertainment, 13% for SLED, 13% for healthcare, 12% for technology, 10% for financial services, and 6% for retail. Sales to Verizon Communications Inc. represented 24%, 17%, and 19% of our net sales and 17%, 12%, and 13% of gross billings for the years ended March 31, 2026, 2025, and 2024, respectively. We sell to customers in the United States (“US”), which account for most of our sales, and to customers in select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

Our Competition

The market for IT solutions is highly competitive, subject to macro-economic cycles, and the entry of new competitors. Additionally, the market is subject to disruption from consolidation of existing market participants that will create larger competitors, by the introduction of disruptive technologies, and by other activities of industry participants. We expect to continue to compete in all areas of our business against local, regional, national, and international firms, including vendors, consulting firms, international, national, and regional resellers, and service providers. Some of our competitors are direct marketers with little value-add and sell products as commodities, which can place downward pressure on product pricing. In addition, many vendors may sell directly to our customers, and our continued ability to compete effectively may be affected by the strategies and business practices of such vendors. Also, some distributors have or are creating entities which can resell directly to customers and hold SLED contracts. Some vendors are building and launching their own adoption and managed services to better ensure customer satisfaction and retainment. We face indirect competition from potential customers’ reluctance to move away from legacy systems, processes, and solutions providers. As IT consumption shifts from IT personnel and legacy infrastructure to line-of-business based outcomes using off-premise, on-demand, and cloud solutions, the legacy resale model has continued to shift from an upfront sale to a recurring revenue model.

Our Offerings

We provide a range of IT products and advanced professional and managed services to help our customers improve productivity, profitability, and revenue growth while reducing operating costs. We believe that our customers view technology purchases as integrated solutions, rather than discrete product and service categories, and most of our sales are derived from integrated solutions involving our customers’ data center, cloud, AI, network, security, and collaboration infrastructure. We hold various technical and IT product sales-related certifications from leading vendors and software publishers, which authorizes us to market their products and enables us to provide advanced professional and managed services. We actively engage with emerging vendors to offer their technologies to our customers, including understanding new technologies and obtaining training and certifications as needed by our employees. Our flexible platform and customizable catalogs facilitate the addition of new vendors’ products with minimal incremental effort. Our business segments provide the following products and services:

Product segment:

●
IT sales includes sales of third-party hardware, perpetual and subscription software, maintenance, software assurance, and services.

Managed services segment:

●
Managed services for infrastructure and cloud proactively monitor and manage a broad range of technologies on-premises and in-the-cloud with services such as Managed Services for Azure, Managed Webex Calling, Managed Webex Contact Center, Managed Zoom Phone, Managed Zoom Contact Center, unified communications, video-enabled workspaces, compute, storage, network infrastructure (on-prem, cloud, and SASE), firewall management, endpoint protection, and Managed Power Protection to ensure support of a broad cross-section of technologies spanning multiple vendor solutions. These solutions are built in a flexible subscription model for customers to monitor, manage, and maximize business critical technologies—including cloud, security, data center, mobility, and collaboration based on an ITIL Framework backed with System and Organization Controls 1 Type 2 and System and Organization Controls 2 Type 2 attestations.

●
Enhanced Maintenance Support (“EMS”) or ePlus Lifecycle-Services Support (“ELSS”) simplifies our customers’ support experience with single-call support for multi-vendor environments. We provide around-the clock, 24/7, level 1, 2, and 3 support to our customers from our dedicated engineers and our certified bench of experts 365 days a year. Our services are certified by leading vendors. Various vendors solutions we use are e-Bonded or Smart-Bonded, providing bi-directional ticket synchronization to facilitate expedient resolution and a custom executive dashboard provides related lifecycle data to the customer for all contracted assets.

●
Service desk provides outsourced functions including, but not limited to, server and desktop account management, Microsoft Office support, printer and peripheral support, as well as tailored run book adherence to ensure support of  third party applications.  IT Service Management (“ITSM”) integration options, e-bonding, enables our optimized response to our varying customers’ business demands while minimizing overhead.

●
Storage-as-a-Service is a solution powered by Everpure Evergreen//One and NetApp Keystone that provides customers with on-premises storage in a consumption-based model with on-demand burst capacity, backed by Service Level Agreements (SLAs), and ePlus expert EMS. This solution allows customers to consume storage in a cloud-like model in their data center addressing planned and/or unforeseen capacity needs resulting from ongoing cloud migrations and other parallel IT projects. Our assigned Technical Account Managers ensure a customer’s optimal usage of resources, provide valuable capacity planning foresight, and maximize transparency via associated reporting and analytics.

●
Azure Recover provides Cloud Disaster Recovery with automated monthly recovery testing and annual full failover testing. This offering focuses on delivering confidence to our customers in their ability to rapidly recover when incidents such as ransomware occur.

●
Cloud Managed Services are focused on helping our customers consume public cloud in a way that reduces time-to-market for new applications, lowers their ongoing cloud costs, and increases security. As a result of our managing day-to-day cloud management, our clients can focus on the applications that drive their business.

●
Managed Security Services help our customers strengthen their information security profile and risk with industry-leading tools, technology, and expertise often at a fraction of the cost of in-house security resources. Services include Security Operations Center (“SOC”), Vulnerability Management, Managed Detection and Response (MDR), Security Platform Management (“Network and Endpoint”) and Incident Response (“IR”). ePlus Security Orchestration provides tailored and proactive insights to security-related usage and findings on a regular basis, aggregating data into actionable go-forward customer recommendations to enhance or improve a customer’s overall security posture.

●
Advanced Support Services for AI Infrastructure helps customer organizations manage the complex infrastructure required to support modern AI workloads. As the only partner in North America with both NVIDIA® DGX SuperPOD™ Specialization and DGX-Ready Managed Services Provider status, we are able to leverage proven platforms like NVIDIA DGX BasePOD, HGX platforms, and NVIDIA AI Enterprise to accelerate our customer’s AI development and deployment while reducing their downtime.

Professional services segment:

●
Professional services provide services to our customers in the spaces of cloud infrastructure, unified communications, collaboration, networking, storage, hyper-converged infrastructure, virtual desktop infrastructure, and AI and emerging technologies. We offer our customers architecture, deployment, and configuration services, software adoption services, training services and assessments. Additionally, we offer our customers professional services in the spaces of digital signage, EV charging solutions, loss prevention and security, and retail store openings, remodels, and closings.

●
Staff augmentation services provide customers with flexible headcount options, which may range from service desk to infrastructure to software developer skills. Staff augmentation allows customers to access talent, fill specific technology skill gaps, or provide short-term or long-term IT professional help, which also includes services used to complement existing personnel and build three-to-five-year IT strategy roadmaps, such as Virtual Chief Information Officer (“vCIO”) and Virtual Chief Information Security Officer (“vCISO”).

●
Project management services enhance our customers’ productivity and collaboration management and enable successful implementations and adoption of solutions for our customers.

●
Cloud consulting services is a team of architects and consultants focused on assessing customer workloads for the cloud, assisting with the selection of the appropriate cloud solution, design and build of cloud platforms, application modernization and migration, automation, and ongoing management and optimization of cloud platforms.

●
AI advisory services support our clients on their journey from AI Curious to AI Ready, and eventually AI Mature. Our featured offerings are the AI Envisioning Workshop, AI Use Case Development Workshop, and our ePlus AI POC Accelerator. Our security consulting offerings help build and evolve our AI and Data Governance initiatives.

●
Consulting services help our customers strategize ways to ensure their business fully and efficiently utilizes cutting-edge technology offerings to achieve desired outcomes. By leveraging our extensive portfolio of Consulting Services, our customers are well-positioned to gain technology-driven insight and guidance to make smarter decisions, improve efficiencies, maximize their return on technology investments, and gain actionable intelligence.

●
Security solutions help safeguard our customers’ business and information assets, including:

o
Governance, Risk, and Compliance (“GRC”) services help ensure our customers are meeting their governance and compliance requirements by leveraging regulatory frameworks, industry best practices, and supporting controls, thereby allowing customers to effectively identify, assess, and mitigate their business risk.

o
Technology Introduction and Deployment services help our customers rapidly adopt and integrate key security controls and embrace efficiencies across technology types like network, endpoint, application and AI, data, and cloud.

o
Security Operations Modernization services assist our customers in evolving aged operational processes to take increased advantage of modern detection and response technology platforms leveraging automation and AI which equate to decreased time for our customers to detect and respond to emerging threats to their business.

●
Collaboration solutions deliver significant value to our customers by enhancing communication, increasing productivity, facilitating remote and hybrid work, and improving customer interactions and engagement. We have three focus areas:
o
Unified Communications design and implementation services improve our customers’ employee experiences by consolidating tools like voice, video and messaging into a single, integrated platform. This streamlines workflows, enhances collaboration among teams and ultimately boosts productivity while reducing costs associated with managing disparate systems.
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
o
Audio/Visual (“AV”) design and installation services help our customer organizations modernize their workplace to improve collaboration and engagement. Whether for presentations, video conferencing, digital signage, or immersive environments, our services transform our customers’ workspaces with a goal of maximizing the effectiveness of communication and information sharing.

●
Warehouse, configuration, and logistic services provide a complete, turn-key solution for a customer’s entire IT environment, regardless of complexity or vendor.

o
Configuration and Integration Services delivered from our configuration centers strategically distributed throughout the United States consolidate individual components from multiple vendors into a single solution, fully functional upon arrival for faster return on investment (“ROI”) and time to market.
o
Asset Lifecycle Management Services provide the real-time visibility our customers need to manage, measure, and govern their IT assets as well as IT asset disposition/management, data destruction, and end-of-life recycling.
o
The ePlus Customer Innovation Center incorporates configuration and deployment capabilities, a technology demonstration lab, briefing center, and a vast warehouse providing technology and logistics fulfillment services to our customers around the world. In addition, the ePlus AI Experience Center allows customers to explore AI technologies in our data center facilities intentionally designed for our customers’ AI-optimized infrastructure.

Our Sales and Marketing

We focus our sales and marketing efforts on becoming the primary provider of IT solutions for each of our customers. We actively seek to acquire new account relationships through personal relationships, electronic commerce, leveraging our relationships with vendors, and targeted demand-generation activities to increase awareness of our solutions. We undertake direct marketing and leverage digital marketing and social media campaigns to target certain markets in conjunction with our primary vendors, who may provide financial reimbursement, outsourced services, and personnel to assist us in these efforts.

Our sales representatives are compensated by a combination of salary and commission, with commission becoming the primary component of compensation as the sales representatives gain experience. We market to different areas within a customer’s organization, including business units as well as the IT department, lines of business, or finance department, depending on the solutions.

As of March 31, 2026, our sales force consisted of 705 sales, marketing and sales support personnel organized regionally across the US, UK, and India.

Our Intellectual Property Rights

Our success depends in part upon proprietary business methodologies and technologies that we have licensed and modified. Although we believe the protection afforded by our patents, copyrights, trademarks, contractual rights and trade secrets have value, the rapidly changing technology in the IT industry and uncertainties in the domestic and international legal process is inherently unpredictable and there is no assurance that we will prevail in challenges to our intellectual property rights.

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

Additionally, we have trademarks in the US, the UK and the EU. We intend to use and protect these and our other marks, including common-law marks, as we deem necessary. We also have over 10 registered copyrights, in addition to unregistered copyrights in our website content, software, marketing and other written materials.

We do not maintain a traditional research and development group, but we work closely with computer product vendors and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use. For example, we recognize AI as a transformational force and anticipate that AI will significantly impact and evolve our product and service offerings and the business operations of our customers that we advise and support.

Our Financial and Risk Management Activities

Inventory Management: We purchase inventory at our customers’ request to order products, usually from a purchase order from our customer. In addition, we have drop-shipment arrangements with many of our vendors and distributors, which permit us to offer products to our customers without taking physical delivery of the equipment. Using the distribution systems available, we frequently sell products that are shipped from the vendors or distributors directly to our customers’ locations, which assists us in reducing inventory and minimizing shipping costs. For the year ended March 31, 2026, our three largest distributors, Ingram Micro, Arrow Electronics, and TD SYNNEX, collectively accounted for over 30% of our purchases related to our product segment net sales.

Risk Management and Process Controls: We use and maintain a disciplined credit approval processes. We have an executive management review process and other internal controls to evaluate transactions’ potential risk. We manage our risk by using conservative credit quality analysis and periodic monitoring of our customer’s financial results or through third-party risk evaluation tools; monitoring our customer accounts receivable balances and payment history; proactively pursuing delinquent accounts; ensuring we have appropriate contractual terms and conditions; perfecting security interests when practicable; requiring prepayment or deposits if indicated; performing fraud checks for new accounts; and evaluating general economic as well as industry specific trends. Our systems automatically decrease trade credit lines based on assigned risk ratings.

Our Human Capital

Our employees are a critical resource for us, and their collective dedication and talent enable us to be a trusted advisor to our customers.

As of March 31, 2026, we employed a total of 2,148 employees, including 2,094 in the US, 29 in India, and 25 in the UK. We believe we have a good relationship with our employees, with twenty percent of our employee base having a tenure of ten or more years. None of our employees are represented by a labor union.

Our Culture

We are an equal opportunity employer, dedicated to fostering, cultivating, and preserving a culture that enables inclusion and makes our employees feel comfortable bringing their full, unique selves to work. This includes providing a workplace that is free of unlawful harassment or discrimination. Through our policies, our training, and the everyday actions of our leadership, we expect our employees to treat each other, our customers, and all our business partners with respect and equality for all persons consistent with our “Be Safe, Be Smart, and Be Kind” motto.

Corporate social responsibility is also an important part of our culture, and we focus efforts around supporting the communities in which we live and work. These efforts include participating in One Tree Planted, Habitat for Humanity, Tech in Pink (which raises money to support the Breast Cancer Research Foundation), the National Marrow Donor Program and many other regionally based charity events. Since 2017, we have sponsored GRIT: Girls Re-Imagining Tomorrow® with Cisco Systems. GRIT introduces diverse groups of middle school girls to technology-focused career possibilities, with an emphasis on cybersecurity and AI. Students have opportunities to learn about the many possibilities in technology-focused companies and participate in hands-on technology-focused learning with top industry representatives and community mentors. Our 2026 GRIT program includes more than 125 students from eight schools across the country. Since its inception, GRIT has graduated nearly 625 participants. In addition, all employees receive eight hours of paid leave to engage in qualified volunteer activities.

Functional Areas of our Employee Base

The functional areas of our employees are as follows:

	As of March 31,
	2026	2025	Change
Sales and marketing	705	697	8
Professional and managed services	1,079	1,093	(14)
Administration	358	355	3
Executive management	6	6	-
Total	2,148	2,151	(3)

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

Training and Development

As our employees are a crucial resource to us, we invest in their ongoing professional development. Our education program provides financial support for employees who want to participate in undergraduate and graduate studies, continuing education, skill building including technical certifications, and other professional enrichment related to their position with ePlus. All employees are expected to and supported in remaining current in the knowledge areas relevant to their position.

We recognize our employees’ successes in many ways. We award top performers in our sales and services departments with awards and gifts, including a “President’s Club” trip. We also promote employee engagement and recognition through our ePlus Recognition platform where employees can announce and/or thank other employees for their efforts and receive awards. In addition, we recognize support staff with our annual Executive Choice Awards, and we recognize employees who perform an exceptional act of community service with our CEO Degrees of Excellence award. In addition, we have developed career paths for most functional areas to illustrate the many career paths within ePlus.

SECURITIES AND EXCHANGE COMMISSION (“SEC”) REPORTS

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, filed with or furnished to the SEC, are available free of charge through our internet website, www.eplus.com, as soon as reasonably practical after we have electronically filed such material with, or furnished it to, the SEC. The SEC maintains an internet site that contains reports, proxy statements, and other information regarding companies and persons that file electronically with the SEC at www.sec.gov. The contents on or accessible through these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Many factors could adversely affect our business, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business prospects, results of operations and cash flows in future periods to differ materially from those currently expected or desired. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations and cash flows.

Risks Specific to our Business

If one or more of our large volume customers significantly reduces purchasing from us or there is a material change in profitability of sales to our customers, our results of operations may be affected.

The contracts for the provision of products and services from us to our customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. A material adverse effect on our business, financial position, results of operations and cash flows could result from one or more such customers’ failing to pay amounts due to us, reducing or ceasing to purchase from us, or if we experience a material adverse change in the profitability of sales to our customers. On March 31, 2026, and March 31, 2025, our accounts receivable-trade balance included a concentration of approximately 36% and 17% of invoices due from Verizon Communications Inc., respectively.

We may fail to innovate, develop, or sell new solutions which align with changing market and customer demand, and we may fail to provide our services to a professional standard, and we face substantial competition from other companies, including certain larger, well-established companies.

As a provider of a comprehensive set of technology solutions, which involves the offering of bundled solutions consisting of direct IT sales, and professional and managed services, we expect to encounter some of the challenges, risks, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include our ability to increase the total number of users of our services and adapt to meet changes in our markets, particularly our ability to develop, deploy and monetize AI enabled solutions. Our personnel must continually stay current with vendor and marketplace technology advancements, develop solutions which may integrate evolving and multiple vendor products and services, as well as services and solutions we provide, to meet changing marketplace and customer demand. Further, we may provide customized solutions and services that are solely reliant on our own marketing, design, and fulfillment services, and we may lack the skills, systems, or personnel to execute. Our failure to innovate and provide bespoke value to our customers may erode our competitive position, market share and lead to reduced revenue and financial performance.

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

In all our markets, some of our competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements such as generative AI. Many current competitors may have, and potential competitors may have, greater name recognition, greater financial, technical, research and development or other resources than we do. As compared to us, our current and potential competitors may engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, adopt more aggressive pricing and credit policies, have broader distribution and established relationships with vendors and end customers, and have greater ability to leverage their sales efforts across a broader portfolio of products.

We may be required to make substantial additional investments in research, development, marketing, and sales in order to respond to competition, and we cannot assure you that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

We compete with local, regional, national, and international firms, including other direct marketers; national and regional resellers; cloud marketplace competitors; hyperscale cloud providers; and regional, national, and international service providers. In addition, we face competition from vendors or distributors, which may choose to market products directly to end-users, rather than through channel partners such as our company which could adversely affect our future sales. Many competitors compete principally based on price and may have lower costs or accept lower selling prices than we do and, therefore, our gross margins may not be maintainable. Online marketplace competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces.

We rely on a small number of key vendors and third parties, and do not have long-term supply or guaranteed price agreements or assurance of inventory availability from our vendors.

A substantial portion of our revenue depends on a small number of key vendors. Products manufactured by Cisco Systems represented approximately 29%, 32%, and 44% of net sales for the years ended March 31, 2026, 2025, and 2024, respectively. Products manufactured by NetApp, Hewlett Packard Enterprise, Juniper Networks, Dell, and Arista Networks, collectively represented approximately 23% to 28% of net sales for the last three years. We may also be adversely affected by consolidation among our vendors.

Manufacturing interruptions or delays, including as a result of changes to or the addition of trade laws, duties or tariffs, political or social unrest, energy market disruption, scarcity and price volatility of critical minerals and other materials, international conflicts, financial instability or bankruptcy of vendors, currency translation losses, significant labor disputes such as strikes, natural disasters, pandemics, other public health crises, or other adverse events affecting any aspect of our vendors’ business, could disrupt our supply chain. We are experiencing product constraints due to increased demand for high performing computing components driven by AI workloads. In addition, we may experience product constraints due to the unavailability of raw materials or components, delays in shipping, failure of vendors to accurately forecast customer demand or to manufacture or otherwise obtain sufficient quantities of product or component parts to meet customer demand, among other reasons. If we experience significant supply chain disruptions, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased inventory levels, delay the completion of related services, a loss of sales and a loss of customers adversely impacting our financial condition and results of operations. In addition, we may be at risk for customers’ cancelling orders due to delays and we may not be able to cancel our corresponding order with the vendor. If we are unable to mitigate these disruptions, our financial results may be adversely impacted.

As we do not stock inventory that is not related to an order we have received from our customers, we depend upon the supply of products available from our vendors to fulfill orders from our customers on a timely basis. Supply chain issues, including a shortage of IT products and available services, may increase prices and affect demand by our customers.

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

If third parties or our employees are able to maliciously penetrate our network security or otherwise misappropriate our customers’ information or employees’ personal information, or other information for which our customers may be responsible and for which we agree to be responsible in connection with service contracts into which we may enter, or if we give third parties or our employees improper access to certain information, we could be subject to liability. This liability could include claims for unauthorized access to devices on our network; unauthorized access to our customers’ or vendors’ networks, hardware, applications, data, devices, or software; unauthorized purchases with credit card information; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of our privacy and data security practices. Any such liability could decrease our profitability. We could incur additional expenses when new laws or regulations regarding the use, safeguarding, or privacy of information are enacted or interpreted if governmental agencies require us to substantially modify our privacy or security practices. We could fail to comply with international and domestic data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

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

While the Board and management engage in regular succession planning discussions, the loss of senior leaders or the failure to successfully implement a succession plan, particularly for the Chief Executive Officer, could adversely affect our ability to execute strategies and manage operations. In addition, changes in our Board of Directors (“Board”) could impact our business including formulation, alignment or execution of strategy or appropriate oversight as tasked by our Board.

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

Any financial losses of our customers that inhibit their ability to pay us may have an adverse impact on our operating results and financial condition.

Our customers may experience financial losses and may be unable to pay us for their purchases or multi-year agreements (such as maintenance or software subscription agreements) or repayment may be extended by our customers or us. Economic slowdowns or recessions could lead to our customers’ financial losses and may adversely affect our business, results of operations and cash flows.

We may experience a reduction in incentives offered to us and earned by us from our vendors that would affect our earnings.

We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, shared support programs, and shared marketing expense programs. These programs are usually of finite terms and may not be renewed or may be discontinued or changed in ways that adversely affect us. Vendor funding is used to offset inventory costs, costs of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of purchases, growth rate of purchases, marketing programs and shared support programs. Supply chain constraints may affect our ability to meet purchase requirements and may affect our and our vendors’ ability to engage in marketing programs. We may not be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, a significant delay in receiving, or the inability to collect such incentives, particularly related to incentive programs with our largest vendors, could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to identify acquisition candidates, or perform sufficient due diligence prior to completing an acquisition, or fail to successfully integrate a completed acquisition, or identify an opportunity for or successfully complete an asset disposition, our earnings may be affected.

Mergers and acquisitions are significant factors in our growth strategy. If we fail to identify businesses available for purchase or at an acceptable valuation, our growth strategy may be negatively affected and, as such, may negatively affect our results of operations. Additionally, if we fail to identify an opportunity or successfully complete an intended asset disposition at a fair valuation or successfully operationally transition the asset, our operations or earnings may be negatively affected. After disposition of an asset, we may fail to make the appropriate strategic decisions relating to the investment of proceeds from the disposition or we may fail to properly protect ourselves from liabilities arising from the disposition.

Our ability to successfully integrate the operations we acquire, reduce costs, or leverage these operations to generate revenue and earnings growth, could significantly impact future revenue and earnings. Integrating acquired operations is a significant challenge. Integration may divert management’s attention from other business concerns, and there is no assurance that we will be able to complete the integrations successfully. Failure to successfully integrate acquired operations may adversely affect our cost structure thereby reducing our earnings and return on investment. In addition, we may fail to perform adequate due diligence and acquire entities with unknown liabilities, fraud, cultural, data security, or business environment issues, or that may not have adequate internal controls.

If we acquire a company that does not fit culturally, strategically, or in some other fashion, the acquisition may not produce the expected results or may negatively affect our reputation, which may negatively affect our business, results of operations, or cash flows. The unpredictability of the economy, product constraints, and inflation will also make it difficult to properly value or anticipate the future success of acquisition targets and impact our overall growth strategy.

The terms of our WFCDF Credit Facility or loss thereof may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our business, primarily through our subsidiary ePlus Technology, inc., finances its operations with funds generated from operations, and with a credit facility with Wells Fargo Commercial Distribution Finance, LLC, and its agents (“WFCDF”). This facility provides short-term capital for certain of our business entities. There are two components of the WFCDF credit facility (collectively, the “WFCDF Credit Facility”): (1) a floor plan facility and (2) a revolving credit facility. As of March 31, 2026, the facility agreement had an aggregate limit of the two components of $500 million, together with a sublimit for the revolving credit facility component for up to $200 million.

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

Legal, social, ethical, and accuracy issues relating to the use of new and evolving technologies (such as AI) in our hardware, software, and service offerings, as well as in our internal platforms, may result in incorrect decisions, reputational harm and legal liability. The hardware, software, and services we offer increasingly utilize AI, and, as with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. If we use, enable, or offer AI solutions that cause damage to systems or data or draw controversy due to their perceived or actual impact on individuals, entities, or society, we may experience brand or reputational harm, competitive harm, or legal liability. Increased focus and potential government regulation in the space of AI ethics and efficacy may also increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm, or legal liability. Failure by us or others in our industry to address AI ethical and legal issues could undermine public confidence in AI and slow adoption of AI in our products and services.

Additionally, the development, adoption and use of AI is growing, and ineffective or inadequate AI development or deployment practices by us or our vendors could result in unintended consequences. AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies.

We may not have adequately designed or maintained our IT platforms for internal use or solutions we offer to our customers or have adequate or competent IT personnel to support our business, or we may have inadequate training and technology safeguards to prevent a cyber event.

We depend heavily upon the accuracy and reliability of our IT, telecommunication, cybersecurity, and other platforms which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. We must continually maintain, secure, and improve our systems. We may not properly select or implement software which may result in the lack of data integrity within or between systems, increase our costs or impair our control environment or may lead to other negative impacts on our business or results. We may need to implement new software, or update existing software and processes, to be compliant with rapidly evolving regulations, including data privacy laws, which may incur costs and impact data integrity. As we increasingly rely on cloud-based enterprise applications to support critical business functions, our operational performance depends in part on the availability, reliability, and proper integration of these externally hosted systems. The protections we have in place address a variety of threats to our information technology systems, both internal and external, including human error. Inadequate security practices or design of our IT systems, or IT systems from third parties which we utilize, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage our reputation and disrupt our business. Inadequate design or interruption of our information systems, telecommunications systems or power failures could have a material adverse effect on our business, our reputation, financial condition, cash flows, or results of operations. The current product constraints may increase our costs or cause a delay in purchasing IT products needed to support our internal infrastructure or operations, resulting in an impact on our technology operations and availability of our IT systems, which could result in an adverse effect on our operations and financial results.

We are increasingly utilizing AI in our business, including interactions with our employees, customers, and vendors and in the hardware, software, and services we consume, and we also plan to further invest resources to embed AI capabilities throughout our operations and enterprise to drive scale and efficiency. As with many innovations, AI presents risks and challenges that could affect its adoption and usage, and therefore our business. If we are unable to effectively and timely capitalize on the opportunities made available by the adoption of AI to drive our scale and efficiency, our business, results of operations, or cash flows could be adversely impacted. Further, the responsible development and deployment of AI requires ongoing investment in research, development and governance, which could adversely affect our results of operations or cash flows.

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

We have configuration centers, warehouses, and data centers in the US, as well as through third-party providers in the UK and Netherlands. The configuration centers and warehouses contain inventory owned by us and our customers and serve as distribution centers for orders we do not dropship directly to the customer. We perform services in these facilities such as product configuration and other professional services, and warehouse and logistics services. If the configuration centers or surrounding infrastructure were to be seriously damaged or disrupted by a natural disaster or other adverse event, including disruption related to political or social unrest, we could utilize another distribution center or third-party distributors to ship products to our customers. However, this may not be sufficient to avoid interruptions in our service, or the loss of inventory at that location may prevent us from meeting all the needs of our customers and may cause us to incur incremental operating costs. Also, we rely on energy and internet access in these facilities. Any disruption to the energy market could result in increased energy costs to run the facilities and transport our products and any disruption in internet services to these locations could interrupt services conducted in the facilities. In addition, we operate facilities which may contain both business-critical data and confidential information of our customers and third parties, such as data center co-locations and hosted solution partners. A natural disaster or other adverse event at locations such as these or third-party provider locations could negatively impact our business, results of operations or cash flows.

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

If market and economic conditions deteriorate, this could increase the likelihood that we will need to record impairment charges to the extent the carrying value of our goodwill exceeds the fair value of our overall business. Such impairment charges could materially adversely affect our net earnings during the period in which the impairment is realized. As of March 31, 2026, we had a carrying value of goodwill and other intangible assets of $202.9 million and $61.3 million, respectively.

Actual or anticipated epidemics, pandemics, outbreaks, or other public health crises may adversely affect our customers’ and vendors’ financial condition and the operations of our business.

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

We may not achieve the operational and financial results that we anticipated after completing the sale of our financing business.

Our operational and financial profile has changed as a result of completing the sale of our financing business to Marlin Leasing Corporation (d/b/a PEAC Solutions) on June 30, 2025 pursuant to the Membership Interest Purchase Agreement. As a result, our diversification of revenue sources will be reduced, and our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of our business being concentrated solely as a provider of technology solutions through our product, professional services, and managed services segments. The anticipated benefits to us from the sale of the financing business are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumption could result in some or all of the anticipated benefits not being realized and adversely affecting our business, results of operations or financial condition. Further, our ability to receive the additional Contingent Consideration (as defined in Note 16, “Fair Value Measurements”) contemplated by the Membership Interest Purchase Agreement is based on the post-Closing performance of the HoldCo Group, as operated by PEAC Solutions, and, as a result, we may not receive some or all of the Contingent Consideration as we currently expect.

Risks Related to the Economy and our Industry

General economic weakness may harm our operating results and financial condition.

Our results of operations are largely dependent upon the state of the economy. Global and domestic economic weakness, economic recession, trade wars or trade disruption, energy market disruption, inflation, rising costs and interest rates, and other economic uncertainties may result in increased expenses or decreased sales, gross margin, earnings, and/or growth rates from our US-based customers and from customers outside the US. Actions taken by central banks to counter inflation or weakness in the global banking industry, sustained uncertainty about global political conditions, the downgrade of the US debt rating, periods of intense diplomatic or armed conflict, government spending cuts and the impact of new laws, regulations, or government policies (including the introduction of new or increased taxes, the imposition of minimum taxes or new or increased limitations on deductions, credits or other tax benefits), or a tightening of credit markets, or rising interest rates, could cause our customers and potential customers to postpone, reduce or stop spending on technology products or services which could have a material adverse effect on our business, results of operations or cash flows.

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

Further, new technology offerings and developments may disrupt the provision of our services and could adversely affect us. For example, the increase in demand for servers, chips and equipment to support the surge in AI usage, has created an industry wide shortage in the availability of memory and computer storage at an enterprise level, which may impact our ability to deliver these solutions if we do not identify opportunities when needed to reclaim sufficient memory capacity.

In addition, if we are unable to keep up with changes in technology and new hardware, software, and service offerings––for example, by not providing the appropriate training to our account managers, sales technology specialists and engineers to enable them to effectively sell and deliver such new offerings to customers––our business, results of operations or cash flows could be adversely affected.

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

Cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the procurement of products and alter or reduce services from us. Changes in the IT industry may also affect the demand for our advanced professional and managed services. These ‘as a service’ offerings in many cases are recorded on a net basis which results in a reduction of net sales and an increase in gross margin, or on a ratable basis. Over the past several years, we have seen a significant increase in gross billings recorded on a net basis and a ratable basis due to the industry shift to ‘as a service’ offerings. We have invested a significant amount of capital in our strategy to provide certain products and services, and this strategy may adversely impact our financial position due to competition or changes in the industry or improper focus or selection of the products and services we decide to offer. If we fail to react in a timely manner to such changes, such as generative AI or insufficient memory capacity, our results of operations may be adversely affected. Our sales can be dependent on demand for specific product categories, and any change in demand for, or supply of, such products could have a material adverse effect on our results of operations.

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

Our contracts may not protect us against the risks inherent in our business including, but not limited to, rapid price increases and resulting order cancellations, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, data security and privacy, and financing activities. Also, we face pressure from our customers for competitive pricing and contract terms. In addition, order cancellations by our customers may result from product constraints, or other economic concerns. While we may mitigate risk through our contracts, if orders are cancelled by our customers, we may have an increased risk of dispute resulting in non-payment. Such disputes may be complicated by novel legal arguments relating to contract enforceability, such as the application of force majeure, impossibility or impracticability of performance, and frustration of purpose.

We also are subject to audits by various vendors and customers, including government agencies, relating to purchases, sales, data privacy and compliance under various contracts. In addition, we are subject to indemnification claims under various contracts.

Failure to comply with our public-sector contracts or applicable laws and regulations could result in, among other things, termination, fines or other liabilities, and changes in procurement regulations could adversely impact our business.

Revenues in our public sector are derived from sales to SLED customers, through various contracts and open market sales of products and services. Sales to SLED customers are highly regulated and SLED customer purchases are subject to availability of funds from taxation, grants, or other sources including the federal government. Noncompliance with contract provisions, government procurement regulations, or other applicable laws or regulations could result in civil, criminal, and administrative liability, including substantial monetary fines or damages, termination of SLED sector customer contracts, and suspension, debarment, or ineligibility from doing business with the government and other customers in the SLED sector. Contracts in the SLED sector are generally terminable at any time for convenience of the contracting agency or upon default and are subject to audits. In addition, most contracts require successfully bidding and award of the contract. These bid processes can be complex and require extensive review of terms and conditions and data compilation. Multiple bidders may win a product category, which creates aggressive competition even after contract award. We are currently experiencing rapid price increases by vendors, and our SLED contracts may not allow us to pass these increases to our SLED customers. The effect of any of these possible actions could adversely affect our business, results of operations or cash flows. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could have a negative effect on our business, results of operations, or cash flows.

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
•        our failure to achieve our financial guidance estimates;
•        significant variations in our quarterly results of operations;
•        analysts maintaining coverage of our common stock;
•        downgrades by any securities analysts who follow our common stock;
•        future sales of our common stock by our officers, directors, and significant stockholders;
•        market conditions or trends in our industry or the economy as a whole including market expectations of changing interest rates;
•        the inability to conclude that our internal controls over financial reporting are effective;
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

There can be no assurance that we will continue to declare and pay dividends to our common stockholders.

Any determination to declare dividends for holders of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, market conditions, tax considerations and other factors our Board deems relevant. There can be no assurance that we will continue to declare and issue dividends for holders of our common stock and, therefore, the future realization of a gain on our stockholders’ investment will depend entirely on the appreciation of the price of our common stock and/or share repurchases, which may never occur.

There can be no assurance that we will continue to repurchase any of our common stock under our share repurchase program.

Any determination to repurchase shares of our common stock in the future will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, market conditions, tax considerations and other factors our Board deems relevant. There can be no assurance that we will continue to repurchase shares of our common stock and, therefore, the future realization of a gain on our stockholders’ investment will depend entirely on the appreciation of the price of our common stock and/or dividends, which may never occur.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.
CYBERSECURITY

We believe that cybersecurity and business resilience are critical to advancing our corporate vision and enabling our digital transformation efforts. As a technology services provider, we are faced with a multitude of diverse cybersecurity threats that range from common attacks such as ransomware, denial of service, and social engineering to more advanced attacks leveraging sophisticated AI-enabled tools from nation-state actors that might target our ecosystem through our specific company industry verticals. Any such cybersecurity threats could affect our customers, vendors, service providers, subcontractors and/or employees, and a cybersecurity threat to us or any of these entities could materially and adversely affect our business strategy, financial condition, performance, our brand and our results of operations.

We have a dedicated team of information security professionals (our “information security team”) who lead our enterprise-wide cybersecurity strategy, which includes risk management, cyber defense, systems security, security monitoring and other related functions. This team is overseen by our Senior Director of Information Security (“SDIS”) who reports to our Chief Information Officer (“CIO”). The SDIS has over 25 years of experience in the field of cybersecurity and is responsible for our overall information security and systems resilience strategy, security engineering and operations, cyber threat detection and response, and related policy recommendations. In addition, our SDIS has a significant background in general information technology and program management. Our information security team manages our robust enterprise security structure, which is designed to prevent cybersecurity incidents, while simultaneously increasing our technology resilience to minimize the associated business impact of cybersecurity threats. Core to our information security team’s structure is our security incident response team, which is responsible for the protection, detection, global threat level monitoring, and overall response/countermeasure capabilities in defense of our corporate resources and assets. Furthermore, we believe strongly in a supportive and collaborative culture of security, whereby all of our employees maintain a role in our corporate cybersecurity posture, including but not limited to their required participation in periodic training and risk management exercises throughout the year.

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

Additionally, we engage third-party firms to conduct routine external and internal penetration testing of our information systems to emulate the common tactics and techniques of cyber threat actors, and we have developed processes to remediate identified vulnerabilities across a wide range of severities. We have policies and procedures to oversee and identify the cybersecurity risks associated with our use of certain third-party service providers. These policies and procedures include onboarding risk assessments prior to commencing a customer engagement and, as appropriate based on identified risk, may include either cybersecurity-related contractual terms and/or periodic risk assessments throughout the life cycle of the third-party relationship. We maintain cybersecurity insurance coverage that we believe is appropriate for the size and complexity of our business to cover certain costs related to the remediation of cybersecurity incidents.

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

ITEM 2.
PROPERTIES

As of March 31, 2026, we leased a total of 497 thousand square feet of office and warehouse space across 22 properties, primarily in the US, that are used across all our business segments. Our leases expire at varied dates over the next 10 years. On April 1, 2026, we signed an 8-year lease for a new headquarters in Herndon, Virginia. We have certain employees that work at customer sites, their homes, or other locations. Additionally, we utilize coworking spaces in certain cities.

We do not anticipate any difficulty in retaining occupancy through lease renewals, month-to-month occupancy, or replacing leased properties with equivalent properties. We believe that suitable additional or substitute leased properties will be available as required.

ITEM 3.
LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please refer to Note 11, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.
MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “PLUS.”

As of May 7, 2026, there were 270 stockholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

On May 28, 2026, we announced that our Board declared a quarterly dividend. The quarterly cash dividend of $0.27 per common share will be paid on June 30, 2026, to stockholders of record as of the close of business on June 17, 2026.

The payment of any future dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board deems relevant.

For additional information on our cash resources and needs, and restrictions on our ability to pay dividends, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Purchases of Our Common Stock

The following table provides information regarding our purchases of our common stock during the three months ended March 31, 2026. Please refer to Note 13, “Stockholders’ Equity” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2026 through January 31, 2026	-	$-	-	1,227,100
February 1, 2026 through February 28, 2026	-	$-	-	1,227,100
March 1, 2026 through March 31, 2026	90,000	$76.45	90,000	1,137,100
Total	90,000		90,000

(1)
All shares were acquired in open-market purchases.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased as of the end of the month after repurchases during the month. On August 7, 2025, our Board authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025.

Performance Graph

The information contained in this Cumulative Total Shareholder Return section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below matches ePlus inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the S&P 600 Information Technology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2021 to March 31, 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ePlus inc., the NASDAQ Composite Index
and the S&P 600 Information Technology Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/21
3/22
3/23
3/24
3/25
3/26
ePlus inc.
NASDAQ Composite
S&P 600 Information Technology

*$100 invested on 3/31/21 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025	March 31, 2026
ePlus inc.	$100	$112.53	$98.43	$157.65	$122.50	$152.48
NASDAQ Composite	100	108.06	93.71	126.58	134.65	169.11
S&P 600 Information Technology	100	102.49	97.24	103.09	89.09	134.07

ITEM 6.
[RESERVED]

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations (the “financial review”) of ePlus is intended to help investors understand our company and our operations. The financial review is provided as a supplement to, and should be read in conjunction with, the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. Unless specifically stated, all discussions below reflect continuing operations for all periods presented.

We have revised our results to reflect the correction of certain misstatements in previously issued financial statements for fiscal years ended March 31, 2024 and March 31, 2025, which we determined are not material either individually or in aggregate. Please refer to Note 2, “Revision of Previously Issued Consolidated Financial Statements” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Description

We are a leading information technology (“IT”) solutions provider in the areas of artificial intelligence (“AI”), cloud, data center, security, networking and collaboration. Leveraging our engineering talent, we assess, plan, deliver, and secure solutions comprised of leading technologies aligned with our customers’ needs. Our expertise and experience enable us to craft optimized solutions for our customers that take advantage of the cost, scale, and efficiency of private, public and hybrid cloud services in an evolving IT market.

We deliver integrated solutions that address our customers’ IT business needs, leveraging the appropriate technologies, both on-premises and in the cloud. Our approach is to lead with advisory consulting, to understand our customers’ needs, and then design, deploy, and manage IT solutions aligned to their objectives. We are skilled in orchestration and automation, application modernization, DevSecOps, zero-trust architectures, data management, data visualization, analytics, network modernization including high-end optical networking, edge computing and other advanced and IT emerging technologies. These solutions are comprised of class-leading technologies from our commercial partners.

AI continues to be a transformative force and a demand driver, particularly for our core products. Across industries, our customers are using AI to enhance their decision making, automate tasks, and drive both growth and efficiency. Through assessments, bespoke workshops and labs and consulting engagements, we deliver actionable outcomes for our customer organizations by using IT and consulting solutions to enhance their decision making, automate tasks and drive business agility and innovation.

As part of our solutions, we provide consulting, professional services, managed services, IT staff augmentation, and complete lifecycle management services in the areas of security, cloud, networking, collaboration, and emerging technologies. Further, we offer professional services to our customers in the spaces of digital signage, electric vehicle (“EV”) charging solutions, loss prevention and security, retail store openings, remodels, and closings.

We are a reseller for thousands of vendors, which enables us to provide our customers with new and evolving IT solutions. We possess top-level IT engineering certifications with a broad range of leading IT vendors that enable us to offer IT solutions that are optimized for each of our customers’ specific requirements.

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

On June 30, 2025, we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its U.S. subsidiaries, we sold our domestic financing business that comprised most of our financing business segment, which is a business that finances information technology equipment, software and related services for customers. We continue to own the international entities in the financing business. This divestiture positions us to focus on being a technology solutions provider and represents a strategic shift in our operations. As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our audited consolidated balance sheets for all periods, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations. In our audited consolidated statements of operations for all periods, we present the operating results of our domestic financing business in earnings from discontinued operations. After the Sale Transaction, our remaining three reportable segments are product, professional services, and managed services, which we formerly referred to collectively as our technology business. Please refer to Note 5, “Discontinued Operations” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Business Trends

We believe the following key factors may impact our business performance and our ability to achieve business results:

●
General economic conditions including changes in law and policy by the US government, inflation, tariffs, export requirements, sanctions, changing interest rates, staffing shortages, remote work trends, geopolitical concerns and changes in US government spending and contracting practices may impact our customers’ willingness to spend on IT and services.

●
There is a worldwide shortage of memory chips due to the demand for AI-ready products, which is also causing rapid price increases across many IT products. Like others, we may experience ongoing supply constraints for memory chips that may affect lead times for delivery of products, our having to carry more inventory for longer periods, costs of products for us and our customers, vendor return and cancellation policies, and our ability to meet customer demands. We continue to work closely with our vendors to mitigate disruptions outside our control. Despite these actions, we believe extended lead times and price increases will likely persist for at least the next few quarters.

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

●
The IT industry continues to shift from upfront, product-based purchasing toward subscription and consumption-based (“ratable”) models, driven by increased adoption of cloud computing, software-as-a-service (“SaaS”), and as-a-service infrastructure offerings. This transition is changing customer buying behavior, elongating revenue recognition periods and increasing revenues recognized on a net basis, and increasing the importance of recurring revenue streams, while also placing greater emphasis on lifecycle management, financing capabilities, and vendor-aligned service delivery.

Key Business Metrics

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit, gross margin, operating income, net earnings, and net earnings per common share, in each case based on information prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share - diluted.

We also use a variety of operating and other information to evaluate the operating performance of our business, develop financial forecasts, make strategic decisions, and prepare and approve our annual budgets. We use gross billings as an operational metric to assess the volume of transactions or market share for our product, professional services, and managed services segments, as well as to understand changes in our accounts receivable and accounts payable balances and our statement of cash flows. We believe our gross billings metric will aid investors in the same manner to evaluate our business.

These key indicators include financial information that is prepared in accordance with US GAAP and presented in our consolidated financial statements, as well as non-GAAP and operational performance measurement tools. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance or financial position that either excludes or includes amounts that are correspondingly not normally excluded or included in the most directly comparable measure calculated and presented in accordance with US GAAP. Our use of non-GAAP information as an analytical tool has limitations and should not be considered in isolation or as a substitute for analysis of our financial results reported under GAAP, as these measures used by management may differ from similar measures used by other companies, even when similar terms are used to identify such measures.

We use Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: net earnings from continuing operations and Non-GAAP: net earnings from continuing operations per common share - diluted as supplemental measures of our performance to gain insight into our operating performance and performance trends. We believe that these measures provide management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance. Accordingly, we believe that such non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results. Please see footnotes (1) and (2) of the tables below for more information.

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Year ended March 31,
	2026	2025	2024
Financial metrics
Net sales	$2,442,549	$2,000,168	$2,178,249

Gross profit	$616,081	$512,120	$511,742
Gross margin	25.2%	25.6%	23.5%

Selling, general, and administrative	$423,393	$386,681	$355,556
Depreciation and amortization	26,543	25,753	20,951
Interest and financing costs	-	-	1,429
Operating expenses	$449,936	$412,434	$377,936

Operating income	$166,145	$99,686	$133,806
Operating income margin	6.8%	5.0%	6.1%

Net earnings from continuing operations	$124,120	$76,439	$97,327
Net earnings from continuing operations margin	5.1%	3.8%	4.5%
Net earnings from continuing operations per common share - diluted	$4.71	$2.87	$3.64

Net earnings from discontinued operations, net of tax	$8,516	$28,137	$20,655
Net earnings	$132,636	$104,576	$117,982

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$142,069	$93,978	$113,713
Non-GAAP: Net earnings from continuing operations per common share - diluted (1)	$5.39	$3.53	$4.24

Adjusted EBITDA (2)	$204,822	$137,013	$165,657
Adjusted EBITDA margin (2)	8.4%	6.9%	7.6%

Operational metrics
Gross billings (3)
Networking	$1,152,117	$929,708	$1,172,274
Cloud	1,016,717	865,855	824,128
Security	841,523	683,597	625,392
Collaboration	109,460	120,369	120,960
Other	252,073	244,997	262,439
Product gross billings	3,371,890	2,844,526	3,005,193
Service gross billings	466,567	435,921	324,571
Total gross billings	$3,838,457	$3,280,447	$3,329,764

(1)
Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted are based on net earnings from continuing operations calculated in accordance with US GAAP, adjusted to exclude other (income) expense, net, share-based compensation, acquisition related expenses, acquisition related amortization expense, and the related tax effects.

We believe that the exclusion of other income and acquisition-related amortization expense in calculating Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in understanding and evaluating our operating results. We use Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of non-GAAP information as an analytical tool has limitations and should not be considered in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted, or similarly titled measures differently, which may reduce their usefulness as comparative measures. Our acquisition related expenses for the year ended March 31, 2025, are related to our acquisition of Bailiwick Services, LLC (“Bailiwick”).

The following table provides our calculation of Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Year ended March 31,
	2026	2025	2024
GAAP: Earnings from continuing operations before tax	$173,438	$106,124	$135,238
Share-based compensation	12,134	10,502	9,471
Acquisition related expenses	-	1,072	-
Acquisition related amortization expense	20,625	19,929	15,180
Other (income), net	(7,293)	(6,438)	(1,432)
Non-GAAP: Earnings from continuing operations before provision for income taxes	198,904	131,189	158,457

GAAP: Provision for income taxes	49,318	29,685	37,911
Share-based compensation	3,490	2,992	2,698
Acquisition related expenses	-	300	-
Acquisition related amortization expense	5,934	5,495	4,306
Other (income), net	(2,043)	(1,788)	(448)
Tax benefit on restricted stock	136	527	277
Non-GAAP: Provision for income taxes	56,835	37,211	44,744

Non-GAAP: Net earnings from continuing operations	$142,069	$93,978	$113,713

	Year ended March 31,
	2026	2025	2024
GAAP: Net earnings from continuing operations per common share - diluted	$4.71	$2.87	$3.64

Share-based compensation expense	0.33	0.28	0.25
Acquisition related expenses	-	0.03	-
Acquisition related amortization expense	0.56	0.54	0.40
Other (income), net	(0.20)	(0.17)	(0.04)
Tax (benefit) on restricted stock	(0.01)	(0.02)	(0.01)
Total non-GAAP adjustments - net of tax	0.68	0.66	0.60

Non-GAAP: Net earnings from continuing operations per common share - diluted	$5.39	$3.53	$4.24

(2)
We define Adjusted EBITDA as net earnings from continuing operations calculated in accordance with US GAAP, adjusted for the following: interest and financing costs, depreciation and amortization, share-based compensation, acquisition related expenses, provision for income taxes, interest and financing costs and other (income), net. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings from continuing operations, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We believe that the exclusion of other income in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in the understanding and evaluation of our operating results. We use Adjusted EBITDA as a supplemental measure of our performance to gain and provide insight into our operating performance and performance trends. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin, or similarly titled measures, differently which may reduce their usefulness as comparative measures.

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Year ended March 31,
	2026	2025	2024
GAAP: Net earnings from continuing operations	$124,120	$76,439	$97,327
Provision for income taxes	49,318	29,685	37,911
Share-based compensation	12,134	10,502	9,471
Depreciation and amortization	26,543	25,753	20,951
Acquisition related expenses	-	1,072	-
Interest and financing costs	-	-	1,429
Other (income), net	(7,293)	(6,438)	(1,432)
Non-GAAP: Adjusted EBITDA	$204,822	$137,013	$165,657

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns, credit memos, and sales or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

Results of Operations

The Year Ended March 31, 2026, Compared to the Year Ended March 31, 2025

Net sales: Net sales for the year ended March 31, 2026, increased $442.4 million compared to the prior fiscal year, due to increased net sales to customers in the telecom, media and entertainment, healthcare, technology, retail, and financial services industries, offset by decreased net sales to customers in the SLED industry. Our increase in sales was primarily driven by large enterprise customers. For further information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the year ended March 31, 2026, increased $104.0 million compared to the prior fiscal year due to increases in net sales in all three of our business segments. Overall, gross margin decreased 40 basis points year over year to 25.2%, primarily due to lower product margin led by a shift in product mix as well as a lower percentage of sales of third-party maintenance and subscriptions that are recognized on a net basis. Additionally, we had lower services margins. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the year ended March 31, 2026, increased $36.7 million, compared to the prior fiscal year.

Salaries and benefits, including variable compensation and share-based compensation for the year ended March 31, 2026, increased $33.2 million, compared to the prior fiscal year, primarily due to increases in variable compensation commensurate with the increase in our gross profit and secondarily due to additional salaries and benefits due to our acquisition of Bailiwick on August 19, 2024.

General and administrative expenses for the year ended March 31, 2026, increased $4.7 million as compared to the prior fiscal year, due to the addition of Bailiwick. In total, we had higher professional fees of $3.7 million, higher software, subscription, and maintenance fees of $1.4 million, and higher office rent of $0.7 million. These increases were partially offset by a decrease in acquisition-related expenses of $1.1 million incurred in the prior fiscal year related to the addition of Bailiwick that are not recurring in the current fiscal year.

Provision for credit losses for the year ended March 31, 2026, was $0.5 million as compared to $1.7 million for the prior fiscal year. Our lower provision for credit losses for the year ended March 31, 2026, was due to favorable changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for the year ended March 31, 2026, increased by $0.8 million compared to the prior fiscal year, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition.

Operating income: As a result of the foregoing, operating income for the year ended March 31, 2026, increased $66.5 million compared to the prior fiscal year, and operating margin increased by 180 basis points to 6.8%.

Other income, net: Other income for the year ended March 31, 2026, was $7.3 million, compared to $6.4 million for the prior fiscal year. Our increase in other income was primarily due to higher interest income and lower foreign exchange losses in the current fiscal year period compared to the prior fiscal year and earnings from our transition services agreement with PEAC Solutions, offset by $4.2 million in expense in the current fiscal year related to adjustments to our estimate of the fair value of contingent consideration due from PEAC Solutions relating to our sale of HoldCo. We had $11.4 million in interest income for the year ended March 31, 2026, compared to $7.8 million in the prior fiscal year. We had foreign exchange losses of $0.6 million for the year ended March 31, 2026, compared to losses of $1.2 million in the prior fiscal year.

Provision for income taxes: Our provision for income taxes was $49.3 million for the year ended March 31, 2026, as compared to $29.7 million in the prior fiscal year. Our effective tax rate for the year ended March 31, 2026, was 28.4%, compared with 28.0%, in the prior fiscal year. Our effective income tax rate for the year ended March 31, 2026, was higher compared to the prior fiscal year primarily due to higher state taxes and higher non-deductible executive compensation.

Net earnings from continuing operations: Net earnings from continuing operations for the year ended March 31, 2026, were $124.1 million, an increase of $47.7 million, as compared to $76.4 million in the prior fiscal year. The net earnings increase was due to the increase in operating profits, and an increase in other income, partially offset by an increase in provision for income taxes.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax, for the year ended March 31, 2026, was $8.5 million consisting of $11.8 million in earnings before tax, offset by $3.2 million in income tax expense. Our earnings from discontinued operations before tax for the year ended March 31, 2026 includes a $3.8 million gain from the sale of our domestic financing business in the Sale Transaction and $7.9 million in earnings before the Sale Transaction. Our earnings before the Sale Transaction includes a $2.3 million loss to settle a legal matter related to our discontinued operations. We had net earnings from discontinued operations, net of tax, of $28.1 million in the prior fiscal year, consisting of $38.0 million in earnings before income tax, offset by $9.9 million in income tax expense.

Net earnings: Due to the aforementioned reasons, net earnings for the year ended March 31, 2026, were $132.6 million, as compared to $104.6 million in the prior fiscal year.

The Year Ended March 31, 2025, Compared to the Year Ended March 31, 2024

Net sales: Net sales for the year ended March 31, 2025, decreased $178.1 million compared to the prior fiscal year, due to decreased net sales to customers in the telecom, media and entertainment, healthcare, and financial services industries, offset by increased net sales to customers in the technology and SLED industries. For additional information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the year ended March 31, 2025, increased $0.4 million compared to the prior fiscal year due to increases in professional and managed services that were partially offset by declines in product sales. Overall, gross margins were up by 210 basis points year over year to 25.6%, primarily due to higher product margins led by a shift in product mix towards sales of third-party maintenance and subscriptions that are recognized on a net basis, partially offset by lower services margins.

Selling, general, and administrative expenses: Selling, general, and administrative expenses for the year ended March 31, 2025, increased $31.1 million compared to the year ended March 31, 2024, mainly due to increases in salaries and benefits.

Salaries and benefits, including variable compensation for the year ended March 31, 2025, increased $22.9 million compared to the prior fiscal year, due to an increase in salaries and benefits, mainly driven by increased headcount, offset by a decrease in variable compensation. Our business had a total of 2,151 employees as of March 31, 2025, an increase of 299 from 1,852 employees as of March 31, 2024. We added 441 employees on August 19, 2024 from our acquisition of Bailiwick. In total, we increased the number of customer-facing employees by 272 employees as of March 31, 2025, compared to the year ended March 31, 2024. Our increase in customer-facing employees consists of an increase of 277 professional and managed services and technical support personnel, partially offset by a decrease of five (5) employees in sales and marketing personnel.

General and administrative expenses for the year ended March 31, 2025, increased $6.9 million as compared to the prior fiscal year. General and administrative expenses were higher mainly due to increases in software, subscription, and maintenance fees, warehouse and logistic fees, and office rent. Our increases in these categories for the year ended March 31, 2025, compared to the prior fiscal year, were partially due to our acquisition of Bailiwick in August 2024. Additionally, we incurred $1.1 million in acquisition related expenses due to our acquisition of Bailiwick during the year ended March 31, 2025.

Provision for credit losses for the year ended March 31, 2025, was $1.7 million, as compared to $0.4 million for the year ended March 31, 2024. Our higher provision for credit losses for the year ended March 31, 2025, was due to an increase in exposure to accounts with higher credit risk.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended March 31, 2025, increased compared to the year ended March 31, 2024, primarily due to amortization from intangible assets acquired in the Bailiwick acquisition during the year ended March 31, 2025.

Operating income: As a result of the foregoing, operating income for the year ended March 31, 2025, decreased $34.1 million compared to the prior fiscal year, and operating margin decreased from 6.1% to 5.0%.

Other income (expense), net: Other income for the year ended March 31, 2025, was $6.4 million, compared to $1.4 million, for the year ended March 31, 2024. Higher other income was driven by increased interest income offset by increased foreign exchange losses. We had $7.7 million in interest income for the year ended March 31, 2025, compared to $1.7 million in the prior fiscal year primarily due to our higher cash balances during the year. We had foreign exchange losses of $1.2 million for the year ended March 31, 2025, compared to a loss of $0.1 million in the prior fiscal year.

Provision for income taxes: Our provision for income tax expense for the years ended March 31, 2025, and 2024 was $29.7 million and $37.9 million, respectively. Our effective income tax rate for the years ended March 31, 2025, and 2024 was 28.0% for both years.

Net earnings from continuing operations: Net earnings from continuing operations for the year ended March 31, 2025, were $76.4 million, a decrease of $20.9 million, as compared to $97.3 million in the prior fiscal year. The net earnings decrease was due to the decrease in operating profits, offset by an increase in other income, driven by increased interest income, and a decrease in provision for income taxes.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax, for the year ended March 31, 2025, was $28.1 million, as compared to $20.7 million in the prior fiscal year. The net earnings increase was due to the increase in operating profits.

Net earnings
: Due to the aforementioned reasons, net earnings for the year ended March 31, 2025, were $104.6 million, a decrease of $13.4 million, as compared to $118.0 million in the prior fiscal year.

Segment Overview

Following the divestiture of our domestic financing business in the Sale Transaction, we organize our business into three reportable segments (which we formerly referred to collectively as the technology business):

●
Product segment: Our product segment consists of the sale of third-party hardware, third-party perpetual and subscription software, and third-party maintenance, software assurance, and other third-party services. The product segment also includes internet-based business-to-business supply chain management solutions for IT products. We endeavor to minimize the cost of sales in our product segment through incentive programs provided by vendors.

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

Segment Results of Operations

The Year Ended March 31, 2026, Compared to the Year Ended March 31, 2025

The results of operations for our segments were as follows (dollars in thousands):

	Year ended March 31,
	2026	2025	Change	Percent Change
Net sales
Product segment	$1,979,288	$1,599,369	$379,919	23.8%
Professional services segment	273,438	229,030	44,408	19.4%
Managed services segment	189,447	171,347	18,100	10.6%
Total reportable segments	2,442,173	1,999,746	442,427	22.1%
Other	376	422	(46)	(10.9)%
Total	$2,442,549	$2,000,168	$442,381	22.1%

Gross Profit
Product segment	$453,564	$370,153	$83,411	22.5%
Professional services segment	105,910	90,517	15,393	17.0%
Managed services segment	56,467	51,307	5,160	10.1%
Total reportable segments	615,941	511,977	103,964	20.3%
Other	140	143	(3)	(2.1)%
Total	$616,081	$512,120	$103,961	20.3%

Gross margin:
Product segment	22.9%	23.1%
Professional services segment	38.7%	39.5%
Managed services segment	29.8%	29.9%

Net sales by customer end market:
Telecom, media & entertainment	$720,616	$453,892	$266,724	58.8%
Healthcare	314,949	286,474	28,475	9.9%
SLED	308,681	333,371	(24,690)	(7.4)%
Technology	300,783	300,465	318	0.1%
Financial services	244,675	174,798	69,877	40.0%
Retail	136,415	103,185	33,230	32.2%
All others	416,054	347,561	68,493	19.7%
Total reportable segments	$2,442,173	$1,999,746	$442,427	22.1%

Net sales by type:
Networking	$933,818	$781,703	$152,115	19.5%
Cloud	668,471	509,774	158,697	31.1%
Security	239,731	191,872	47,859	24.9%
Collaboration	51,917	55,483	(3,566)	(6.4)%
Other	85,351	60,537	24,814	41.0%
Total products segment	1,979,288	1,599,369	379,919	23.8%
Professional services segment	273,438	229,030	44,408	19.4%
Managed services segment	189,447	171,347	18,100	10.6%
Total reportable segments	$2,442,173	$1,999,746	$442,427	22.1%

Net sales:

Product segment sales for the year ended March 31, 2026, increased compared to the prior fiscal year, due to increases in revenue from networking, cloud, and security products, offset by a decline in collaboration products. These increases were driven by the timing of purchases by existing customers, which are determined by their buying cycles and the timing of specific IT-related initiatives. Contributing to the increase, the proportion of our sales that were sales of third-party maintenance and subscriptions that are recognized on a net basis decreased for the year ended March 31, 2026, compared to the prior fiscal year.

Professional services segment sales for the year ended March 31, 2026, increased compared to the prior fiscal year, primarily due to increases in revenues attributable to the acquisition of Bailiwick.

Managed services segment sales for the year ended March 31, 2026, increased compared to the prior fiscal year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in cloud services and enhanced maintenance support.

Gross margin:

Product segment gross margin for the year ended March 31, 2026, decreased by 20 basis points, from the prior fiscal year due to a shift in product mix and a lower proportion of our sales that were sales of third-party maintenance and subscriptions which are recorded on a net basis, partially offset by an increase in vendor consideration. Vendor consideration earned as a percentage of sales for the year ended March 31, 2026 increased by 30 basis points.

Professional services segment gross margin for the year ended March 31, 2026, decreased by 80 basis points, from the prior fiscal year primarily due to our acquisition of Bailiwick whose services have a lower gross margin due to the use of a higher proportion of third parties for delivery than our organic professional services.

Managed services segment gross margin for the year ended March 31, 2026, decreased by 10 basis points, from the prior fiscal year, mainly driven by a decrease in gross margin from our managed services offerings due to increased third-party costs.

The Year Ended March 31, 2025, Compared to the Year Ended March 31, 2024

The results of operations for our segments were as follows (in thousands):

	Year ended March 31,
	2025	2024	Change	Percent Change
Net sales
Product segment	$1,599,369	$1,885,543	$(286,174)	(15.2)%
Professional services segment	229,030	154,549	74,481	48.2%
Managed services segment	171,347	137,528	33,819	24.6%
Total reportable segments	1,999,746	2,177,620	(177,874)	(8.2)%
Other	422	629	(207)	(32.9)%
Total	$2,000,168	$2,178,249	$(178,081)	(8.2)%

Gross Profit
Product segment	$370,153	$400,665	$(30,512)	(7.6)%
Professional services segment	90,517	68,194	22,323	32.7%
Managed services segment	51,307	42,667	8,640	20.2%
Total reportable segments	511,977	511,526	451	0.1%
Other	143	216	(73)	(33.8)%
Total	$512,120	$511,742	$378	0.1%

Gross margin:
Product segment	23.1%	21.2%
Professional services segment	39.5%	44.1%
Managed services segment	29.9%	31.0%

Net sales by customer end market:
Telecom, media & entertainment	$453,892	$547,525	$(93,633)	(17.1)%
SLED	333,371	329,617	3,754	1.1%
Technology	300,465	379,720	(79,255)	(20.9)%
Healthcare	286,474	278,893	7,581	2.7%
Financial services	174,798	243,630	(68,832)	(28.3)%
Retail	103,185	36,113	67,072	185.7%
All others	347,561	362,122	(14,561)	(4.0)%
Total reportable segments	$1,999,746	$2,177,620	$(177,874)	(8.2)%

Net sales by type:
Networking	$781,703	$1,005,679	$(223,976)	(22.3)%
Cloud	509,774	546,341	(36,567)	(6.7)%
Security	191,872	193,956	(2,084)	(1.1)%
Collaboration	55,483	65,714	(10,231)	(15.6)%
Other	60,537	73,853	(13,316)	(18.0)%
Total products segment	1,599,369	1,885,543	(286,174)	(15.2)%
Professional services segment	229,030	154,549	74,481	48.2%
Managed services segment	171,347	137,528	33,819	24.6%
Total reportable segments	$1,999,746	$2,177,620	$(177,874)	(8.2)%

Net sales:

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

Gross profit margin:

Product segment margin for the year ended March 31, 2025, increased by 190 basis points compared to the year ended March 31, 2024, due to a shift in product mix resulting in a higher proportion of sales of third-party maintenance and subscriptions which are recorded on a net basis partially offset by lower margins to certain enterprise customers. Vendor incentives earned as a percentage of product sales for the year ended March 31, 2025 increased by 10 basis points, which had a positive effect on gross margin, as compared to the prior year.

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

Liquidity and Capital Resources

Overview

We finance our operations through funds generated from operations and through borrowings. We use those funds to meet our capital requirements, which primarily consist of working capital for operational needs, capital expenditures, mergers and acquisitions, the issuance of dividends and repurchase of shares of our common stock.

We believe that cash on hand and funds generated from operations, together with available credit under our credit facility, will be sufficient to finance our working capital, capital expenditures, and other requirements for at least the next year.

Our ability to continue to expand, both organically and through acquisitions, is dependent upon our ability to generate enough cash flow from operations or from borrowing or other sources of financing as may be required. While at this time we do not anticipate requiring any additional sources of financing to fund our current operations, if demand for IT products declines, or if our supply of products is delayed or interrupted, our cash flows from operations may be substantially affected.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended March 31, 2026, and 2025 (in thousands):

	Year ended March 31,
	2026	2025
Net cash provided by (used in) operating activities of continuing operations	$(117,447)	$323,918
Net cash provided by (used in) operating activities of discontinued operations	1,216	(21,773)
Net cash provided by (used in) operating activities	(116,231)	302,145

Net cash (used in) investing activities of continuing operations	(4,355)	(130,190)
Net cash provided by investing activities of discontinued operations	164,165	1,323
Net cash provided by (used in) investing activities	159,810	(128,867)

Net cash (used in) financing activities of continuing operations	(16,519)	(61,186)
Net cash provided by (used in) financing activities of discontinued operations	(6,417)	23,610
Net cash (used in) financing activities	(22,936)	(37,576)

Effect of exchange rate changes on cash	751	652

Net increase in cash and cash equivalents	$21,394	$136,354

Cash flows from operating activities

During the year ended March 31, 2026, we used $117.4 million through operating activities of continuing operations primarily due to increases in accounts receivable and inventory and decreases in accounts payable, partially offset by net earnings. During the year ended March 31, 2026, we provided $1.2 million through operating activities of discontinued operations consisting primarily of earnings prior to the Sale Transaction, partially offset by legal fees related to the Sale Transaction and the payment of $2.3 million to settle a legal matter related to our discontinued operations. During the year ended March 31, 2025, we provided $323.9 million through operating activities of continuing operations primarily due to net earnings and decreases in accounts receivable and inventory, partially offset by increases in deferred costs.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle:

	As of March 31,
	2026	2025
(DSO) Days sales outstanding (1)	70	66
(DIO) Days inventory outstanding (2)	28	14
(DPO) Days payable outstanding (3)	(47)	(51)
Cash conversion cycle	51	29

(1)
Represents the rolling three-month average of the balance of trade accounts receivable-trade, net at the end of the period divided by Gross billings for the same three-month period.

(2)
Represents the rolling three-month average of the balance of inventory, net at the end of the period divided by the direct cost of products billed to our customers for the same three-month period.

(3)
Represents the rolling three-month average of the combined balance of accounts payable-trade and accounts payable-floor plan at the end of the period divided by the direct cost of products and services billed to our customers for the same three-month period.

Our standard payment term for customers is between 30 to 60 days; however, certain customer orders may be approved for extended payment terms. Our DSOs for the quarters ended March 31, 2026, and March 31, 2025 were greater than our standard payment terms primarily due to a significant proportion of sales in those quarters to customers with payment terms greater than or equal to net 60 days. Invoices processed through our credit facility, or the A/P-floor plan balance, are typically paid within 45-60 days from the invoice date, while A/P trade invoices are typically paid around 30 to 45 days from the invoice date.

Our cash conversion cycle increased to 51 days for March 31, 2026, compared to 29 days for March 31, 2025, as DSO increased by 4 days, DIO increased by 14 days, and DPO increased by 4 days from March 31, 2025, to March 31, 2026.

Cash flows related to investing activities

During the year ended March 31, 2026, we used $4.4 million through investing activities of continuing operations consisting primarily of purchases of property and equipment, offset by proceeds from sale of property and equipment. We also provided $164.2 million through investing activities of discontinued operations, consisting of initial net cash proceeds of $156.7 million received by us in connection with the closing of the Sale Transaction in June 2025 and $7.5 million that was received by us in March 2026 upon settlement of the final purchase price adjustment in the Sale Transaction. Our initial net cash proceeds of $156.7 million from the Sale Transaction consisted of cash proceeds of $180.1 million less cash transferred with HoldCo of $23.4 million.

During the year ended March 31, 2025, we used $130.2 million in investing activities of continuing operations, consisting of $124.9 million for the acquisition of Bailiwick and $5.3 million for purchases of property and equipment.

Cash flows from financing activities

During the year ended March 31, 2026, we used $16.5 million through financing activities of continuing operations. We had cash outflows of $30.6 million to repurchase outstanding shares of our common stock and $19.7 million paid out in dividends. These cash outflows were partially offset by cash inflows of $30.2 million in net borrowing on our floor plan facility and $3.6 million in proceeds from the issuance of common stock to employees under our employee stock purchase plan. During the year ended March 31, 2026, we used $6.4 million from financing activities of discontinued operations for the repayment of notes payable related to our discontinued operations.

During the year ended March 31, 2025, we used $61.2 million in financing activities of continuing operations, consisting of $46.9 million to repurchase outstanding shares of our common stock, $15.6 million repayments on the floor plan component of our WFCDF Credit Facility, and $2.3 million paid to the sellers of Peak Resources, Inc. (“Peak”) based on adjustments to a final determination of total net assets delivered in our January 2024 acquisition of Peak, partially offset by $3.6 million via the issuance of common stock to employees under an employee stock purchase plan.

Credit Facility

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through the WFCDF Credit Facility. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 10, “Credit Facility” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information concerning our WFCDF Credit Facility.

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

As of March 31, 2026, and March 31, 2025, we had a maximum credit limit, including the revolving credit facility, of $500.0 million, and an outstanding balance on the floor plan facility of $119.7 million and $89.5 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility

As of March 31, 2026, and March 31, 2025, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both March 31, 2026, and March 31, 2025.

Dividends

A summary of dividend activity for our common stock for the year ended March 31, 2026 is as follows:

Dividend amount	Declaration date	Record date	Payment date
$0.25	August 7, 2025	August 26, 2025	September 17, 2025
$0.25	November 6, 2025	November 25, 2025	December 17, 2025
$0.25	February 4, 2026	February 24, 2026	March 18, 2026

On May 28, 2026, we announced that our Board declared a quarterly dividend. The quarterly cash dividend of $0.27 per common share will be paid on June 30, 2026, to stockholders of record as of the close of business on June 17, 2026.

The payment of any future dividends will be at the discretion of our Board and will depend upon our results of operations, financial condition, business prospects, capital requirements, contractual restrictions (including in current or future agreements governing our indebtedness), restrictions imposed by applicable law, tax considerations and other factors that our Board deems relevant.

Performance Guarantees

In the normal course of business, we may provide certain customers with performance guarantees, which are generally backed by surety bonds. In general, we would only be liable for these guarantees in the event of default in the performance of our obligations. We believe we currently comply with the performance obligations under our service contracts for which there is a performance guarantee, and we believe that any liability incurred in connection with these guarantees would not have a material adverse effect on our consolidated statements of operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2026, and 2025, we were not involved in any such off-balance sheet arrangements.

Adequacy of Capital Resources

The continued implementation of our business strategy will require a significant investment in both resources and managerial focus. For example, we may selectively enter into merger and acquisition transactions with other companies that have attractive customer relationships, skilled sales and/or engineering forces, and/or other attributes that may be complementary to our business or are aligned with our long-term strategy. Specifically, we may acquire technology companies to expand and enhance our geographic footprint, or the platform of bundled solutions to provide additional functionality and value-added services. Further, we may also open facilities in new geographic areas, which may require a significant investment of cash. We may require additional capital due to increases in inventory to accommodate our customers’ IT installation schedules and delivery delays from product shortages to complete orders. These actions may result in increased working capital needs as the business expands. As a result, we may require additional financing to fund our strategy, implementation, potential future mergers and acquisitions, and working capital needs, which may include additional debt and equity financing. While the future is uncertain, we do not expect our WFCDF Credit Facility will be terminated by WFCDF or us.

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

Our quarterly results of operations are susceptible to fluctuations for several reasons, including, but not limited to currency fluctuations, reduction in IT spending by our customers and potential customers, shortages of products from our vendors, the timing and mix of specific transactions, the reduction of vendor incentive programs, and other factors.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Contractual Obligations

Our material contractual obligations primarily consist of lease liabilities. Please refer to Note 6, “Lessee Accounting” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the maturities of these obligations.

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

We provide ePlus professional services under both time and materials and fixed price contracts. When services are provided on a time and materials basis, we recognize sales at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, we recognize sales over time in proportion to our progress toward complete satisfaction of the performance obligation. Using this method requires us to determine the appropriate input or output method to measure progress. We most often measure progress based on costs incurred in proportion to total estimated costs, commonly referred to as the “cost-to-cost” method. When using this method, significant judgment may be required to estimate the total costs to complete the performance obligation. We typically recognize sales of ePlus managed services on a straight-line basis over the period services are provided.

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

VENDOR CONSIDERATION — We receive payments and credits from vendors, including consideration pursuant to volume incentive programs, and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific goals to achieve. We recognize the rebates pursuant to volume incentive programs, when the rebate is probable and reasonably estimable, based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in our progress towards earning the rebate. Should our actual performance be different from our estimates, we may be required to adjust our receivables.

ALLOWANCE FOR CREDIT LOSSES — We maintain an allowance for credit losses related to our accounts receivable and financing receivables. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off receivables when we deem them to be uncollectable. As of March 31, 2026, we estimated expected credit loss rates at rates comparable to March 31, 2025 across most asset pools.

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

Several foreign jurisdictions are implementing or considering a 15% minimum effective tax rate under the OECD's Global Anti-Base Erosion (“Pillar Two”) model rules. This applies to multinational companies with consolidated revenue above €750 million. Companies must calculate a combined effective tax rate for all entities in a jurisdiction, and if it is below 15%, a top-up tax is required. We qualified under the safe harbor provisions in jurisdictions that have implemented Pillar Two to date, therefore, no top-up tax applies.

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

Recent Accounting Pronouncements

Please refer to Note 3, “Recent Accounting Pronouncements” in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial position is exposed to a variety of risks, including foreign currency risk. Additionally, we have seen an increase in these risks and related uncertainties with increased volatility in the financial markets and inflation.

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

None.

ITEM 9A.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, or “disclosure controls”, as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting.

Based on the evaluation described above, our CEO and CFO concluded that disclosure controls and procedures as of March 31, 2026, were effective in ensuring information required to be disclosed in our SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of March 31, 2026.

Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management determined that, as of March 31, 2026, we maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.
OTHER INFORMATION

Insider Trading Arrangements

During the three months ended March 31, 2026, no director or executive officer of ePlus inc. adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(c) under the Exchange Act.

ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Except as set forth below, the information required by Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of our fiscal year.

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our directors may be found under the caption “Proposal 1 – Election of Directors” in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”). The information in the 2026 Proxy Statement set forth under the captions of “Corporate Governance – Code of Conduct” and “Board Committees” is incorporated herein by reference.

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

ITEM 11.
EXECUTIVE COMPENSATION

The information in the 2026 Proxy Statement set forth under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “2026 Executive Compensation,” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the 2026 Proxy Statement set forth under the caption “Corporate Governance - Related Person Transactions,” “Stock Ownership” and “Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the 2026 Proxy Statement set forth under the captions “Corporate Governance - Related Person Transactions” and “Corporate Governance - Independence of Our Board of Directors” is incorporated herein by reference.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the 2026 Proxy Statement set forth under the caption “Proposal 3 – Ratification of the Selection of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for our Fiscal Year Ending March 31, 2027” is incorporated herein by reference.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report and incorporated herein by reference.

(a)(2) Financial Statement Schedule

See "Financial Statement Schedule II - Valuation and Qualifying Accounts" on page S-1.

(a)(3) Exhibit List

Exhibits 10.2 through 10.20 and exhibit 97.1 are management contracts or compensatory plans or arrangements.

Exhibit No.	Exhibit Description
2.1	Membership Interest Purchase Agreement, dated June 20, 2025, by and among Marlin Leasing Corporation, ePlus inc., and Expo Holdings, LLC (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 23, 2025). *

3.1	ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023 (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of February 17, 2026 (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 17, 2026).

4.1	Specimen Certificate of Common Stock (Incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-11737) originally filed on September 11, 1996).

4.2	Description of ePlus inc.'s securities registered under Section 12 of the Securities Exchange Act of 1934 (Incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022).

10.1	Form of Indemnification Agreement entered into by and between ePlus and its directors and officers (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 23, 2016).

10.2	Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.3	Amendment #1, effective July 16, 2018, to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 18, 2018).

10.4	Amendment #2, effective November 14, 2019, to Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Mark P. Marron (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.5	Amended and Restated Employment Agreement effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended December 31, 2017).

10.6	Amendment #1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective September 6, 2017, by and between ePlus inc. and Elaine D. Marion (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.7	Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 9, 2018).

10.8	Amendment No. 1, effective November 14, 2019, to Amended and Restated Employment Agreement, effective May 7, 2018, by and between ePlus inc. and Darren S. Raiguel (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended December 31, 2019).

10.9	Form of Management Employment Agreement, effective as of November 24, 2025 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2025).

10.10	ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 16, 2024).

10.11	Amended and Restated ePlus inc. Cash Incentive Plan, effective April 1, 2025 (Incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025).

10.12	ePlus 2021 Employee Long-Term Incentive Plan (updated to reflect the stock split effected December 13, 2021) as amended (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2021).

10.13	ePlus inc. 2022 Employee Stock Purchase Plan (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2022).

10.14	Form of Restricted Stock Award Agreement (for awards granted to US employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.15	Form of Restricted Stock Award Agreement (for awards granted to UK employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.16	Form of Cash Performance Award Agreement (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 22, 2023).

10.17	Form of Performance Stock Unit Award Notice and Award Agreement (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 22, 2023).

10.18	Form of Performance Stock Unit Award Notice and Award Agreement for Performance Stock Unit awards granted on or after September 12, 2025 (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2025).

10.19	Form of Stock Agreement (for awards of stock in lieu of cash compensation granted to non-employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.20	Form of Restricted Stock Award Agreement (for awards of restricted stock granted to non- employee directors under and subject to the provisions of the ePlus inc. 2024 Non-Employee Director Long-Term Incentive Plan) (Incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2024).

10.21	First Amended and Restated Credit Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2021). *

10.22	Guaranty and Security Agreement, dated as of October 13, 2021, by and among ePlus Technology, inc., ePlus Technology Services, inc., SLAIT Consulting, LLC, certain future subsidiaries of ePlus inc., as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 19, 2021). *

10.23	First Amended and Restated Collateralized Guaranty, dated as of October 13, 2021, by and among ePlus Group, inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 19, 2021). *

10.24	First Amended and Restated Limited Guaranty, dated as of October 13, 2021, by and between ePlus inc. and Wells Fargo Commercial Distribution Finance, LLC as agent for the benefit of Secured Parties (Incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 19, 2021). *

10.25	First Amendment to First Amended and Restated Credit Agreement, dated as of October 31, 2022, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2022). *

10.26	Second Amendment to First Amended and Restated Credit Agreement, dated as of March 10, 2023, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2023). *

10.27	Third Amendment to First Amended and Restated Credit Agreement, dated as of June 20, 2025, by and among ePlus Technology, inc., ePlus Technology Services inc., SLAIT Consulting, LLC, certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (Incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2025). *

10.28	Fourth Amendment to First Amended and Restated Credit Agreement, dated as of February 17, 2026, by and among ePlus Technology, inc., ePlus Technology Services inc., certain of ePlus inc. subsidiaries as guarantors, Wells Fargo Commercial Distribution Finance, LLC as administrative agent and the Lenders party thereto (filed herewith). *

19	Insider Trading Policy (filed herewith).

21	Subsidiaries of ePlus inc. (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350 (furnished herewith).

97.1	Policy for Recoupment of Incentive Compensation, effective as of November 17, 2023 (Incorporated herein by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

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
Date: May 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer, President, and Director (Principal Executive Officer)
Date: May 28, 2026

/s/ ELAINE D. MARION
By: Elaine D. Marion, Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 28, 2026

/s/ MELISSA J. BALLENGER
By: Melissa J. Ballenger, Director
Date: May 28, 2026

/s/ RENÉE BERGERON
By: Renée Bergeron, Director
Date: May 28, 2026

/s/ BRUCE M. BOWEN
By: Bruce M. Bowen, Director
Date: May 28, 2026

/s/ JOHN E. CALLIES
By: John E. Callies, Director
Date: May 28, 2026

/s/ IRA A. HUNT III
By: Ira A. Hunt III, Director
Date: May 28, 2026

/s/ MAUREEN F. MORRISON
By: Maureen F. Morrison, Director
Date: May 28, 2026

/s/ MICHAEL J. PORTEGELLO
By: Michael J. Portegello, Director
Date: May 28, 2026

ePlus inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ePlus inc. and subsidiaries (the "Company") as of March 31, 2026, and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Gross Versus Net Recognition of Sales of Third-Party Software – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is typically the principal in sales of third-party software. Sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recognized as cost of sales. The Company recognizes revenue from these sales at the point in time that control passes to the customer, which is typically upon delivery of the software to the customer. The Company acts as the agent in sales of third-party maintenance, software support, and services as the third-party controls the service until it is transferred to the customer. Similarly, the Company is the agent in sales of third-party software and accompanying third-party support when the third-party software benefits the customer only in conjunction with the accompanying support. In these sales, the Company considers the third-party software and support as inputs to a single performance obligation. In all these sales where the Company is the agent, the Company recognizes sales on a net basis at the point that its customer and vendor accept the terms and conditions of the arrangement.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 28, 2026

We have served as the Company’s auditor since 1990.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ePlus inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ePlus inc. and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 28, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

McLean, Virginia
May 28, 2026

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2026	March 31, 2025
ASSETS

Current assets:
Cash and cash equivalents	$410,769	$389,375
Accounts receivable—trade, net	667,831	508,272
Accounts receivable—other, net	38,896	19,382
Inventories	200,888	120,440
Deferred costs	77,748	66,769
Other current assets	31,602	31,437
Current assets of discontinued operations	-	222,399
Total current assets	1,427,734	1,358,074

Deferred tax asset	8,955	3,658
Property, equipment, and other assets—net	100,039	98,657
Goodwill	202,880	202,858
Other intangible assets—net	61,344	82,007
Non-current assets of discontinued operations	-	133,835
TOTAL ASSETS	$1,800,952	$1,879,089

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$264,605	$323,890
Accounts payable—floor plan	119,693	89,527
Salaries and commissions payable	48,590	42,722
Deferred revenue	168,127	154,067
Other current liabilities	37,128	22,463
Current liabilities of discontinued operations	-	166,463
Total current liabilities	638,143	799,132

Deferred tax liability—long-term	-	1,454
Deferred revenue—long-term	83,010	81,759
Other liabilities	10,829	13,540
Non-current liabilities of discontinued operations	-	12,546
TOTAL LIABILITIES	731,982	908,431

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 27,765 shares issued and 26,299 outstanding at March 31, 2026, and 27,582 shares issued and 26,526 outstanding at March 31, 2025	278	276
Additional paid-in capital	210,274	194,475
Treasury stock, at cost, 1,466 shares at March 31, 2026, and 1,056 shares at March 31, 2025	(101,944)	(70,748)
Retained earnings	956,000	843,214
Accumulated other comprehensive income—foreign currency translation adjustment	4,362	3,441
Total Stockholders' Equity	1,068,970	970,658
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,800,952	$1,879,089

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended March 31,
	2026	2025	2024
Net sales
Product	$1,979,664	$1,599,791	$1,886,172
Services	462,885	400,377	292,077
Total	2,442,549	2,000,168	2,178,249
Cost of sales
Product	1,525,960	1,229,495	1,485,291
Services	300,508	258,553	181,216
Total	1,826,468	1,488,048	1,666,507

Gross profit	616,081	512,120	511,742

Selling, general, and administrative	423,393	386,681	355,556
Depreciation and amortization	26,543	25,753	20,951
Interest and financing costs	-	-	1,429
Operating expenses	449,936	412,434	377,936

Operating income	166,145	99,686	133,806

Other income, net	7,293	6,438	1,432

Earnings from continuing operations before tax	173,438	106,124	135,238

Provision for income taxes	49,318	29,685	37,911

Net earnings from continuing operations	124,120	76,439	97,327

Net earnings from discontinued operations, net of tax (Note 5)	8,516	28,137	20,655

Net earnings	$132,636	$104,576	$117,982

Net earnings per common share—basic
Continuing operations	$4.73	$2.88	$3.66
Discontinued operations	0.32	1.06	0.78
Net earnings per common share—basic	$5.05	$3.94	$4.44

Net earnings per common share—diluted
Continuing operations	$4.71	$2.87	$3.64
Discontinued operations	0.32	1.06	0.77
Net earnings per common share—diluted	$5.03	$3.93	$4.41

Weighted average common shares outstanding—basic	26,234	26,503	26,610
Weighted average common shares outstanding—diluted	26,371	26,666	26,717

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended March 31,
	2026	2025	2024

NET EARNINGS	$132,636	$104,576	$117,982

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	915	1,161	712

Reclassification of foreign currency translations adjustments to net income	6	-	-

Other comprehensive income	921	1,161	712

TOTAL COMPREHENSIVE INCOME	$133,557	$105,737	$118,694

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net earnings	$132,636	$104,576	$117,982
Less: Net earnings from discontinued operations, net of tax	8,516	28,137	20,655
Net earnings from continuing operations	124,120	76,439	97,327

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	27,615	27,183	22,499
Provision for credit losses	483	1,732	371
Share-based compensation expense	12,134	10,502	9,471
Deferred taxes	892	3,413	(2,656)
Net loss on disposal of property and equipment	121	283	192
Changes in:
Accounts receivable	(165,298)	194,563	(117,469)
Inventories	(80,334)	23,369	101,734
Deferred costs and other assets	(9,930)	(31,571)	(23,973)
Accounts payable	(59,306)	6,013	106,967
Salaries and commissions payable, deferred revenue, and other liabilities	32,056	11,992	51,600
Net cash provided by (used in) operating activities of continuing operations	(117,447)	323,918	246,063
Net cash provided by (used in) operating activities of discontinued operations	1,216	(21,773)	2,386
Net cash provided by (used in) operating activities	(116,231)	302,145	248,449

Cash flows from investing activities:
Proceeds from sale of property and equipment	74	7	38
Purchases of property and equipment	(4,429)	(5,271)	(7,664)
Cash used in acquisitions, net of cash acquired	-	(124,926)	(54,182)
Net cash (used in) investing activities of continuing operations	(4,355)	(130,190)	(61,808)
Net cash provided by (used in) investing activities of discontinued operations	164,165	1,323	(156)
Net cash provided by (used in) investing activities	159,810	(128,867)	(61,964)

Cash flows from financing activities:
Borrowings of non-recourse and recourse notes payable	-	-	252,000
Repayments of non-recourse and recourse notes payable	-	-	(257,997)
Proceeds from issuance of common stock	3,606	3,635	3,019
Repurchase of common stock	(30,629)	(46,937)	(9,853)
Dividend payments	(19,662)	-	-
Payments to settle liabilities for acquisitions	-	(2,307)	-
Net borrowings (repayments) on floor plan facility	30,166	(15,577)	(47,441)
Net cash (used in) financing activities of continuing operations	(16,519)	(61,186)	(60,272)
Net cash provided by (used in) financing activities of discontinued operations	(6,417)	23,610	23,653
Net cash (used in) financing activities	(22,936)	(37,576)	(36,619)

Effect of exchange rate changes on cash	751	652	62

Net increase in cash and cash equivalents	21,394	136,354	149,928

Cash and cash equivalents, beginning of period	389,375	253,021	103,093

Cash and cash equivalents, end of period	$410,769	$389,375	$253,021

CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Year ended March 31,
	2026	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$102	$143	$1,516
Cash paid for amounts included in the measurement of lease liabilities	$6,566	$5,821	$4,071

Schedule of non-cash investing and financing activities:
Purchases of property and equipment	$(54)	$(214)	$(279)
Consideration for acquisitions	$-	$-	$(2,307)
Vesting of share-based compensation	$10,281	$11,893	$9,477
Repurchase of common stock	$(567)	$-	$-
New operating lease assets obtained in exchange for lease obligations	$2,665	$7,146	$4,883

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance, March 31, 2023	26,905	$272	$167,303	$(14,080)	$620,656	$1,568	$775,719
Issuance of restricted stock awards	162	2	(2)	-	-	-	-
Issuance of common stock	71	-	3,019	-	-	-	3,019
Share-based compensation	-	-	9,738	-	-	-	9,738
Repurchase of common stock	(186)	-	-	(9,731)	-	-	(9,731)
Net earnings	-	-	-	-	117,982	-	117,982
Foreign currency translation adjustment	-	-	-	-	-	712	712

Balance, March 31, 2024	26,952	$274	$180,058	$(23,811)	$738,638	$2,280	$897,439
Issuance of restricted stock awards	125	1	(1)	-	-	-	-
Issuance of common stock	58	1	3,634	-	-	-	3,635
Share-based compensation	-	-	10,784	-	-	-	10,784
Repurchase of common stock	(609)	-	-	(46,937)	-	-	(46,937)
Net earnings	-	-	-	-	104,576	-	104,576
Foreign currency translation adjustment	-	-	-	-	-	1,161	1,161

Balance, March 31, 2025	26,526	$276	$194,475	$(70,748)	$843,214	$3,441	$970,658
Issuance of restricted stock awards	124	1	(1)	-	-	-	-
Issuance of common stock	59	1	3,606	-	-	-	3,607
Share-based compensation	-	-	12,194	-	-	-	12,194
Repurchase of common stock	(410)	-	-	(31,196)	-	-	(31,196)
Dividends paid and accrued ($0.75 per share)	-	-	-	-	(19,850)	-	(19,850)
Net earnings	-	-	-	-	132,636	-	132,636
Reclassification of foreign currency translation adjustments to net income	-	-	-	-	-	6	6
Foreign currency translation adjustment	-	-	-	-	-	915	915

Balance, March 31, 2026	26,299	$278	$210,274	$(101,944)	$956,000	$4,362	$1,068,970

See Notes to Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Years ended March 31, 2026, 2025, and 2024

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — ePlus inc. (“we,” “our,” “us,” or “ePlus”) was founded in 1990 and is a Delaware corporation. We are a holding company that through our subsidiaries provides information technology (“IT”) solutions which enable organizations to optimize their IT environment and supply chain processes. We also provide consulting, professional services, managed services, and complete lifecycle management services. We focus on selling to medium and large enterprises and state and local government and educational (“SLED”) institutions in the United States (“US”) and select international markets including the United Kingdom (“UK”), the European Union (“EU”), India, and Singapore.

Basis of Presentation — The consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of acquired businesses are included in the consolidated financial statements from the dates of acquisition.

Sale of Our Financing Business — On June 30, 2025, we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its U.S. subsidiaries, we sold our domestic financing business that comprised most of our financing business segment, which is a business that finances information technology equipment, software and related services for customers. We continue to own the international entities in the financing business. This divestiture positions us to focus on being a technology solutions provider and represents a strategic shift in our operations. As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are retrospectively presenting the results of our domestic financing business as discontinued operations. In our audited consolidated balance sheets for all periods, we present the assets and liabilities of our domestic financing business as assets and liabilities of discontinued operations. In our audited consolidated statements of operations for all periods, we present the operating results of our domestic financing business in earnings from discontinued operations. After the sale, our remaining three reportable segments are product, professional services, and managed services, which we formerly referred to collectively as our technology business. Please refer to Note 5, “Discontinued Operations” for additional information on the transaction and its effect on our financial statements.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for items and matters including, but not limited to, revenue recognition, vendor consideration, goodwill and intangible assets, allowance for credit losses, inventory obsolescence, and the recognition and measurement of income tax assets and other provisions and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Allowance for Credit Losses — We maintain an allowance for credit losses related to our accounts receivable. We record an expense in the amount necessary to adjust the allowance for credit losses to our current estimate of expected credit losses on financial assets. We estimate expected credit losses based on our internal rating of the customer’s credit quality, our historical credit losses, current economic conditions, and other relevant factors. Prior to providing credit, we assign an internal rating for each customer’s credit quality based on the customer’s financial status, rating agency reports and other financial information. We review our internal ratings for each customer at least annually or when there is an indicator of a change in credit quality, such as a delinquency or bankruptcy. We write off receivables when we deem them to be uncollectable.

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

Cash and Cash Equivalents — Cash and cash equivalents consist primarily of interest-bearing accounts and money market funds that consist of short-term US treasury securities. We consider all highly liquid investments, including those with an original maturity of three months or less at the date of acquisition, to be cash equivalents. As of March 31, 2026, and March 31, 2025, there were no restrictions on the withdrawal of funds from our money market funds.

Concentrations of Risk — Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents may include short-term investments that are maintained principally with financial institutions in the US. Our accounts receivable-trade balance on March 31, 2026, and March 31, 2025 included approximately 36% and 17% concentration of invoices due from Verizon Communications Inc., respectively. Our risk on our accounts receivable is reduced by having a broad customer base in a diverse range of industries and through the ongoing evaluation of collectability of our portfolio. A substantial portion of our sales are products from Cisco Systems, which represented approximately 29%, 32%, and 44%, of our net sales for the years ended March 31, 2026, 2025, and 2024, respectively.

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

Foreign Currency Matters — Our functional currency is the US dollar. Our international subsidiaries typically use their local currency as their functional currency. We translate the assets and liabilities of our international subsidiaries into US dollars at the spot rate in effect at the applicable reporting date. We translate the revenues and expenses of our international subsidiaries into US dollars at the average exchange rates in effect during the applicable period. We report the resulting foreign currency translation adjustment as accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. We report all foreign currency transaction gains or losses in other income, net on our consolidated statement of operations. For the years ended March 31, 2026, 2025, and 2024, we recognized losses of $0.6 million, $1.2 million, and $0.1 million, respectively, due to foreign currency transactions.

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

Implementation Costs of a Hosting Arrangement — We capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We classify these capitalized costs in the same balance sheet line item as the amounts prepaid for the related hosting arrangement and we present the amortization of these capitalized costs in the same income statement line item as the service fees for the related hosting arrangement. Our long-term prepaids are included in our consolidated balance sheets as part of property, equipment, and other assets—net. We amortize the capitalized implementation costs over the term of the hosting arrangement.

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

Inventories — We recognize inventories at the lower of cost and net realizable value. We determine cost using a weighted average cost method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our determination of the net realizable value for inventories is based on the terms of underlying purchase commitments from our customers, current economic conditions, and other relevant factors.

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

Property and Equipment — Property and equipment are stated at cost, net of accumulated depreciation and amortization. We recognize property and equipment obtained through a business combination at its fair market value as of the acquisition date. We compute depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. We typically depreciate IT equipment over three years, perpetual software licenses over five years, and furniture and fixtures over five years.

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

We typically invoice our customers for third-party products upon shipment, for third-party software upon delivery, and for third-party services at the point of sale.

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

In some instances, our customers may request that we bill them for a product but retain physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. We have warehousing agreements with select customers wherein title to products ordered through the agreements transfers to our customer at the point the product has arrived at our warehouse and we invoice the customer. In these “bill-and-hold” arrangements, we recognize revenue when the customer has ordered the product through their warehousing agreement with us or signed a bill-and-hold agreement with us, the customer has legal title, the product is identified separately as belonging to the customer, and the product is ready for delivery to the customer.

Sales of third-party maintenance, software support, software subscriptions when control is kept by the vendor, software that the customer accesses through the cloud, services, and software that benefits the customer only in conjunction with accompanying support

We are the agent in sales of third-party maintenance, software support, software subscriptions when control is kept by the vendor, software that the customer accesses through the cloud, and services as the third-party controls the service until it is transferred to the customer. Similarly, we are the agent in sales of third-party software and accompanying third-party support when the third-party software benefits the customer only in conjunction with the accompanying support. In these sales, we consider the third-party software and support as inputs to a single performance obligation. In all these sales where we are the agent, we recognize sales on a net basis at the point that our agency performance obligation is complete.

Freight and sales tax

We present freight billed to our customers within sales and the related freight charged to us within cost of sales. We present sales tax collected from customers and remittances to governmental authorities on a net basis.

Financing revenue and other

We continue to collect the remaining outstanding receivables due from leases and notes receivable held by the international entities of our financing business that we retained after the Sale Transaction.

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

We classify the financing of third-party software and third-party services for our customers as notes-receivable. We recognize interest income on our notes-receivable using the effective interest method.

We classify the current receivables from sales-type leases and notes receivable in other current assets on our balance sheet. We classify the long-term receivables from sales-type leases and notes receivable and the carrying value of assets that we are leasing to our customers on leases that are classified as operating leases in property, equipment, and other assets-net on our balance sheet.

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

Share-Based Compensation — We account for share-based compensation in accordance with Codification Topic 718 Compensation—Stock Compensation. We account for forfeitures when they occur. We recognize compensation cost for awards of restricted stock with graded vesting on a straight-line basis over the requisite service period. We recognize compensation cost for our employee stock purchase plan on a straight-line basis over the offering period, which is six months. We measure the award on the grant date at fair value using the Black-Scholes option pricing model. We recognize compensation cost for our performance stock units based on the grant-date fair value over the requisite service period, which is three years, and is adjusted for the probability of achieving certain performance conditions.

Software Development Costs — We capitalize costs for the development of internal use software under the Codification Topic 350-40 Intangibles—Goodwill and Other Intangibles, Subtopic Internal-Use Software. We did not have significant capitalized development costs for internal use software for either of the years ended March 31, 2026, or March 31, 2025.

Transfers of financial assets — We partner with third-party financing companies to provide financing solutions for our customers. On certain sales, we enter a financing arrangement with our customer, and then subsequently transfer the contractual payments, without recourse, to a third-party financing company. We account for the transfer of these financial assets under Codification Topic 860 Transfers and Servicing (“Codification Topic 860”). After the sale to the customer, but prior to the transfer, we recognize these financial assets as receivables held for sale within other current assets in our consolidated balance sheet. We value the receivables based on the funding proceeds offered by the financing company. Once the transfer is complete, and it meets all the requirements for sale accounting, we derecognize the financial asset and recognize a receivable from the financing company within accounts receivable —trade, net. We derecognize the receivable upon receipt of payment from the financing company.

Treasury Stock — We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity in the accompanying consolidated balance sheets.

Vendor Consideration — We receive payments and credits from vendors pursuant to volume incentive programs and shared marketing expense programs. Many of these programs extend over one or more quarters’ sales activities. Different programs have different vendor/program specific milestones to achieve. Amounts due from vendors as of March 31, 2026, and 2025 were $30.1 million and $15.5 million, respectively, which were included within accounts receivable-other, net in the accompanying balance sheets.

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

2. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We identified misstatements in our previously issued consolidated financial statements for the fiscal years 2025 and 2024 that related to an overstatement of revenue from our Product segment that resulted from a miscalculation of accrued revenue. We also identified misstatements related to inventory cost and other expenses in prior periods. We assessed the impacts of the misstatements from both quantitative and qualitative perspectives and determined that the related impacts were not material, either individually or in the aggregate, to our previously issued consolidated financial statements. Notwithstanding the results of the assessment, we are revising our previously issued consolidated financial statements to correct these misstatements. Accordingly, all consolidated financial information contained in these consolidated financial statements and the accompanying notes has been revised to reflect the corrections. Previously reported financial information will be corrected in future filings, as applicable.

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated balance sheets for the period presented (in thousands):

	March 31, 2025
	As reported	Adjusted	As revised
Accounts receivable—trade, net	$516,925	$(8,653)	$508,272
Other current assets	28,500	2,937	31,437
Accounts payable	324,580	(690)	323,890
Salaries and commissions payable	42,219	503	42,722
Deferred revenue	152,631	1,436	154,067
Additional paid-in capital	193,698	777	194,475
Retained earnings	850,956	(7,742)	843,214

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of operations and consolidated statements of comprehensive income for the periods presented (in thousands, except per share data):

	Year ended March 31, 2025			Year ended March 31, 2024
	As reported	Adjusted	As revised	As reported	Adjusted	As revised
Net sales- product	$1,609,190	$(9,399)	$1,599,791	$1,884,438	$1,734	$1,886,172
Net sales	2,009,567	(9,399)	2,000,168	2,176,515	1,734	2,178,249
Cost of sales- product	1,235,490	(5,995)	1,229,495	1,486,604	(1,313)	1,485,291
Cost of sales	1,494,043	(5,995)	1,488,048	1,667,820	(1,313)	1,666,507
Gross profit	515,524	(3,404)	512,120	508,695	3,047	511,742
Selling, general, and administrative	385,401	1,280	386,681	355,556	-	355,556
Operating expenses	411,154	1,280	412,434	377,936	-	377,936
Operating income	104,370	(4,684)	99,686	130,759	3,047	133,806
Earnings from continuing operations before tax	110,808	(4,684)	106,124	132,191	3,047	135,238
Provision for income taxes	30,967	(1,282)	29,685	37,070	841	37,911
Net earnings from continuing operations	79,841	(3,402)	76,439	95,121	2,206	97,327
Net earnings	107,978	(3,402)	104,576	115,776	2,206	117,982
Total comprehensive income	109,139	(3,402)	105,737	116,488	2,206	118,694
Basic EPS, continuing operations	3.01	(0.13)	2.88	3.57	0.09	3.66
Diluted EPS, continuing operations	2.99	(0.12)	2.87	3.56	0.08	3.64

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of cash flows for the periods presented (in thousands):

	Year ended March 31, 2025			Year ended March 31, 2024
	As reported	Adjusted	As revised	As reported	Adjusted	As revised
Cash flows from operating activities:
Net earnings	$107,978	$(3,402)	$104,576	$115,776	$2,206	$117,982
Net earnings from continuing operations	79,841	(3,402)	76,439	95,121	2,206	97,327
Share-based compensation expense	9,725	777	10,502	9,471	-	9,471
Accounts receivable	185,910	8,653	194,563	(117,469)	-	(117,469)
Inventories	29,364	(5,995)	23,369	104,781	(3,047)	101,734
Deferred costs and other assets	(30,289)	(1,282)	(31,571)	(24,814)	841	(23,973)
Accounts payable	6,703	(690)	6,013	106,967	-	106,967
Salaries and commissions payable, deferred revenue, and other liabilities	10,053	1,939	11,992	51,600	-	51,600

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of stockholders’ equity for the periods presented (in thousands):

	Year ended March 31, 2025			Year ended March 31, 2024
	As reported	Adjusted	As revised	As reported	Adjusted	As revised
Additional paid-in capital
Balance, beginning	$180,058	$-	$180,058	$167,303	$-	$167,303
Share-based compensation	10,007	777	10,784	9,738	-	9,738
Balance, ending	193,698	777	194,475	180,058	-	180,058
Retained earnings
Balance, beginning	742,978	(4,340)	738,638	627,202	(6,546)	620,656
Net earnings	107,978	(3,402)	104,576	115,776	2,206	117,982
Balance, ending	850,956	(7,742)	843,214	742,978	(4,340)	738,638
Total
Balance, beginning	901,779	(4,340)	897,439	782,265	(6,546)	775,719
Share-based compensation	10,007	777	10,784	9,738	-	9,738
Net earnings	107,978	(3,402)	104,576	115,776	2,206	117,982
Balance, ending	977,623	(6,965)	970,658	901,779	(4,340)	897,439

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. We adopted this update beginning in our annual period ended March 31, 2026, with the comparative periods updated to reflect additional disclosures. See Note 15, “Income Taxes” for the revised disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disclose detailed information about specific types of expenses that are relevant to certain line items on the income statement. This update is effective for us for annual periods beginning in our fiscal year ending March 31, 2028 and interim periods beginning in the first quarter of our fiscal year ending March 31, 2029. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

4. REVENUES

Accounts Receivable and Contract Assets

Our balance in accounts receivable—trade, net includes our accounts receivable recognized from contracts with customers and contract assets. Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time.

The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	March 31, 2026	March 31, 2025
Accounts receivable	$653,045	$498,399
Contract assets	17,810	13,775
Allowance for credit losses	(3,024)	(3,902)
Total accounts receivable—trade, net	$667,831	$508,272

As of March 31, 2026, our accounts receivable includes $8.6 million that is due from a financing partner in payment for our sale of customer receivables to them. Additionally, within other current assets in our consolidated balance sheet, we have $6.3 million in receivables recognized from contracts with customers that we intend to sell to this financing partner.

Contract Liabilities

Contract liabilities represent our obligation to transfer goods or services to a customer for which we have received consideration, or the amount is due from the customer. Our contract liabilities consist of our deferred revenue and deferred revenue—long-term in our consolidated balance sheets. Revenue recognized from the beginning contract liability balance was $126.4 million and $112.5 million for the fiscal years ended March 31, 2026, and 2025, respectively.

F-21

Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Year ending March 31, 2027	$102,491
2028	43,418
2029	26,635
2030	9,693
2031 and thereafter	3,264
Total remaining performance obligations	$185,501

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

5. DISCONTINUED OPERATIONS

On June 30, 2025, we completed the sale of HoldCo, thereby selling our domestic financing business.

In the Sale Transaction, we received net cash proceeds of $164.2 million, consisting of initial net cash proceeds of $156.7 million delivered in June 2025 and $7.5 million delivered in March 2026 upon settlement of the final purchase price adjustment. Our initial net cash proceeds of $156.7 million consisted of cash proceeds of $180.1 million less cash transferred with HoldCo of $23.4 million.

Additionally, we also recognized a receivable for contingent consideration that had an initial fair value of $13.5 million. See Note 16, “Fair Value Measurements” for a discussion of our contingent consideration asset. After settling the final purchase price adjustment, we have a $0.2 million payable related to the Sale Transaction.

We incurred approximately $4.0 million in transaction costs during our quarter ended June 30, 2025, which is netted against the gain on sale of HoldCo before income taxes.

We recognized a gain on sale before taxes of $3.8 million consisting of an initial gain on sale of $4.4 million that was recognized in our quarter ended June 30, 2026 less an adjustment of $0.6 million that was recognized in our quarter ended March 31, 2026, due to concessions offered to the buyer related to settling the final purchase price adjustment.

Our earnings before gain from sale and income taxes for the year ended March 31, 2026, include a loss of $2.3 million to settle a legal matter related to our discontinued operations. We paid this $2.3 million settlement in December 2025.

The following table provides our operating results of discontinued operations for the years ended March 31, 2026, 2025 and 2024 (in thousands):

	Year ended March 31,
	2026	2025	2024
Net sales	$15,811	$59,222	$48,787
Cost of sales	1,734	5,625	6,689
Gross profit	14,077	53,597	42,098

Selling, general, and administrative	3,599	14,343	12,178
Depreciation and amortization	-	-	74
Interest and financing costs	450	2,211	2,348
Operating expenses	4,049	16,554	14,600

Operating income	10,028	37,043	27,498

Other income—net	(2,089)	988	1,404

Earnings before gain from sale and income taxes	7,939	38,031	28,902
Gain from sale of HoldCo before income taxes	3,815	-	-
Earnings before income taxes	11,754	38,031	28,902

Provision for income taxes	3,238	9,894	8,247

Net earnings from discontinued operations, net of tax	$8,516	$28,137	$20,655

The following table provides the major classes of assets and liabilities that are classified as discontinued operations as of March 31, 2025 (in thousands):

March 31, 2025
ASSETS

Accounts receivable—net	$34,610
Financing receivables—net, current	168,392
Other current assets	19,397
Current assets of discontinued operations	$222,399

Financing receivables and operating leases—net	$126,408
Other assets—long-term	7,427
Non-current assets of discontinued operations	$133,835

LIABILITIES

Accounts payable	$127,154
Salaries and commissions payable	2,812
Non-recourse notes payable—current	27,456
Other current liabilities	9,041
Current liabilities of discontinued operations	$166,463

Non-recourse notes payable—long-term	$11,317
Other liabilities—long-term	1,229
Non-current liabilities of discontinued operations	$12,546

6. LESSEE ACCOUNTING

We lease office space for periods up to six years and lease warehouse space for periods of up to ten years, and we have some lease options that can be exercised to extend beyond those lease term limits.

We recognize our right-of-use assets as part of property, equipment, and other assets—net. See Note 9, “Property, Equipment, and Other Assets—Net” for additional information.

We recognize the current and long-term portions of our lease liability as part of other current liabilities and other liabilities, respectively. As of March 31, 2026, and 2025, we had current lease liabilities of $5.4 million and $5.6 million, respectively, and long-term lease liabilities of $10.8 million and $13.5 million, respectively. We recognized operating lease cost of $6.4 million, $5.7 million, and $5.8 million as part of selling, general, and administrative expenses during the years ended March 31, 2026, 2025, and 2024, respectively.

Supplemental information about the remaining lease terms and discount rates applied as of March 31, 2026, and March 31, 2025, are as follows:

	Year ended March 31,
Lease Term and Discount Rate	2026	2025
Weighted average remaining lease term (months)	54	60
Weighted average discount rate	5.4%	5.5%

The following table provides our future lease payments under our operating leases as of March 31, 2026 (in thousands):

Year ending March 31, 2027	$5,569
2028	4,366
2029	2,649
2030	1,781
2031	1,313
2032 and thereafter	2,746
Total lease payments	18,424
Less: interest	(2,133)
Present value of lease liabilities	$16,291

As of March 31, 2026, we had no commitments for leases that had not yet commenced. On April 1, 2026, we signed an 8-year lease for a new headquarters in Herndon, Virginia with a total commitment of $9.1 million dollars.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended March 31, 2026, and March 31, 2025, respectively (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2024 (1)	$129,108	$22,497	$9,898	$161,503
Acquisitions	30	41,275	-	41,305
Foreign currency translations	39	7	4	50
Balance, March 31, 2025 (1)	$129,177	$63,779	$9,902	$202,858
Acquisitions	-	-	-	-
Foreign currency translations	17	3	2	22
Balance, March 31, 2026 (1)	$129,194	$63,782	$9,904	$202,880

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

Other Intangible Assets

Our other intangible assets consist of purchased intangible assets and capitalized software development.

The following table provides the composition of our purchased intangible assets as of March 31, 2026, and March 31, 2025 (in thousands):

	March 31, 2026			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$165,358	$(110,708)	$54,650	$167,093	$(93,085)	$74,008
Trade names and other	9,108	(2,414)	6,694	11,459	(3,500)	7,959
Total	$174,466	$(113,122)	$61,344	$178,552	$(96,585)	$81,967

Our customer relationships, trade names, and other purchased intangibles are generally amortized between 5 to 10 years.

Total amortization expense for purchased intangibles was $20.6 million, $19.9 million, and $15.2 million for the years ended March 31, 2026, 2025 and 2024, respectively.

The following table provides the future amortization expense for purchased intangibles as of March 31, 2026 (in thousands):

Year ending March 31, 2027	$16,909
2028	13,538
2029	10,379
2030	7,774
2031	5,349
2032 and thereafter	7,395
Total	$61,344

Our capitalized software development was not significant as of March 31, 2026, and March 31, 2025.

8. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses for the years ended March 31, 2026, 2025, and 2024 (in thousands):

	Year ended March 31,
	2026	2025	2024
Beginning	$3,902	$2,549	$2,318
Provision for credit losses	483	1,732	371
Write-offs and other	(1,361)	(379)	(140)
Ending	$3,024	$3,902	$2,549

9. PROPERTY, EQUIPMENT, AND OTHER ASSETS—NET

Our property, equipment, and other assets—net consists of the following components (in thousands):

	March 31, 2026	March 31, 2025
Deferred costs—long-term	$50,891	$55,790
Right-of-use assets	15,034	17,857
Property and equipment—net	12,791	15,551
Prepaid expenses—long-term	20,464	8,337
Other	859	1,122
Total other assets—long-term	$100,039	$98,657

Our property and equipment—net consists of the following (in thousands):

	March 31, 2026	March 31, 2025
Furniture, fixtures, and equipment	$27,166	$26,463
Leasehold improvements	13,280	13,343
Capitalized software	2,379	2,608
Vehicles	637	558
Total assets	43,462	42,972
Accumulated depreciation and amortization	(30,671)	(27,421)
Property and equipment – net	$12,791	$15,551

Depreciation and amortization expense on property and equipment, including amounts recognized in cost of sales, was $6.9 million, $7.0 million, and $6.7 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.

10. CREDIT FACILITY

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

We use the floor plan facility to facilitate the purchase of inventory from designated vendors. WFCDF pays our vendors and provides us with extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45-60 days from the invoice date. We normally do not incur any interest for balances under the floor plan facility. We pay an unused commitment fee in months that our floor plan utilization is below certain thresholds. We are not involved in establishing the terms or conditions of the arrangements between our vendors and WFCDF.

The following table provides roll forwards of our outstanding obligations confirmed as valid under the floor plan facility for the years ended March 31, 2026, and 2025 (in thousands):

	Year ended March 31,
	2026	2025
Confirmed obligations at the beginning of the year	$89,527	$105,104
Invoices confirmed during the year	845,168	692,349
Confirmed invoices paid during the year	(815,002)	(707,926)
Confirmed obligations at the end of the year	$119,693	$89,527

Our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan on our balance sheet.

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of March 31, 2026, and March 31, 2025.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets or met certain thresholds. As of March 31, 2026, and March 31, 2025, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of March 31, 2026, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net earnings per common share as disclosed in our consolidated statements of operations for the fiscal years ended March 31, 2026, 2025 and 2024 (in thousands, except per share data):

	Year ended March 31,
	2026	2025	2024
Net earnings attributable to common shareholders – basic and diluted
Continuing operations	$124,120	$76,439	$97,327
Discontinued operations	8,516	28,137	20,655
Net earnings	$132,636	$104,576	$117,982

Basic and diluted common shares outstanding:
Weighted average common shares outstanding – basic	26,234	26,503	26,610
Effect of dilutive shares	137	163	107
Weighted average shares common outstanding – diluted	26,371	26,666	26,717

Net earnings per common share – basic
Continuing operations	$4.73	$2.88	$3.66
Discontinued operations	0.32	1.06	0.78
Net earnings per common share – basic	$5.05	$3.94	$4.44

Net earnings per common share – diluted
Continuing operations	$4.71	$2.87	$3.64
Discontinued operations	0.32	1.06	0.77
Net earnings per common share – diluted	$5.03	$3.93	$4.41

13. STOCKHOLDERS’ EQUITY

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

During the year ended March 31, 2026, we purchased 362,900 shares of our outstanding common stock at a value of $27.9 million under the share repurchase plan; we also purchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

During the year ended March 31, 2025, we purchased 557,009 shares of our outstanding common stock at a value of $43.1 million under the share repurchase plan; we also purchased 52,450 shares of common stock at a value of $3.8 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

14. SHARE-BASED COMPENSATION

Share-Based Plans

During the year ended March 31, 2026, we had share-based awards outstanding under the following plans: (1) the 2017 Non-Employee Director Long-Term Incentive Plan (“2017 Director LTIP”), (2) the 2024 Non-Employee Director Long-Term Incentive Plan (“2024 Director LTIP”) and (3) the 2021 Employee Long-Term Incentive Plan (“2021 Employee LTIP”).

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

2017 Director LTIP and 2024 Director LTIP

On September 12, 2024, our stockholders approved the 2024 Director LTIP. The 2024 Director LTIP replaces the 2017 Director LTIP. Beginning September 12, 2024, we permanently ceased issuing any additional shares under the 2017 Director LTIP. The maximum aggregate number of shares that may be issued as restricted shares under the 2024 Director LTIP is 300,000 shares.

The purpose of the 2024 Director LTIP is to align the economic interests of the directors with the interests of stockholders by including equity as a component of pay and to attract, motivate and retain experienced and knowledgeable directors.

Under the 2024 Director LTIP, directors may be granted restricted shares, subject to the terms and restrictions set forth in the applicable Restricted Stock Agreement and the 2024 Director LTIP. In addition, each director may also elect to receive stock in lieu of their cash compensation. Stock received in lieu of cash is issued under the 2024 Director LTIP and vests immediately.

Restricted Stock Activity

During the year ended March 31, 2026, we granted 10,962 restricted shares under the 2024 LTIP, and 121,844 restricted shares under the 2021 Employee LTIP.

Cumulatively, as of March 31, 2026, we have granted a total of 115,665 restricted shares under the 2017 Director LTIP, 18,928 shares under the 2024 Director LTIP, and 534,449 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the unvested restricted shares for the year ended March 31, 2026:

	Number of shares	Weighted average grant-date fair value
Unvested April 1, 2025	275,773	$64.80
Granted	132,806	$72.76
Vested	(146,908)	$63.59
Forfeited	(9,445)	$68.01
Unvested March 31, 2026	252,226	$69.58

In each of the years ended March 31, 2026, 2025, and 2024, we used the closing stock price on the grant date or, if the grant date fell on a date the stock was not traded, the previous day’s closing stock price for the fair value of the award.

The weighted-average grant date fair value of restricted shares granted during the years ended March 31, 2026, 2025, and 2024 was $72.76, $74.02, and $56.50, respectively.

The aggregated fair value of restricted shares that vested during the years ended March 31, 2026, 2025, and 2024 was $9.3 million, $8.5 million, and $7.8 million, respectively.

Upon each vesting period of the restricted stock awards to employees, participants are subject to minimum tax withholding obligations. Each of the 2021 Employee LTIP and the 2024 Director LTIP allow us to withhold enough shares due to the participant to satisfy their minimum tax withholding obligations. For the year ended March 31, 2026, we withheld 47,488 shares of common stock at a value of $3.3 million, which was included in treasury stock. For the year ended March 31, 2025, we withheld 52,450 shares of common stock at a value of $3.8 million, which was included in treasury stock.

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

The following table provides a summary of the unvested PSUs for the fiscal year ended March 31, 2026:

	Number of units	Weighted Average Grant-date Fair Value
Unvested April 1, 2025	34,535	$70.94
Granted	38,094	$76.08
Unvested March 31, 2026	72,629	$73.63

Employee Stock Purchase Plan

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may collectively purchase up to an aggregate of 2.50 million shares of our stock. Employees in the ESPP contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the year ended March 31, 2026, and March 31, 2025, we issued 59,108 shares at a weighted average price of $61.00 per share and 58,064 shares at a weighted average price of $62.61 per share, respectively, under the ESPP. As of March 31, 2026, there were 2.31 million shares remaining under the ESPP.

Compensation Expense

The following table provides a summary of our total share-based compensation expense for continuing operations, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the years ended March 31, 2026, 2025 and 2024, respectively (in thousands):

	Year ended March 31,
	2026	2025	2024
Equity-based compensation expense	$12,134	$10,502	$9,471
Income tax benefit	$(3,446)	$(2,941)	$(2,652)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of March 31, 2026, the total unrecognized compensation expense related to unvested restricted stock was $10.6 million, which is expected to be recognized over a weighted-average period of 27 months.

We also provide our employees with a contributory 401(k) profit sharing plan. We may make contributions, which are fully vested when they are made, to the plan. These contributions are not required, and the amount of our contributions are entirely within our discretion. For the years ended March 31, 2026, 2025, and 2024, we recognized expense for employer contributions to the plan of $5.9 million, $5.6 million, and $4.6 million, respectively.

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

As of March 31, 2026, and 2025, we do not have any unrecognized tax benefits for uncertain tax positions. We recognize accrued interest and penalties related to unrecognized tax benefits as part of income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state, local, and foreign jurisdictions. The tax years ended March 31, 2025, March 31, 2024, and March 31, 2023, are subject to examination by federal and state taxing authorities.

A reconciliation of income taxes computed at the statutory federal income tax rate of 21.0% to the provision for income taxes included in the consolidated statements of operations is as follows (in thousands, except percentages):

	Year ended March 31,
	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$36,422	21.0%	$22,286	21.0%	$28,400	21.0%

Domestic federal reconciling items:
Nontaxable or non-deductible items:
Non-deductible executive compensation	2,434	1.4%	2,020	1.9%	1,718	1.3%
Other	403	0.2%	(189)	(0.2)%	97	0.1%
Cross border tax laws	(105)	0.0%	(131)	(0.1)%	(170)	(0.1)%
Other (1)	(9)	0.0%	(97)	(0.1)%	(172)	(0.3)%

State and local income taxes, net of federal income tax effect (2)	9,962	5.7%	5,504	5.2%	8,094	6.0%

Foreign tax effects
Other foreign jurisdictions	211	0.1%	292	0.3%	(56)	0.0%

Total	$49,318	28.4%	$29,685	28.0%	$37,911	28.0%

(1) Represents several adjustments, none of which are significant for separate disclosure.
(2) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Virginia, and New York.

Income (loss) from continuing operations before income tax expense (benefit):

	Year ended March 31,
	2026	2025	2024
U.S.	$165,705	$101,325	$129,317
Foreign	7,733	4,799	5,921
Total	$173,438	$106,124	$135,238

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Year ended March 31,
Current:	2026	2025	2024
Federal	$34,490	$21,928	$28,394
State	12,141	7,121	11,006
Foreign	1,795	1,092	1,236
Total current expense	48,426	30,141	40,636

Deferred:
Federal	569	(551)	(1,898)
State	284	(50)	(778)
Foreign	39	145	(49)
Total deferred expense (benefit)	892	(456)	(2,725)

Total income tax expense:
Total federal	35,059	21,377	26,496
Total state	12,425	7,071	10,228
Total foreign	1,834	1,237	1,187
Provision for income taxes	$49,318	$29,685	$37,911

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows (in thousands):

	March 31, 2026	March 31, 2025
Deferred tax assets:
Accrued vacation	$2,875	$2,744
Deferred revenue	7,512	7,108
Allowance for credit losses	785	1,745
Restricted stock	801	301
Operating leases	850	-
Other deferred tax assets	1,936	841
Inventory reserve	455	1,313
Capitalized research expenditures	374	1,666
Accrued bonus	2,602	2,708
Lease liabilities	4,291	5,067
Other credits and carryforwards	14	101
Gross deferred tax assets	22,495	23,594
Less: valuation allowance	(14)	(63)
Net deferred tax assets	22,481	23,531

Deferred tax liabilities:
Property and equipment	(2,296)	(2,516)
Operating leases	-	(7,804)
Prepaid expenses	(4,090)	(4,095)
Right-of-use assets	(3,988)	(4,714)
Tax deductible goodwill	(3,152)	(2,198)
Total deferred tax liabilities	(13,526)	(21,327)

Net deferred tax asset	$8,955	$2,204

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Based on this evaluation as of March 31, 2026, we are recognizing a valuation allowance to offset gross deferred tax assets primarily attributable to net operating losses at certain of the foreign subsidiaries and foreign tax credit carry forwards. We believe that it is more likely than not that we will realize the remaining gross deferred tax assets through generating taxable income or the reversal of existing temporary differences attributable to the gross deferred tax liabilities.

The following table presents income taxes paid, net of refunds, for the year ended March 31, 2026 (in thousands):

	Year Ended March 31,
	2026	2025	2024

U.S. federal	$33,013	$36,119	$29,171

Domestic state and local:
California (1)	-	2,491	2,598
Other	11,152	9,374	8,283
Total state and local	11,152	11,865	10,881

Foreign	1,901	748	1,474
Total	$46,066	$48,732	$41,526

(1) The amount of income taxes paid for the year ended March 31, 2026 was less than 5% of total income taxes paid.

16. FAIR VALUE MEASUREMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of March 31, 2026, and March 31, 2025 (in thousands):

	Fair value measurement using
	Recorded amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2026
Assets:
Money market funds	$276,019	$276,019	$-	$-
Contingent receivable	$9,330	$-	$-	$9,330
Receivables held for sale	$6,310	$6,310	$-	$-

March 31, 2025
Assets:
Money market funds	$280,067	$280,067	$-	$-

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

In our initial accounting for the sale of HoldCo as of June 30, 2025, we recognized a receivable for the Contingent Consideration of $13.5 million. We subsequently adjusted our estimate of the fair value of the contingent receivable to $9.3 million as of March 31, 2026, based on progress towards achieving the Contingent Consideration targets. We recognized this adjustment of $4.2 million as a loss in other income, net in our statement of operations for the fiscal year ended March 31, 2026.

17. BUSINESS COMBINATIONS

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

18. SEGMENT REPORTING

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

The following table provides reportable segment information (in thousands):

	Year ended March 31,
	2026	2025	2024
Net sales
Product	$1,979,288	$1,599,369	$1,885,543
Professional services	273,438	229,030	154,549
Managed services	189,447	171,347	137,528
Total reportable segments	2,442,173	1,999,746	2,177,620
Other	376	422	629
Total	2,442,549	2,000,168	2,178,249

Cost of sales
Product	1,525,724	1,229,216	1,484,878
Professional services	167,528	138,513	86,355
Managed services	132,980	120,040	94,861
Total reportable segments	1,826,232	1,487,769	1,666,094
Other	236	279	413
Total	1,826,468	1,488,048	1,666,507

Gross profit
Product	453,564	370,153	400,665
Professional services	105,910	90,517	68,194
Managed services	56,467	51,307	42,667
Total reportable segments	615,941	511,977	511,526
Other	140	143	216
Total	$616,081	$512,120	$511,742

Disaggregation of Revenue

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Year ended March 31, 2026
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$1,764,824	$-	$-	$1,764,824
Transferred at a point in time as agent	214,464	-	-	214,464
Transferred over time as principal	-	273,438	189,447	462,885
Total revenue from contracts with customers	$1,979,288	$273,438	$189,447	$2,442,173

	Year ended March 31, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$1,415,083	$-	$-	$1,415,083
Transferred at a point in time as agent	184,286	-	-	184,286
Transferred over time as principal	-	229,030	171,347	400,377
Total revenue from contracts with customers	$1,599,369	$229,030	$171,347	$1,999,746

	Year ended March 31, 2024
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$1,709,217	$-	$-	$1,709,217
Transferred at a point in time as agent	176,326	-	-	176,326
Transferred over time as principal	-	154,549	137,528	292,077
Total revenue from contracts with customers	$1,885,543	$154,549	$137,528	$2,177,620

The following table provides a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Year ended March 31,
	2026	2025	2024
Customer end market:
Telecom, media & entertainment	$720,616	$453,892	$547,525
Healthcare	314,949	286,474	278,893
SLED	308,681	333,371	329,617
Technology	300,783	300,465	379,720
Financial services	244,675	174,798	243,630
Retail	136,415	103,185	36,113
All others	416,054	347,561	362,122
Total revenue from contracts with customers	$2,442,173	$1,999,746	$2,177,620

Type:
Product segment
Networking	$933,818	$781,703	$1,005,679
Cloud	668,471	509,774	546,341
Security	239,731	191,872	193,956
Collaboration	51,917	55,483	65,714
Other	85,351	60,537	73,853
Total product segment	1,979,288	1,599,369	1,885,543
Professional services segment	273,438	229,030	154,549
Managed services segment	189,447	171,347	137,528
Total revenue from contracts with customers	$2,442,173	$1,999,746	$2,177,620

Geographic Information

The geographic information for the years ended March 31, 2026, 2025, and 2024 was as follows (in thousands):

	Year ended March 31,
	2026	2025	2024
Net sales:
US	$2,349,884	$1,914,838	$2,080,693
International	92,665	85,330	97,556
Total	$2,442,549	$2,000,168	$2,178,249

Our long-lived assets include right-of-use assets, property and equipment-net, and, within the international entities of our financing business that we retained after selling our domestic financing business, operating leases-net, and equipment that has been returned to us at the termination of the lease. The geographic disaggregation of these balances was as follows (in thousands):

	March 31, 2026	March 31, 2025
Long-lived assets:
Right-of-use assets	$15,034	$17,857
Property and equipment-net	12,774	15,522
Total US	27,808	33,379
International	113	267
Total	$27,921	$33,646

Sales to Verizon Communications Inc. represented 24%, 17% and 19% of net sales for the years ended March 31, 2026, March 31, 2025, and March 31, 2024, respectively.

ePlus inc. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts
(Dollars in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Period
Allowance for sales returns: (1)
Year ended March 31, 2024	$1,264	$4,647	$(4,296)	$1,615
Year ended March 31, 2025	$1,615	$7,043	$(5,969)	$2,689
Year ended March 31, 2026	$2,689	$1,917	$(2,867)	$1,739

Allowance for credit losses:
Year ended March 31, 2024	$2,318	$371	$(140)	$2,549
Year ended March 31, 2025	$2,549	$1,732	$(379)	$3,902
Year ended March 31, 2026	$3,902	$483	$(1,361)	$3,024

Valuation for deferred taxes:
Year ended March 31, 2024	$112	$(42)	$-	$70
Year ended March 31, 2025	$70	$(7)	$-	$63
Year ended March 31, 2026	$63	$(49)	$-	$14

(1)
These amounts represent the gross profit effect of sales returns during the respective years. Expected merchandise returns after year-end for sales made before year-end were $10.7 million, $16.6 million, and $10.1 million as of March 31, 2026, 2025, and 2024, respectively.

S-1