Form 10-Q
period 2026-06-30
EPLUS INC
filed 2026-08-04
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of July 30, 2026, was 26,090,418.

ePlus inc. AND SUBSIDIARIES

2

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
●
supply chain issues, including a shortage of information technology (“IT”) component parts and products, and our vendors’ rapid and unpredictable price fluctuations relating thereto, or a customer’s or vendor’s cancellation of orders such as for, but not limited to, memory chips. These issues may increase our and the customer’s costs, decrease gross profit, cause a delay in fulfilling or inability to fulfill customer orders, increase our need for working capital, delay the completion of professional services, or require the purchase of IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;
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
●
our ability to remain secure during a cybersecurity attack or other IT outage, including disruptions in our, our vendors or a third party’s IT systems and data and audio communication networks;
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
●
the possibility of a reduction of vendor consideration provided to us;
●
our inability to identify merger and acquisition candidates, perform sufficient due diligence prior to completing mergers and acquisitions, successfully complete merger and acquisition transactions (including on favorable terms), successfully integrate a completed merger and/or acquisition, identify an opportunity for, or successfully complete, a business disposition, or achieve the operational and financial results we anticipate after a disposition;

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
●
cybersecurity attacks that may occur while employees work remotely and our ability to adequately train our personnel to prevent a cyber event;
●
exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of or in response to, legislation and regulatory matters;
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
●
our ability to predictably meet expectations of the investor and analyst community, including relative to our financial performance guidance that we provide, including based on our continuation of dividends and share repurchases;
●
our ability to create and implement comprehensive plans for the integration of sales forces, cost containment, asset rationalization, systems integration, and other key strategies following mergers and acquisitions; and
●
our ability to protect our intellectual property rights and successfully defend any challenges to the validity of our intellectual property or allegations that we are infringing upon any third-party intellectual property, and the costs associated with those actions, and, when appropriate, the costs associated with licensing required technology.

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

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2026	March 31, 2026
ASSETS

Current assets:
Cash and cash equivalents	$448,854	$410,769
Accounts receivable—trade, net	745,983	650,021
Accounts receivable—other, net	37,339	38,896
Inventories	145,958	200,888
Deferred costs	77,425	77,748
Other current assets	45,277	49,412
Total current assets	1,500,836	1,427,734

Deferred tax asset	8,952	8,955
Property, equipment, and other assets—net	97,605	100,039
Goodwill	202,885	202,880
Other intangible assets—net	56,779	61,344
TOTAL ASSETS	$1,867,057	$1,800,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$317,076	$264,605
Accounts payable—floor plan	112,549	119,693
Salaries and commissions payable	53,961	48,590
Contract liabilities	161,041	157,074
Other current liabilities	59,664	48,181
Total current liabilities	704,291	638,143

Contract liabilities—long-term	80,751	83,010
Other liabilities	9,980	10,829
TOTAL LIABILITIES	795,022	731,982

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding	-	-
Common stock, $0.01 per share par value; 50,000 shares authorized; 27,920 shares issued and 26,149 outstanding at June 30, 2026, and 27,765 shares issued and 26,299 outstanding at March 31, 2026	279	278
Additional paid-in capital	215,228	210,274
Treasury stock, at cost, 1,771 shares at June 30, 2026, and 1,466 shares at March 31, 2026	(127,126)	(101,944)
Retained earnings	979,212	956,000
Accumulated other comprehensive income—foreign currency translation adjustment	4,442	4,362
Total Stockholders' Equity	1,072,035	1,068,970
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,867,057	$1,800,952

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended June 30,
	2026	2025
Net sales
Product	$529,730	$526,466
Services	119,383	116,309
Total	649,113	642,775
Cost of sales
Product	418,610	414,477
Services	79,174	74,622
Total	497,784	489,099

Gross profit	151,329	153,676

Selling, general, and administrative	106,621	103,667
Depreciation and amortization	5,876	7,069
Operating expenses	112,497	110,736

Operating income	38,832	42,940

Other income, net	3,130	612

Earnings from continuing operations before tax	41,962	43,552

Provision for income taxes	11,683	11,538

Net earnings from continuing operations	30,279	32,014

Earnings from discontinued operations, net of tax (Note 13)	-	10,569

Net earnings	$30,279	$42,583

Earnings per common share—basic
Continuing operations	$1.17	$1.22
Discontinued operations	-	0.40
Earnings per common share—basic	$1.17	$1.62

Earnings per common share—diluted
Continuing operations	$1.16	$1.21
Discontinued operations	-	0.40
Earnings per common share—diluted	$1.16	$1.61

Weighted average common shares outstanding—basic	25,938	26,270
Weighted average common shares outstanding—diluted	26,062	26,381

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended June 30,
	2026	2025
NET EARNINGS	$30,279	$42,583

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	80	3,158

Other comprehensive income	80	3,158

TOTAL COMPREHENSIVE INCOME	$30,359	$45,741

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$30,279	$42,583
Less: Earnings from discontinued operations, net of tax	-	10,569
Net earnings from continuing operations	30,279	32,014

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,160	7,411
Provision for credit losses	326	596
Share-based compensation expense	3,121	2,663
Net loss on disposal of property and equipment	15	45
Changes in:
Accounts receivable	(94,855)	(186,096)
Inventories	54,856	19,803
Other assets	6,392	10,812
Accounts payable	52,227	(4,154)
Other liabilities	17,956	10,903
Net cash provided by (used in) operating activities of continuing operations	76,477	(106,003)
Net cash provided by operating activities of discontinued operations	-	7,036
Net cash provided by (used in) operating activities	76,477	(98,967)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	11
Purchases of property and equipment	(853)	(835)
Net cash used in investing activities of continuing operations	(853)	(824)
Net cash provided by investing activities of discontinued operations	-	156,681
Net cash provided by (used in) investing activities	(853)	155,857

Cash flows from financing activities:
Proceeds from issuance of common stock	1,834	1,757
Repurchase of common stock	(25,462)	(3,304)
Dividend payments	(7,072)	-
Net borrowings (repayments) on floor plan facility	(7,144)	39,888
Net cash provided by (used in) financing activities of continuing operations	(37,844)	38,341
Net cash used in financing activities of discontinued operations	-	(6,417)
Net cash provided by (used in) financing activities	(37,844)	31,924

Effect of exchange rate changes on cash	305	1,989

Net increase in cash and cash equivalents	38,085	90,803

Cash and cash equivalents, beginning of period	410,769	389,375

Cash and cash equivalents, end of period	$448,854	$480,178

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Three months ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$68
Cash paid for income taxes	$4,217	$3,128
Cash paid for amounts included in the measurement of lease liabilities	$1,655	$1,550

Schedule of non-cash investing and financing activities:
Purchases of property and equipment	$(273)	$(344)
Vesting of share-based compensation	$11,825	$9,369
Repurchase of common stock	$(287)	$-

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

ePlus inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three months ended June 30, 2026
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2026	26,299	$278	$210,274	$(101,944)	$956,000	$4,362	$1,068,970
Issuance of restricted stock awards	110	1	(1)	-	-	-	-
Issuance of performance stock units	19	-	-	-	-	-	-
Issuance of common stock	26	-	1,834	-	-	-	1,834
Share-based compensation	-	-	3,121	-	-	-	3,121
Repurchase of common stock	(305)	-	-	(25,182)	-	-	(25,182)
Dividends paid and accrued ($0.27 per share)	-	-	-	-	(7,067)	-	(7,067)
Net earnings	-	-	-	-	30,279	-	30,279
Foreign currency translation adjustment	-	-	-	-	-	80	80

Balance, June 30, 2026	26,149	$279	$215,228	$(127,126)	$979,212	$4,442	$1,072,035

	Three months ended June 30, 2025
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance, March 31, 2025	26,526	$276	$194,475	$(70,748)	$843,214	$3,441	$970,658
Issuance of restricted stock awards	119	1	(1)	-	-	-	-
Issuance of common stock	29	-	1,757	-	-	-	1,757
Share-based compensation	-	-	2,723	-	-	-	2,723
Repurchase of common stock	(47)	-	-	(3,304)	-	-	(3,304)
Net earnings	-	-	-	-	42,583	-	42,583
Foreign currency translation adjustment	-	-	-	-	-	3,158	3,158

Balance, June 30, 2025	26,627	$277	$198,954	$(74,052)	$885,797	$6,599	$1,017,575

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

Basis of Presentation — The unaudited consolidated financial statements include the accounts of ePlus inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounts of businesses acquired are included in the unaudited consolidated financial statements from the dates of acquisition. We reclassified certain previously reported amounts related to contract assets and contract liabilities in our consolidated balance sheets in this Quarterly Report on Form 10-Q to conform to current period presentation.

Interim Financial Statements — The unaudited consolidated financial statements for the three months ended June 30, 2026, and 2025, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three months ended June 30, 2026, and 2025, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2027, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2026 (“2026 Annual Report”).

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

Concentrations of Risk — A substantial portion of our sales are products from Cisco Systems, which represented approximately 25% and 26% of our net sales for the three months ended June 30, 2026, and 2025, respectively.

Significant Accounting Policies — The significant accounting policies used in preparing these consolidated financial statements were applied on a basis consistent with those reflected in our consolidated financial statements for the year ended March 31, 2026.

2. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of our fiscal year ended March 31, 2026, we identified misstatements in our previously issued consolidated financial statements for the fiscal years 2025 and 2024 that related to a misstatement of revenue from our Product segment that resulted from a miscalculation of accrued revenue. We assessed the impacts of the misstatements from both quantitative and qualitative perspectives and determined that the related impacts were not material, either individually or in the aggregate, to our previously issued consolidated financial statements. Notwithstanding the results of the assessment, we are revising our previously issued consolidated financial statements to correct these misstatements. Accordingly, all consolidated financial information contained in these consolidated financial statements and the accompanying notes has been revised to reflect the corrections. Previously reported financial information will be corrected in future filings, as applicable.

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of operations and consolidated statements of comprehensive income for the periods presented (in thousands, except per share data):

	Three months ended June 30, 2025
	As reported	Adjusted	As revised
Net sales - product	$521,006	$5,460	$526,466
Net sales	637,315	5,460	642,775
Gross profit	148,216	5,460	153,676
Selling, general, and administrative	104,947	(1,280)	103,667
Operating expenses	112,016	(1,280)	110,736
Operating income	36,200	6,740	42,940
Earnings from continuing operations before tax	36,812	6,740	43,552
Provision for income taxes	9,684	1,854	11,538
Net earnings from continuing operations	27,128	4,886	32,014
Net earnings	37,697	4,886	42,583
Total comprehensive income	40,855	4,886	45,741
Basic earnings per common share, continuing operations	1.03	0.19	1.22
Earnings per common share—basic	1.43	0.19	1.62
Diluted earnings per common share, continuing operations	1.03	0.18	1.21
Earnings per common share—diluted	1.43	0.18	1.61

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of cash flows for the periods presented (in thousands):

	Three months ended June 30, 2025
	As reported	Adjusted	As revised
Cash flows from operating activities:
Net earnings	$37,697	$4,886	$42,583
Net earnings from continuing operations	27,128	4,886	32,014
Share-based compensation expense	3,440	(777)	2,663
Accounts receivable	(181,382)	(4,714)	(186,096)
Other assets	8,958	1,854	10,812
Accounts payable	(4,844)	690	(4,154)
Other liabilities	12,842	(1,939)	10,903

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of stockholders’ equity for the periods presented (in thousands):

	Three months ended June 30, 2025
	As reported	Adjusted	As revised
Additional paid-in capital
Balance, beginning	$193,698	$777	$194,475
Share-based compensation	3,500	(777)	2,723
Retained earnings
Balance, beginning	850,956	(7,742)	843,214
Net earnings	37,697	4,886	42,583
Balance, ending	888,653	(2,856)	885,797
Total
Balance, beginning	977,623	(6,965)	970,658
Share-based compensation	3,500	(777)	2,723
Net earnings	37,697	4,886	42,583
Balance, ending	1,020,431	(2,856)	1,017,575

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. REVENUES

Accounts Receivable

Our accounts receivable—trade, net consists of accounts receivable recognized from contracts with customers. The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	June 30, 2026	March 31, 2026
Accounts receivable	$749,225	$653,045
Allowance for credit losses	(3,242)	(3,024)
Total accounts receivable—trade, net	$745,983	$650,021

As of June 30, 2026, and March 31, 2026, our accounts receivable—trade, net included $24.9 million and $8.6 million, respectively, of receivables due from financing partners in payment for our sale of customer receivables to them.

Additionally, as of June 30, 2026, and March 31, 2026, we had $2.9 million and $6.3 million, respectively, in receivables recognized from contracts with customers that we intend to sell to financing partners as part of other current assets in our consolidated balance sheet.

Contract Assets

Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time. We had contract assets of $17.7 million and $17.8 million as of June 30, 2026, and March 31, 2026, respectively. Our contract assets are included as part of other current assets in our consolidated balance sheet.

Contract Liabilities

Contract liabilities represent our obligation to transfer goods or services to a customer for which we have received consideration, or the amount is due from the customer. Our contract liabilities consist of our contract liabilities and contract liabilities—long-term in our consolidated balance sheets. Revenues recognized from the beginning contract liability balance were $49.5 million and $42.8 million for the three months ended June 30, 2026, and 2025, respectively.

Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2027	$84,752
Year ending March 31, 2028	49,952
Year ending March 31, 2029	30,958
Year ending March 31, 2030	11,572
Year ending March 31, 2031, and thereafter	4,538
Total remaining performance obligations	$181,772

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended June 30, 2026 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2026 (1)	$129,194	$63,782	$9,904	$202,880
Foreign currency translations	4	1	-	5
Balance, June 30, 2026 (1)	$129,198	$63,783	$9,904	$202,885

(1)
Balance is net of $4,644 thousand in accumulated impairments that were recorded in a segment that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

The only activity in our goodwill balance over the three months ended June 30, 2026, was foreign currency translation adjustments.

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

Other Intangible Assets

Our other intangible assets consist of intangible assets purchased through business combinations. The following table provides the composition of our other intangible assets as of June 30, 2026, and March 31, 2026 (in thousands):

	June 30, 2026			March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$165,364	$(114,969)	$50,395	$165,358	$(110,708)	$54,650
Trade names and other	9,109	(2,725)	6,384	9,108	(2,414)	6,694
Total	$174,473	$(117,694)	$56,779	$174,466	$(113,122)	$61,344

We generally amortize our customer relationships, trade names, and other purchased intangibles between 5 to 10 years.

Total amortization expense for purchased intangibles was $4.6 million and $5.5 million for the three months ended June 30, 2026, and June 30, 2025, respectively.

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses within accounts receivable—trade for the three months ended June 30, 2026, and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Beginning	$3,024	$3,902
Provision for credit losses	326	596
Write-offs and other	(108)	(1,179)
Ending	$3,242	$3,319

7. CREDIT FACILITY

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through a credit facility with Wells Fargo Commercial Distribution Finance, LLC (“WFCDF”). The WFCDF credit facility (the “WFCDF Credit Facility”) has a floor plan facility and a revolving credit facility.

Our credit facility is provided by a syndicate of banks for which WFCDF acts as administrative agent and consists of a discretionary senior secured floor plan facility in favor of the Borrowers in the aggregate principal amount of up to $500.0 million, together with a sub-limit for a revolving credit facility for up to $200.0 million. On June 20, 2025, the WFCDF Credit Facility was amended in anticipation of the sale of our financing business. The substantive terms of the WFCDF Credit Facility were not materially changed by such amendment.

Under the accounts payable floor plan facility, we had an outstanding balance of $112.5 million and $119.7 million as of June 30, 2026, and March 31, 2026, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

We use the floor plan to facilitate the purchase of inventory from designated vendors. WFCDF pays our vendors and provides us with extended payment terms. We pay down the floor plan facility on three specified dates each month, generally 45 to 60 days from the invoice date. Other than unused line fees, if applicable, we do not incur any interest or other incremental expenses for the floor plan facility. We are not involved in establishing the terms or conditions of the arrangements between our vendors and WFCDF.

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of June 30, 2026, or March 31, 2026.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of June 30, 2026, and March 31, 2026, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

The WFCDF Credit Facility had an initial one-year term, which automatically renews for successive one-year terms. However, either the Borrowers or WFCDF may terminate the WFCDF Credit Facility at any time by providing a written termination notice to the other party no less than 90 days prior to such termination.

The loss of the WFCDF Credit Facility could have a material adverse effect on our future results as we currently rely on this facility and its components for daily working capital and liquidity for our business and as an operational function of our accounts payable process.

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of June 30, 2026, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our unaudited consolidated statements of operations for the three months ended June 30, 2026, and 2025, respectively (in thousands, except per share data).

	Three months ended June 30,
	2026	2025
Net earnings attributable to common shareholders—basic and diluted
Continuing operations	$30,279	$32,014
Discontinued operations	-	10,569
Net earnings	$30,279	$42,583

Basic and diluted common shares outstanding:
Weighted average common shares outstanding—basic	25,938	26,270
Effect of dilutive shares	124	111
Weighted average shares common outstanding—diluted	26,062	26,381

Earnings per common share—basic
Continuing operations	$1.17	$1.22
Discontinued operations	-	0.40
Earnings per common share—basic	$1.17	$1.62

Earnings per common share—diluted
Continuing operations	$1.16	$1.21
Discontinued operations	-	0.40
Earnings per common share—diluted	$1.16	$1.61

10. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 7, 2025, our Board of Directors (“Board”) authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025. Previously, on May 18, 2024, our Board authorized the repurchase of up to 1,250,000 shares of our outstanding common stock over a 12-month period that began on May 28, 2024 and terminated on May 27, 2025. Under each authorized share repurchase program, when such program is in place, we may make purchases from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the three months ended June 30, 2026, we purchased 251,287 shares of our outstanding common stock at a value of $20.8 million under the share repurchase plan; we also purchased 52,927 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock awards and performance stock units.

During the three months ended June 30, 2025, we repurchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock awards.

On August 4, 2026, our Board authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a 12-month period commencing on August 11, 2026.

11. SHARE-BASED COMPENSATION

Share-Based Plans

During the three months ended June 30, 2026, we had share-based awards outstanding under the following plans: (1) the 2024 Non-Employee Director Long-Term Incentive Plan (the “2024 Director LTIP”) and (2) the 2021 Employee Long-Term Incentive Plan (the “2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

Restricted Stock Activity

For the three months ended June 30, 2026, we granted 283 restricted shares under the 2024 Director LTIP and 111,773 restricted shares under the 2021 Employee LTIP. For the three months ended June 30, 2025, we granted 351 restricted shares of our stock under the 2024 Director LTIP, and 121,844 restricted shares of our stock under the 2021 Employee LTIP.

The following table provides a summary of the unvested restricted shares for the three months ended June 30, 2026:

	Number of shares	Weighted average grant-date fair value
Unvested April 1, 2026	252,226	$69.58
Granted	112,056	$83.07
Vested	(124,262)	$66.39
Forfeited	(1,713)	$69.80
Unvested June 30, 2026	238,307	$77.59

Performance Stock Units

We have granted Performance Stock Units (“PSUs”) to certain executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets.

The following table provides a summary of the unvested PSUs for the three months ended June 30, 2026:

	Number of units	Weighted average grant-date fair value
Unvested April 1, 2026	72,629	$73.63
Vested	(18,417)	$61.17
Unvested June 30, 2026	54,212	$77.87

Employee Stock Purchase Plan

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may collectively purchase up to an aggregate of 2.50 million shares of our stock. Employees in the ESPP contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the three months ended June 30, 2026, and 2025, we issued 25,930 shares at a weighted average price of $70.75 per share and 28,665 shares at a weighted average price of $61.29 per share, respectively, under the ESPP. As of June 30, 2026, there were 2.29 million shares remaining under the ESPP.

Compensation Expense

The following table provides a summary of our total share-based compensation expense for continuing operations, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three months ended June 30, 2026, and 2025, respectively (in thousands):

	Three months ended June 30,
	2026	2025
Share-based compensation expense	$3,121	$2,663
Income tax benefit	(868)	(706)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of June 30, 2026, the total unrecognized compensation expense related to unvested restricted stock was $17.5 million, which is expected to be recognized over a weighted-average period of 33 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended June 30, 2026, and 2025, were $1.6 million and $1.5 million, respectively.

12. INCOME TAXES

Our provision for income tax expense was $11.7 million for the three months ended June 30, 2026, as compared to $11.5 million for the same three-month period in the prior year. Our effective tax rate for the three months ended June 30, 2026, and June 30, 2025, was 27.8% and 26.5%, respectively. The effective tax rate for the three months ended June 30, 2026, and June 30, 2025, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible executive compensation.

13. DISCONTINUED OPERATIONS

On June 30, 2025, (the “Closing Date” or the “Closing”), we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its US subsidiaries, we sold our domestic financing business that comprised most of our financing business segment.

As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are presenting the results of our domestic financing business as discontinued operations.

In the Sale Transaction, we received net cash proceeds of $164.2 million, consisting of initial net cash proceeds of $156.7 million delivered in June 2025 and $7.5 million delivered in March 2026 upon settlement of the final purchase price adjustment. Our initial net cash proceeds of $156.7 million consisted of cash proceeds of $180.1 million less cash transferred with HoldCo of $23.4 million.

Additionally, we also recognized a receivable for contingent consideration that had an initial fair value of $13.5 million. See Note 14, “Fair Value of Financial Instruments” for a discussion of our contingent consideration asset. After settling the final purchase price adjustment, we have a $0.2 million payable related to the Sale Transaction.

We incurred approximately $4.0 million in transaction costs during our quarter ended June 30, 2025, which is netted against the gain on sale of HoldCo before income taxes.

In our year ended March 31, 2026, we recognized a gain on sale before taxes of $3.8 million consisting of an initial gain on sale of $4.4 million that was recognized in our quarter ended June 30, 2025 less an adjustment of $0.6 million that was recognized in our quarter ended March 31, 2026, due to concessions offered to the buyer related to settling the final purchase price adjustment.

The following table provides our operating results of discontinued operations for the three months ended June 30, 2025 (in thousands):

Three months ended June 30, 2025
Net sales	$15,811
Cost of sales	1,734
Gross profit	14,077

Selling, general, and administrative	3,599
Interest and financing costs	450
Operating expenses	4,049

Operating income	10,028

Other income—net	211

Earnings before gain from sale and income taxes	10,239
Gain from sale of HoldCo before income taxes	4,368
Earnings before income taxes	14,607

Provision for income taxes	4,038

Earnings from discontinued operations, net of tax	$10,569

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of June 30, 2026, and March 31, 2026 (in thousands):

		Fair value measurement using
	Recorded amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2026
Assets:
Money market funds	$333,042	$333,042	$-	$-
Contingent receivable	$9,330	$-	$-	$9,330
Receivables held for sale	$2,910	$2,910	$-	$-

March 31, 2026
Assets:
Money market funds	$276,019	$276,019	$-	$-
Contingent receivable	$9,330	$-	$-	$9,330
Receivables held for sale	$6,310	$6,310	$-	$-

Our contingent receivable was part of the consideration that we received from our sale of HoldCo. Through the agreement for the sale of HoldCo, we may earn and receive Holdback Premium (as defined below) payments and two different types of Earn-Outs (as defined below, and together with the Holdback Premium the “Contingent Consideration”) based on the post-Closing performance of the HoldCo Group (as defined below), as operated by PEAC Solutions. We estimated the fair value of each element of the Contingent Consideration using a Monte Carlo simulation model. We recognize the short-term and long-term portions of the receivable for the Contingent Consideration as part of other current assets and property, equipment, and other assets—net, respectively, in our consolidated balance sheet.

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

The following table provides reportable segment information (in thousands):

	Three months ended June 30,
	2026	2025
Net sales:
Product	$529,603	$526,355
Professional services	68,081	71,729
Managed services	51,302	44,580
Total reportable segments	648,986	642,664
Other	127	111
Total	649,113	642,775

Cost of sales:
Product	418,536	414,413
Professional services	42,937	43,576
Managed services	36,237	31,046
Total reportable segments	497,710	489,035
Other	74	64
Total	497,784	489,099

Gross profit:
Product	111,067	111,942
Professional services	25,144	28,153
Managed services	15,065	13,534
Total reportable segments	151,276	153,629
Other	53	47
Total	$151,329	$153,676

Disaggregation of Revenue

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended June 30, 2026
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$484,139	$-	$-	$484,139
Transferred at a point in time as agent	45,464	-	-	45,464
Transferred over time as principal	-	68,081	51,302	119,383
Total revenue from contracts with customers	$529,603	$68,081	$51,302	$648,986

	Three months ended June 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$479,965	$-	$-	$479,965
Transferred at a point in time as agent	46,390	-	-	46,390
Transferred over time as principal	-	71,729	44,580	116,309
Total revenue from contracts with customers	$526,355	$71,729	$44,580	$642,664

The following table provides a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Three months ended June 30,
	2026	2025
Customer end market:
Telecom, media & entertainment	$138,697	$184,979
Technology	117,999	82,747
SLED	79,856	90,562
Healthcare	79,197	74,291
Financial services	73,386	47,500
Retail	34,923	31,971
All others	124,928	130,614
Total revenue from contracts with customers	$648,986	$642,664

Type:
Product segment:
Networking	$223,721	$218,202
Cloud	180,748	206,996
Security	78,265	61,107
Collaboration	15,492	11,757
Other	31,377	28,293
Total product segment	529,603	526,355
Professional services segment	68,081	71,729
Managed services segment	51,302	44,580
Total revenue from contracts with customers	$648,986	$642,664

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The below is intended to provide context to our consolidated financial condition and results of continuing operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2026 (“2026 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2026 Annual Report, as well as those described in our other filings with the SEC.

We have revised our results to reflect the correction of certain misstatements in previously issued financial statements for the three months ended June 30, 2025, which we determined are not material either individually or in aggregate. Please see Note 2, “Revision of Previously Issued Consolidated Financial Statements” in the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

EXECUTIVE OVERVIEW

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

On June 30, 2025, we completed the sale of 100% of the membership interests of Expo Holdings, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“HoldCo”), to Marlin Leasing Corporation, a Delaware corporation (d/b/a PEAC Solutions) pursuant to the terms of the Membership Interest Purchase Agreement, dated June 20, 2025 (the “Sale Transaction”). By selling HoldCo, together with its US subsidiaries, we sold our domestic financing business that comprised most of our financing business segment, which is a business that finances information technology equipment, software and related services for customers. We continue to own the international entities in the financing business.

Our sale of HoldCo positions us to focus on being a technology solutions provider and represents a strategic shift in our operations. As a result of the Sale Transaction, we determined that the domestic financing business that was sold met the definition of discontinued operations. Consequently, for all periods presented in these financial statements, we are presenting the results of our domestic financing business as discontinued operations. In our unaudited consolidated statements of operations for all periods, we present the operating results of our domestic financing business in earnings from discontinued operations. After the Sale Transaction, our remaining three reportable segments are product, professional services, and managed services, which we formerly referred to collectively as our technology business. Please refer to Note 13, “Discontinued Operations” in the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for further information.

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

●
There is a worldwide shortage of memory chips due to the demand for AI-ready products, which is also causing rapid price increases across many IT products. Like others, we may experience ongoing supply constraints for memory chips that may affect: lead times for delivery of products; our having to carry more inventory for longer periods; the costs of products for us and our customers; vendor return and cancellation policies and our ability to meet customer demands. We continue to work closely with our vendors to mitigate disruptions outside our control. Despite these actions, we believe extended lead times and price increases will likely persist for at least the next few quarters.

●
Our customers’ top focus areas include AI, security, and cloud solutions, as well as digital transformation and modernization. We have developed advisory services, assessments, solutions, and professional and managed services to meet these priorities and help our customers attain and maintain their desired outcomes.

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

Key Business Metrics

Our management monitors several financial and non-financial measures and ratios on a regular basis to track the progress of our business. We believe that the most important of these measures and ratios include net sales, gross profit, gross profit margin, operating income, net earnings, and net earnings per common share, in each case based on information prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”), as well as the non-GAAP financial measures and ratios, including Adjusted EBITDA, Adjusted EBITDA margin, Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share - diluted.

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

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Three months ended June 30,
	2026	2025
Financial metrics
Net sales	$649,113	$642,775

Gross profit	$151,329	$153,676
Gross profit margin	23.3%	23.9%

Selling, general, and administrative	$106,621	$103,667
Depreciation and amortization	5,876	7,069
Operating expenses	$112,497	$110,736

Operating income	$38,832	$42,940
Operating income margin	6.0%	6.7%

Net earnings from continuing operations	$30,279	$32,014
Net earnings from continuing operations margin	4.7%	5.0%
Net earnings from continuing operations per common share - diluted	$1.16	$1.21

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$33,325	$37,477
Non-GAAP: Net earnings from continuing operations per common share - diluted (1)	$1.28	$1.41

Adjusted EBITDA (2)	$47,829	$52,672
Adjusted EBITDA margin (2)	7.4%	8.2%

Operational metrics
Gross billings: (3)
Cloud	$288,842	$312,017
Networking	258,728	268,732
Security	219,767	190,045
Collaboration	25,717	22,777
Other	47,857	51,446
Product gross billings	840,911	845,017
Service gross billings	116,224	107,748
Total gross billings	$957,135	$952,765

(1)
Non -GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted are based on net earnings from continuing operations calculated in accordance with US GAAP, adjusted to exclude other (income) expense, net, share-based compensation, acquisition related amortization expense, and the related tax effects.

We believe that the exclusion of other income and acquisition related amortization expense in calculating Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted provides management and investors a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in understanding and evaluating our operating results. We use Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of non-GAAP information as an analytical tool has limitations and should not be considered in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculation of Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Three months ended June 30,
	2026	2025
GAAP: Earnings from continuing operations before tax	$41,962	$43,552
Share-based compensation	3,121	2,663
Acquisition related amortization expense	4,565	5,548
Other (income), net	(3,130)	(612)
Non-GAAP: Earnings from continuing operations before provision for income taxes	46,518	51,151

GAAP: Provision for income taxes	11,683	11,538
Share-based compensation	885	712
Acquisition related amortization expense	1,295	1,473
Other (income), net	(888)	(163)
Tax benefit on restricted stock	218	114
Non-GAAP: Provision for income taxes	13,193	13,674

Non-GAAP: Net earnings from continuing operations	$33,325	$37,477

	Three months ended June 30,
	2026	2025
GAAP: Net earnings from continuing operations per common share—diluted	$1.16	$1.21

Share-based compensation	0.09	0.07
Acquisition related amortization expense	0.13	0.15
Other (income), net	(0.09)	(0.02)
Tax benefit on restricted stock	(0.01)	-
Total non-GAAP adjustments—net of tax	0.12	0.20

Non-GAAP: Net earnings from continuing operations per common share—diluted	$1.28	$1.41

(2)
We define Adjusted EBITDA as net earnings from continuing operations calculated in accordance with US GAAP, adjusted for the following: depreciation and amortization, share-based compensation, provision for income taxes, and other (income), net. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings from continuing operations, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We believe that these exclusions in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors with a useful measure for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in the understanding and evaluation of our operating results. We use Adjusted EBITDA as a supplemental measure of our performance to gain and provide insight into our operating performance and performance trends. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin, or similarly titled measures, differently which may reduce their usefulness as comparative measures.

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three months ended June 30,
	2026	2025
GAAP: Net earnings from continuing operations	$30,279	$32,014
Provision for income taxes	11,683	11,538
Share-based compensation	3,121	2,663
Depreciation and amortization	5,876	7,069
Other (income), net	(3,130)	(612)
Non-GAAP: Adjusted EBITDA	$47,829	$52,672

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns, credit memos, and sales or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

Results of Operations

The three months ended June 30, 2026, compared to the three months ended June 30, 2025

Net sales: Net sales for the three months ended June 30, 2026, increased $6.3 million compared to the three months ended June 30, 2025, due to increased net sales to customers in the technology, healthcare, retail, and financial services industries, offset by decreased net sales to customers in the telecom, media and entertainment, and SLED industries. Our increase in net sales was primarily driven by large small and mid-market customers. For further information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the three months ended June 30, 2026, decreased $2.3 million compared to the prior three-month period due to decreases in net sales in our professional services segment, offset by increases in our product segment and managed services segment. Overall, gross profit margin decreased 60 basis points year over year to 23.3%, primarily due to lower margins in all three segments and a lower proportion of sales of third-party maintenance and subscriptions that are recognized on a net basis, offset by an increase to vendor consideration. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the three months ended June 30, 2026, increased $3.0 million, compared to the three months ended June 30, 2025.

Salaries and benefits, including variable compensation and share-based compensation for the three months ended June 30, 2026, increased $1.0 million, compared to the same three-month period in the prior year, primarily due to increased headcount of employees whose costs are included in continuing operations, offset by a decrease in variable compensation commensurate with the decrease in our gross profit. As of June 30, 2026, we had 2,171 employees, an increase of 33 from 2,138 employees as of June 30, 2025.

General and administrative expenses for the three months ended June 30, 2026, increased $2.3 million as compared to the prior three-month period, mainly driven by higher third-party consultant fees and legal fees.

Provision for credit losses for the three months ended June 30, 2026, was $0.3 million, as compared to $0.6 million for the prior three-month period. Our lower provision for credit losses for the three months ended June 30, 2026, was due to favorable changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2026, decreased compared to the three months ended June 30, 2025, primarily due to decreased acquisition related amortization expense.

Operating income: As a result of the foregoing, operating income for the three months ended June 30, 2026, decreased $4.1 million compared to the prior three-month period, and operating income margin decreased by 70 basis points to 6.0%.

Other income, net: Other income, net for the three months ended June 30, 2026, was $3.1 million, compared to $0.6 million for the three months ended June 30, 2025. Higher other income was driven by increased interest income and decreased foreign exchange losses. We had $3.3 million in interest income for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025. We had foreign exchange losses of $0.2 million for the three months ended June 30, 2026, compared to losses of $1.5 million for the same three-month period in the prior year.

Provision for income taxes: Our provision for income tax expense was $11.7 million for the three months ended June 30, 2026, as compared to $11.5 million for the same three-month period in the prior year. Our effective tax rate for the three months ended June 30, 2026, was 27.8%, compared with 26.5%, for the same three- month period in the prior year. Our effective income tax rate for the three months ended June 30, 2026, was higher compared to the same three-month period in the prior year primarily due to higher state and local taxes and higher non-deductible executive compensation in the current three-month period.

Net earnings from continuing operations: Net earnings from continuing operations for the three months ended June 30, 2026, were $30.3 million, a decrease of $1.7 million, as compared to $32.0 million for the same three-month period in the prior year. The net earnings decrease was due to the decrease in operating profits, offset by an increase in other income.

Net earnings from discontinued operations, net of tax: Net earnings from discontinued operations, net of tax for the three months ended June 30, 2025, were $10.6 million. There were no discontinued operations transactions during the three months ended June 30, 2026.

Net earnings: Due to the aforementioned reasons, net earnings for the three months ended June 30, 2026, were $30.3 million, a decrease of $12.3 million, as compared to $42.6 million for the same three-month period in the prior year.

Segment Overview

Following the divestiture of our domestic financing business in the Sale Transaction, we organize our business into three reportable segments (which we formerly referred to collectively as the technology business):

●
Product segment: Our product segment consists of the sale of third-party hardware, third-party perpetual and subscription software, and third-party maintenance, software assurance, and other third-party services. The product segment also includes internet-based business-to-business supply chain management solutions for IT products. We utilize vendor programs to obtain vendor consideration to minimize our cost of sales.

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

Segment Results of Operations

The three months ended June 30, 2026, compared to the three months ended June 30, 2025

The results of operations for our segments were as follows (dollars in thousands):

	Three months ended June 30,
	2026	2025
Financial metrics
Net sales:
Product segment	$529,603	$526,355
Professional services segment	68,081	71,729
Managed services segment	51,302	44,580
Total reportable segments	648,986	642,664
Other	127	111
Total	$649,113	$642,775

Gross profit:
Product segment	$111,067	$111,942
Professional services segment	25,144	28,153
Managed services segment	15,065	13,534
Total reportable segments	151,276	153,629
Other	53	47
Total	$151,329	$153,676

Gross profit margin:
Product segment	21.0%	21.3%
Professional services segment	36.9%	39.2%
Managed services segment	29.4%	30.4%

Net sales by customer end market:
Telecom, media & entertainment	$138,697	$184,979
Technology	117,999	82,747
SLED	79,856	90,562
Healthcare	79,197	74,291
Financial services	73,386	47,500
Retail	34,923	31,971
All others	124,928	130,614
Total reportable segments	$648,986	$642,664

Net sales by type:
Networking	$223,721	$218,202
Cloud	180,748	206,996
Security	78,265	61,107
Collaboration	15,492	11,757
Other	31,377	28,293
Total products segment	529,603	526,355
Professional services segment	68,081	71,729
Managed services segment	51,302	44,580
Total reportable segments	$648,986	$642,664

Net sales:

Product segment sales for the three months ended June 30, 2026, increased compared to the same three-month period in the prior year, due to increases in revenue from networking, security, and collaboration products, offset by a decrease in cloud products. These increases were driven by the timing of purchases by existing customers, which are determined by their buying cycles and the timing of specific IT-related initiatives. Contributing to the increase, the proportion of our sales that were sales of third-party maintenance and subscriptions that are recognized on a net basis decreased for the three months ended June 30, 2026, compared to the same period in the prior year.

Professional services segment sales for the three months ended June 30, 2026, decreased compared to the same three-month period in the prior year, primarily due to decreases in revenues from project services and staff augmentation.

Managed services segment sales for the three months ended June 30, 2026, increased compared to the same three- month period in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in enhanced maintenance support and cloud services.

Gross profit margin:

Product segment gross profit margin for the three months ended June 30, 2026, decreased by 30 basis points from the same three-month period in the prior year due to a shift in product mix and a lower proportion of our sales that were sales of third-party maintenance and subscriptions which are recorded on a net basis, offset by an increase in vendor consideration. Vendor consideration earned as a percentage of sales for the three months ended June 30, 2026, increased by 90 basis points.

Professional services segment gross profit margin for the three months ended June 30, 2026, decreased by 230 basis points, from the same three-month period in the prior year primarily due to the use of a higher proportion of third parties for delivery and lower revenue from professional services.

Managed services segment gross profit margin for the three months ended June 30, 2026, decreased by 100 basis points, from the same three-month period in the prior year, mainly driven by a decrease in gross profit margin from our managed services offerings due to increased third-party costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended June 30, 2026, and 2025 (in thousands):

	Three months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities of continuing operations	$76,477	$(106,003)
Net cash provided by operating activities of discontinued operations	-	7,036
Net cash provided by (used in) operating activities	76,477	(98,967)

Net cash used in investing activities of continuing operations	(853)	(824)
Net cash provided by investing activities of discontinued operations	-	156,681
Net cash provided by (used in) investing activities	(853)	155,857

Net cash provided by (used in) financing activities of continuing operations	(37,844)	38,341
Net cash used in financing activities of discontinued operations	-	(6,417)
Net cash provided by (used in) financing activities	(37,844)	31,924

Effect of exchange rate changes on cash	305	1,989

Net increase in cash and cash equivalents	$38,085	$90,803

Cash flows from operating activities: During the three months ended June 30, 2026, we provided $76.5 million through operating activities primarily due to a decrease in inventories and an increase in our accounts payable, offset by net earnings and an increase in accounts receivable. During the three months ended June 30, 2025, we used $106.0 million through operating activities of continuing operations primarily due to an increase in our accounts receivable, partially offset by net earnings and a decrease in our inventories.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle:

	As of June 30,
	2026	2025
(DSO) Days sales outstanding (1)	64	58
(DIO) Days inventory outstanding (2)	22	14
(DPO) Days payable outstanding (3)	(45)	(46)
Cash conversion cycle	41	26

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

Our cash conversion cycle increased to 41 days as of June 30, 2026, as compared to 26 days as of June 30, 2025. Our standard payment term for customers is between 30-60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased 6 days to 64 days as of June 30, 2026, compared to 58 days as of June 30, 2025, reflecting higher sales to customers with terms greater than 60 days. Our DIO increased to 22 days as of June 30, 2026, compared to 14 days as of June 30, 2025, due to longer customer delivery schedules. Our DPO increased by 1 day to 45 days as of June 30, 2026, as compared to 46 days as of June 30, 2025. Invoices processed through our credit facility, or the accounts payable-floor plan balance, are typically paid within 45-60 days from the invoice date, while accounts payable trade invoices are typically paid around 30-45 days from the invoice date.

Cash flows related to investing activities: During the three months ended June 30, 2026, we used $0.9 million through investing activities consisting of purchases of property and equipment. During the three months ended June 30, 2025, we used $0.8 million through investing activities of continuing operations consisting primarily of purchases of property and equipment, and provided $156.7 million through investing activities of discontinued operations, consisting of cash proceeds from our sale of HoldCo of $180.1 million less cash transferred with the HoldCo entities of $23.4 million.

Cash flows from financing activities: During the three months ended June 30, 2026, we used $37.8 million through financing activities. We had cash outflows of $25.5 million to repurchase outstanding shares of our common stock, $7.1 million paid for dividends, and $7.1 million in net repayments on our floor plan facility. These cash outflows were partially offset by cash inflows of $1.8 million in proceeds from the issuance of common stock to employees under our employee stock purchase plan.

During the three months ended June 30, 2025, we provided $38.3 million from financing activities of continuing operations consisting of $1.8 million in proceeds from the issuance of common stock to employees under an employee stock purchase plan, and $39.9 million in net borrowings on the floor plan component of our credit facility, partially offset by $3.3 million in cash used to repurchase outstanding shares of our common stock.

Credit Facility

We finance the operations of our subsidiaries ePlus Technology, inc. and ePlus Technology Services, inc. (collectively, the “Borrowers”) through the WFCDF Credit Facility. The WFCDF Credit Facility has a floor plan facility and a revolving credit facility.

Please refer to Note 7, “Credit Facility” in the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements” for additional information concerning our WFCDF Credit Facility.

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

As of June 30, 2026, and March 31, 2026, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $112.5 million and $119.7 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: As of June 30, 2026, and March 31, 2026, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility was $200.0 million as of both June 30, 2026, and March 31, 2026.

Dividends

A summary of fiscal year-to-date dividend activity for our common stock is as follows:

Dividend amount	Declaration date	Record date	Payment date
$0.27	May 28, 2026	June 17, 2026	June 30, 2026

On August 4, 2026, we announced that our Board of Directors (“Board”) declared a quarterly dividend. The quarterly cash dividend of $0.27 per common share will be paid on September 16, 2026, to shareholders of record as of the close of business on August 25, 2026.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2026, we were not involved in any unconsolidated special purpose entity transactions.

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

Our quarterly results of operations are susceptible to fluctuations for several reasons, including, but not limited to currency fluctuations, reduction in IT spending by our customers and potential customers, shortages of products from our vendors, the timing and mix of specific transactions, the reduction of vendor consideration programs, and other factors. See Part I, Item 1A, “Risk Factors,” in our 2026 Annual Report, as supplemented in subsequently filed reports.

We believe that comparisons of quarterly results of our operations are not necessarily meaningful and that results for one quarter should not be relied upon as an indication of future performance.

Critical Accounting Estimates

Our critical accounting estimates have not changed from those reported in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2026 Annual Report.

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

Item 4.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.
LEGAL PROCEEDINGS

Please refer to Note 8, “Commitment and Contingencies” in the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

Item 1A.
RISK FACTORS

There has not been any material change in the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended June 30, 2026.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2026 through April 30, 2026	89,500	$81.39	89,500	1,047,600
May 1, 2026 through May 31, 2026	74,000	$85.37	74,000	973,600
June 1, 2026 through June 30, 2026	140,714	$82.31	87,787	885,813
Total	304,214		251,287

(1)
All shares were acquired in open-market purchases.
(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. On August 7, 2025, our Board authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2025.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” in our Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
OTHER INFORMATION

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Additionally, certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(e) under the Exchange Act.

Item 6.
EXHIBITS

Exhibit 10.1 is a management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description

3.1
ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 18, 2023. (Incorporated herein by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023).

3.2	Amended and Restated Bylaws of ePlus inc., as of February 17, 2026. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 17, 2026).

10.1	Form of Restricted Stock Award Agreement (for awards granted to U.S. employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan)

10.2	Form of Restricted Stock Award Agreement (for awards granted to U.K. employees under and subject to the provisions of the ePlus inc. 2021 Employee Long-Term Incentive Plan)

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: August 4, 2026	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2026	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)