Form 10-Q
period 2026-09-30
EPLUS INC
filed 2026-11-05
CIK 1022408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes ☐ No ☒

The number of shares of common stock outstanding as of November 2, 2026, was 25,978,588.

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
●
supply chain issues, including a shortage of information technology (“IT”) component parts and products, and our vendors’ corresponding rapid and unpredictable price fluctuations, or a customer’s or vendor’s cancellation of orders such as for, but not limited to, memory chips. These issues may increase our and our customer’s costs, decrease gross profit, cause a delay in fulfilling or inability to fulfill customer orders, increase our need for working capital, delay the completion of professional services, or require the purchase of IT products or services needed to support our internal infrastructure or operations, resulting in an adverse impact on our financial results;
●
significant adverse changes in our relationship with one or more of our larger customer accounts or vendors, including decreased account profitability, reductions in contracted services, or a loss of such relationships;
●
risks relating to artificial intelligence (“AI”), including the use or capabilities of AI and emerging laws, rules and regulations related to AI and data centers;
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
●
increases in our costs including wages and our ability to increase our prices to our customers as a result, or negative financial impacts due to the pricing arrangements we have with our customers;
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
●
exposure to changes in, interpretations of, or enforcement trends in, and customer and vendor actions in anticipation of, or in response to, legislation and regulatory matters;
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
●
our ability to raise capital, maintain or increase, as needed, our lines of credit with vendors or our floor plan facility, or the related effect of those matters on our common stock price;
●
our ability to predictably meet expectations of the investor and analyst community, including relative to our financial performance guidance that we provide, including based on the continuation of our regular dividend issuance and share repurchases;
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

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties. For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Part II, Item 1A, “Risk Factors” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report, as well as other reports that we file with the Securities and Exchange Commission (the “SEC”).

PART I. FINANCIAL INFORMATION

Item 1.
Financial Statements

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2026	March 31, 2026
ASSETS

Current assets:
Cash and cash equivalents	$380,891	$410,769
Accounts receivable—trade, net	746,906	650,021
Accounts receivable—other, net	45,515	38,896
Inventories	271,353	200,888
Deferred costs	78,296	77,748
Other current assets	86,216	49,412
Total current assets	1,609,177	1,427,734

Deferred tax asset	8,952	8,955
Property, equipment, and other assets—net	105,334	100,039
Goodwill	212,093	202,880
Other intangible assets—net	59,830	61,344
TOTAL ASSETS	$1,995,386	$1,800,952

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities:
Accounts payable	$383,412	$264,605
Accounts payable—floor plan	139,227	119,693
Salaries and commissions payable	51,896	48,590
Contract liabilities	180,794	157,074
Other current liabilities	52,992	48,181
Total current liabilities	808,321	638,143

Contract liabilities—long-term	77,344	83,010
Other liabilities	13,303	10,829
TOTAL LIABILITIES	898,968	731,982

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 per share par value; 2,000 shares authorized; none outstanding for both periods	-	-
Common stock, $0.01 per share par value; 75,000 shares authorized, 27,919 shares issued and 26,000 outstanding at September 30, 2026, and 50,000 shares authorized, 27,765 shares issued and 26,299 outstanding at March 31, 2026	279	278
Additional paid-in capital	219,330	210,274
Treasury stock, at cost, 1,919 shares at September 30, 2026, and 1,466 shares at March 31, 2026	(140,226)	(101,944)
Retained earnings	1,012,561	956,000
Accumulated other comprehensive income—foreign currency translation adjustment	4,474	4,362
Total Stockholders' Equity	1,096,418	1,068,970
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,995,386	$1,800,952

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net sales
Product	$547,117	$485,065	$1,076,847	$1,011,531
Services	120,807	123,761	240,190	240,070
Total	667,924	608,826	1,317,037	1,251,601
Cost of sales
Product	406,112	366,066	824,722	780,543
Services	81,527	80,636	160,701	155,258
Total	487,639	446,702	985,423	935,801

Gross profit	180,285	162,124	331,614	315,800

Selling, general, and administrative	118,032	106,479	224,653	210,146
Depreciation and amortization	5,726	6,810	11,602	13,879
Operating expenses	123,758	113,289	236,255	224,025

Operating income	56,527	48,835	95,359	91,775

Other income (expense), net	(527)	5,163	2,603	5,775

Earnings from continuing operations before tax	56,000	53,998	97,962	97,550

Provision for income taxes	15,617	15,838	27,300	27,376

Net earnings from continuing operations	40,383	38,160	70,662	70,174

Earnings (loss) from discontinued operations, net of tax (Note 13)	-	(3,305)	-	7,264

Net earnings	$40,383	$34,855	$70,662	$77,438

Earnings per common share—basic
Continuing operations	$1.56	$1.45	$2.73	$2.67
Discontinued operations	-	(0.13)	-	0.28
Earnings per common share—basic	$1.56	$1.32	$2.73	$2.95

Earnings per common share—diluted
Continuing operations	$1.56	$1.45	$2.72	$2.66
Discontinued operations	-	(0.13)	-	0.28
Earnings per common share—diluted	$1.56	$1.32	$2.72	$2.94

Weighted average common shares outstanding—basic	25,835	26,362	25,887	26,316
Weighted average common shares outstanding—diluted	25,911	26,406	25,997	26,407

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
NET EARNINGS	$40,383	$34,855	$70,662	$77,438

OTHER COMPREHENSIVE INCOME, NET OF TAX:

Foreign currency translation adjustments	32	(1,202)	112	1,956

Other comprehensive income (loss)	32	(1,202)	112	1,956

TOTAL COMPREHENSIVE INCOME	$40,415	$33,653	$70,774	$79,394

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$70,662	$77,438
Less: Earnings from discontinued operations, net of tax	-	7,264
Net earnings from continuing operations	70,662	70,174

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,094	14,525
Provision for credit losses	(139)	190
Share-based compensation expense	7,223	5,721
Deferred taxes	-	522
Net loss on disposal of property and equipment	37	59
Changes in:
Accounts receivable	(91,513)	(167,669)
Inventories	(70,422)	(33,477)
Other assets	(42,936)	(5,618)
Accounts payable	107,967	(42,666)
Other liabilities	26,093	20,616
Net cash provided by (used in) operating activities of continuing operations	19,066	(137,623)
Net cash provided by operating activities of discontinued operations	-	3,881
Net cash provided by (used in) operating activities	19,066	(133,742)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	16
Purchases of property and equipment	(2,396)	(1,829)
Cash used in acquisitions, net of cash acquired	(15,884)	-
Net cash used in investing activities of continuing operations	(18,280)	(1,813)
Net cash provided by investing activities of discontinued operations	-	156,681
Net cash provided by (used in) investing activities	(18,280)	154,868

Cash flows from financing activities:
Proceeds from issuance of common stock	1,834	1,757
Repurchase of common stock	(38,533)	(7,353)
Dividend payments	(14,070)	(6,592)
Net borrowings on floor plan facility	19,534	9,006
Net cash used in financing activities of continuing operations	(31,235)	(3,182)
Net cash used in financing activities of discontinued operations	-	(6,417)
Net cash used in financing activities	(31,235)	(9,599)

Effect of exchange rate changes on cash	571	1,255

Net increase (decrease) in cash and cash equivalents	(29,878)	12,782

Cash and cash equivalents, beginning of period	410,769	389,375

Cash and cash equivalents, end of period	$380,891	$402,157

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)

	Six months ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$93
Cash paid for income taxes	$30,006	$18,535
Cash paid for amounts included in the measurement of lease liabilities	$3,380	$3,224

Schedule of non-cash investing and financing activities:
Purchases of property and equipment	$(305)	$(425)
Financing of acquisitions	$(1,524)	-
Vesting of share-based compensation	$12,735	$10,238
Repurchase of common stock	$(316)	$355
New operating lease assets obtained in exchange for lease obligations	$923	$1,497

See Notes to Unaudited Consolidated Financial Statements.

ePlus inc. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Six months ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value

Balance, March 31, 2026	26,299	$278	$210,274	$(101,944)	$956,000	$4,362	$1,068,970
Issuance of restricted stock awards	110	1	(1)	-	-	-	-
Issuance of performance stock units	19	-	-	-	-	-	-
Issuance of common stock	26	-	1,834	-	-	-	1,834
Share-based compensation	-	-	3,121	-	-	-	3,121
Repurchase of common stock	(305)	-	-	(25,182)	-	-	(25,182)
Dividends paid and accrued ($0.27 per share)	-	-	-	-	(7,067)	-	(7,067)
Net earnings	-	-	-	-	30,279	-	30,279
Foreign currency translation adjustment	-	-	-	-	-	80	80

Balance, June 30, 2026	26,149	$279	$215,228	$(127,126)	$979,212	$4,442	$1,072,035
Issuance of restricted stock awards	(1)	-	-	-	-	-	-
Share-based compensation	-	-	4,102	-	-	-	4,102
Repurchase of common stock	(148)	-	-	(13,100)	-	-	(13,100)
Dividends paid and accrued ($0.27 per share)	-	-	-	-	(7,034)	-	(7,034)
Net earnings	-	-	-	-	40,383	-	40,383
Foreign currency translation adjustment	-	-	-	-	-	32	32

Balance, September 30, 2026	26,000	$279	$219,330	$(140,226)	$1,012,561	$4,474	$1,096,418

	Six months ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value

Balance, March 31, 2025	26,526	$276	$194,475	$(70,748)	$843,214	$3,441	$970,658
Issuance of restricted stock awards	119	1	(1)	-	-	-	-
Issuance of common stock	29	-	1,757	-	-	-	1,757
Share-based compensation	-	-	2,723	-	-	-	2,723
Repurchase of common stock	(47)	-	-	(3,304)	-	-	(3,304)
Net earnings	-	-	-	-	42,583	-	42,583
Foreign currency translation adjustment	-	-	-	-	-	3,158	3,158

Balance, June 30, 2025	26,627	$277	$198,954	$(74,052)	$885,797	$6,599	$1,017,575
Issuance of restricted stock awards	(2)	-	-	-	-	-	-
Share-based compensation	-	-	3,058	-	-	-	3,058
Repurchase of common stock	(60)	-	-	(4,404)	-	-	(4,404)
Dividends paid and accrued ($0.25 per share)	-	-	-	-	(6,656)	-	(6,656)
Net earnings	-	-	-	-	34,855	-	34,855
Foreign currency translation adjustment	-	-	-	-	-	(1,202)	(1,202)

Balance, September 30, 2025	26,565	$277	$202,012	$(78,456)	$913,996	$5,397	$1,043,226

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

Interim Financial Statements — The unaudited consolidated financial statements for the three and six months ended September 30, 2026, and 2025, were prepared by us and include all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations, changes in comprehensive income, and cash flows for such periods. Operating results for the three and six months ended September 30, 2026, and 2025, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending March 31, 2027, or any other future period. These unaudited consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States (“US GAAP”) for annual financial statements. Our audited consolidated financial statements are contained in our annual report on Form 10-K for the year ended March 31, 2026 (“2026 Annual Report”).

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

Concentrations of Risk — A substantial portion of our sales are IT products, including hardware, software, maintenance, and services, from Cisco Systems, which represented approximately 31% of our net sales for each of the three months ended September 30, 2026, and 2025, and 28% of our net sales for each of the six months ended September 30, 2026, and 2025.

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

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of operations and consolidated statements of comprehensive income for the periods presented (in thousands, except per share data):

	Six months ended September 30, 2025
	As reported	Adjusted	As revised
Net sales - product	$1,006,071	$5,460	$1,011,531
Net sales	1,246,141	5,460	1,251,601
Gross profit	310,340	5,460	315,800
Selling, general, and administrative	211,426	(1,280)	210,146
Operating expenses	225,305	(1,280)	224,025
Operating income	85,035	6,740	91,775
Earnings from continuing operations before tax	90,810	6,740	97,550
Provision for income taxes	25,522	1,854	27,376
Net earnings from continuing operations	65,288	4,886	70,174
Net earnings	72,552	4,886	77,438
Total comprehensive income	74,508	4,886	79,394
Basic earnings per common share, continuing operations	2.48	0.19	2.67
Earnings per common share—basic	2.76	0.19	2.95
Diluted earnings per common share, continuing operations	2.47	0.19	2.66
Earnings per common share—diluted	2.75	0.19	2.94

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of cash flows for the periods presented (in thousands):

	Six months ended September 30, 2025
	As reported	Adjusted	As revised
Cash flows from operating activities:
Net earnings	$72,552	$4,886	$77,438
Net earnings from continuing operations	65,288	4,886	70,174
Share-based compensation expense	6,498	(777)	5,721
Accounts receivable	(162,955)	(4,714)	(167,669)
Other assets	(7,472)	1,854	(5,618)
Accounts payable	(43,356)	690	(42,666)
Other liabilities	22,555	(1,939)	20,616

The following table details the impact of the misstatements and provides revisions to the impacted financial statement line items in the previously-issued consolidated statements of stockholders’ equity for the periods presented (in thousands):

	Six months ended September 30, 2025
	As reported	Adjusted	As revised
Retained earnings
Balance, ending	$916,852	$(2,856)	$913,996
Total
Balance, ending	1,046,082	(2,856)	1,043,226

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update is intended to improve the operability of the guidance for determining when to capitalize internal-use software development costs. We early adopted this update in our fiscal year ending March 31, 2027 using the prospective transition method. Accordingly, we are applying the amended guidance to all software costs incurred after the beginning of our current annual reporting period. Our adoption of this update did not have a material impact on our consolidated financial statements. The impact of our adoption of this update in future periods will depend on the nature and extent of our future software development activities.

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

4. REVENUES

Accounts Receivable

Our accounts receivable—trade, net consists of accounts receivable recognized from contracts with customers. The following table provides a disaggregation of our balance in accounts receivable—trade, net (in thousands):

	September 30, 2026	March 31, 2026
Accounts receivable	$749,678	$653,045
Allowance for credit losses	(2,772)	(3,024)
Total accounts receivable—trade, net	$746,906	$650,021

As of September 30, 2026, and March 31, 2026, our accounts receivable—trade, net included $1.7 million and $8.6 million, respectively, of receivables due from financing partners in payment for our sale of customer receivables to them.

Additionally, as of September 30, 2026, and March 31, 2026, we had $9.6 million and $6.3 million, respectively, in receivables recognized from contracts with customers that we intend to sell to financing partners as part of other current assets in our consolidated balance sheet.

Contract Assets

Contract assets represent our right to consideration in exchange for goods or services that we transferred to a customer when that right is conditioned on something other than the passage of time. We had short-term contract assets of $28.3 million and $17.8 million as of September 30, 2026, and March 31, 2026, respectively. We had long-term contract assets of $8.1 million as of September 30, 2026. We did not have any long-term contract assets as of March 31, 2026. We recognize the short-term and long-term portions of our contract asset balance as part of other current assets and property, equipment, and other assets—net, respectively, in our consolidated balance sheet.

Contract Liabilities

Contract liabilities represent our obligation to transfer goods or services to a customer for which we have received consideration, or the amount is due from the customer. Our contract liabilities consist of our contract liabilities and contract liabilities—long-term in our consolidated balance sheets. Revenues recognized from the beginning contract liability balance were $46.1 million and $95.9 million for the three and six months ended September 30, 2026, respectively, and $33.5 million and $76.3 million for the three and six months ended September 30, 2025, respectively.

Performance Obligations

The following table includes revenue expected to be recognized in the future related to performance obligations, primarily non-cancelable contracts for ePlus managed services, that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

Remainder of the year ending March 31, 2027	$65,456
Year ending March 31, 2028	62,904
Year ending March 31, 2029	34,216
Year ending March 31, 2030	13,122
Year ending March 31, 2031, and thereafter	6,682
Total remaining performance obligations	$182,380

The table does not include the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts where we recognize revenue at the amount that we have the right to invoice for services performed.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended September 30, 2026 (in thousands):

	Product	Professional Services	Managed Services	Total
Balance, March 31, 2026 (1)	$129,194	$63,782	$9,904	$202,880
Acquisitions	8,415	411	382	9,208
Foreign currency translations	4	1	-	5
Balance, September 30, 2026 (1)	$137,613	$64,194	$10,286	$212,093

(1)
Balance is net of $4,644 thousand in accumulated impairments that were recorded in a segment that preceded our current segment organization.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets that are individually identified and separately recognized in business combinations.

Our goodwill balance increased by $9.2 million for the six months ended September 30, 2026, due to our acquisition of certain assets and assumption of certain liabilities of Daymark Solutions, Inc. (“Daymark”) that closed on August 21, 2026. Please refer to Note 15, “Business Combinations” for details on the acquisition of certain assets and assumption of certain liabilities of Daymark.

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

Other Intangible Assets

Our other intangible assets consist of intangible assets purchased through business combinations. The following table provides the composition of our other intangible assets as of September 30, 2026, and March 31, 2026 (in thousands):

	September 30, 2026			March 31, 2026
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships	$171,866	$(119,094)	$52,772	$165,358	$(110,708)	$54,650
Trade names and other	10,109	(3,051)	7,058	9,108	(2,414)	6,694
Total	$181,975	$(122,145)	$59,830	$174,466	$(113,122)	$61,344

We generally amortize our customer relationships, trade names, and other purchased intangibles between 5 to 10 years.

Total amortization expense for other intangible assets was $4.4 million and $9.0 million for the three and six months ended September 30, 2026, respectively, and $5.3 million and $10.9 million for the three and six months ended September 30, 2025, respectively.

6. ALLOWANCE FOR CREDIT LOSSES

The following table provides the activity in our allowance for credit losses within accounts receivable—trade for the six months ended September 30, 2026, and 2025 (in thousands):

	Six months ended September 30,
	2026	2025
Beginning	$3,024	$3,902
Provision for credit losses	(139)	198
Write-offs and other	(113)	(1,287)
Ending	$2,772	$2,813

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

Under the accounts payable floor plan facility, we had an outstanding balance of $139.2 million and $119.7 million as of September 30, 2026, and March 31, 2026, respectively. On our balance sheet, our liability under the accounts payable floor plan facility is presented as accounts payable – floor plan.

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

We may use the revolving credit facility for our borrowing needs. We did not have any outstanding balances under the revolving credit facility as of September 30, 2026, or March 31, 2026.

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

Under the WFCDF Credit Facility, the Borrowers are restricted in their ability to pay dividends to ePlus inc. unless their available borrowing meets certain thresholds. As of September 30, 2026, and March 31, 2026, their available borrowing met the thresholds such that there were no restrictions on their ability to pay dividends.

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

8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to various legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business and have not been fully resolved. The ultimate outcome of any litigation or other legal dispute is uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, we accrue our best estimate for the ultimate resolution of the matter. If one or more legal matters are resolved against us in a reporting period for amounts above our expectations, our financial condition and operating results for that period may be adversely affected. As of September 30, 2026, we do not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for these proceedings and matters, if any, has been incurred. Any outcome, whether favorable or unfavorable, may materially and adversely affect us due to legal costs and expenses, diversion of management attention and other factors. We expense legal costs in the period incurred. We cannot assure that additional contingencies of a legal nature or contingencies having legal aspects will not be asserted against us in the future, and these matters could relate to prior, current, or future transactions or events.

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

The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our unaudited consolidated statements of operations for the three and six months ended September 30, 2026, and 2025, respectively (in thousands, except per share data).

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net earnings attributable to common shareholders — basic and diluted
Continuing operations	$40,383	$38,160	$70,662	$70,174
Discontinued operations	-	(3,305)	-	7,264
Net earnings	$40,383	$34,855	$70,662	$77,438

Basic and diluted common shares outstanding:
Weighted average common shares outstanding — basic	25,835	26,362	25,887	26,316
Effect of dilutive shares	76	44	110	91
Weighted average common shares outstanding — diluted	25,911	26,406	25,997	26,407

Earnings per common share — basic
Continuing operations	$1.56	$1.45	$2.73	$2.67
Discontinued operations	-	(0.13)	-	0.28
Earnings per common share—basic	$1.56	$1.32	$2.73	$2.95

Earnings per common share — diluted
Continuing operations	$1.56	$1.45	$2.72	$2.66
Discontinued operations	-	(0.13)	-	0.28
Earnings per common share—diluted	$1.56	$1.32	$2.72	$2.94

10. STOCKHOLDERS’ EQUITY

Share Repurchase Plan

On August 4, 2026, our Board of Directors (“Board”) authorized the repurchase of up to 1,500,000 shares of our outstanding common stock over a 12-month period commencing on August 11, 2026. Previously, on August 7, 2025, our Board authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period that began on August 11, 2025 and terminated on August 10, 2026. Under each authorized share repurchase program, when such program is in place, we may make purchases from time to time in the open market, or in privately negotiated transactions, subject to availability and the plan terms. Any repurchased shares have the status of treasury shares and may be used, when needed, for general corporate purposes.

During the six months ended September 30, 2026, we purchased 399,388 shares of our outstanding common stock at a value of $33.9 million under the share repurchase plan; we also purchased 52,927 shares of common stock at a value of $4.4 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock awards and performance stock units.

During the six months ended September 30, 2025, we purchased 60,000 shares of our outstanding common stock at a value of $4.4 million under the share repurchase plan; we also purchased 47,488 shares of common stock at a value of $3.3 million to satisfy tax withholding obligations relating to the vesting of employees’ restricted stock.

11. SHARE-BASED COMPENSATION

Share-Based Plans

During the six months ended September 30, 2026, we had share-based awards outstanding under the following plans: (1) the 2024 Non-Employee Director Long-Term Incentive Plan (the “2024 Director LTIP”) and (2) the 2021 Employee Long-Term Incentive Plan (the “2021 Employee LTIP”).

These share-based plans define fair market value as the closing sales price of a share of common stock as quoted on any established stock exchange for such date or the most recent trading day preceding such date if there were no trades on such date.

Restricted Stock Activity

For the six months ended September 30, 2026, we granted 853 restricted shares under the 2024 Director LTIP and 111,773 restricted shares under the 2021 Employee LTIP. For the six months ended September 30, 2025, we granted 652 restricted shares under the 2024 Director LTIP and 121,844 restricted shares under the 2021 Employee LTIP.

The following table provides a summary of the unvested restricted shares for the six months ended September 30, 2026:

	Number of shares	Weighted average grant-date fair value
Unvested April 1, 2026	252,226	$69.58
Granted	112,626	83.06
Vested	(134,594)	68.06
Forfeited	(3,138)	72.66
Unvested September 30, 2026	227,120	$77.82

Performance Stock Units

We have granted Performance Stock Units (“PSUs”) to executive officers under our 2021 Employee LTIP. The PSUs will vest based on the achievement of certain performance goals at the end of a three-year performance period. The PSUs represent the right to receive shares of our common stock at the time of vesting. The total number of PSUs that vest range from 0% to 200% of the target number of PSUs based on our achievement of certain performance targets.

The following table provides a summary of the target amount of unvested PSUs for the six months ended September 30, 2026:

	Number of units	Weighted average grant-date fair value
Unvested April 1, 2026	72,629	$73.63
Granted	53,752	92.10
Attainment adjustment (1)	3,297	61.17
Vested	(18,417)	61.17
Unvested September 30, 2026	111,261	$84.25

(1)
An adjustment to the PSUs that vested during the period to reflect the final attainment compared to the target.

Employee Stock Purchase Plan

We provide eligible employees the opportunity to purchase shares of our stock through the 2022 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, eligible employees may collectively purchase up to an aggregate of 2.50 million shares of our stock. Employees in the ESPP contribute part of their earnings over a six-month offering period. At the end of each offering period, employees purchase our shares using their contributions at a discount off the lesser of the closing market price on the first or the last trading day of each offering period. During the six months ended September 30, 2026, and 2025, we issued 25,930 shares at a weighted average price of $70.75 per share and 28,665 shares at a weighted average price of $61.29 per share, respectively, under the ESPP. As of September 30, 2026, there were 2.29 million shares remaining under the ESPP.

Compensation Expense

The following table provides a summary of our total share-based compensation expense for continuing operations, including for restricted stock awards, PSUs, our ESPP, and the related income tax benefit for the three and six months ended September 30, 2026, and 2025, respectively (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Share-based compensation expense	$4,102	$3,058	$7,223	$5,721
Income tax benefit	$(1,144)	$(896)	$(2,015)	$(1,608)

We recognized the income tax benefit as a reduction to our provision for income taxes. As of September 30, 2026, the total unrecognized compensation expense related to unvested restricted stock was $14.8 million, which is expected to be recognized over a weighted-average period of 30 months.

We also provide our employees with a contributory 401(k) profit sharing plan (the “401(k) plan”), to which we may contribute from time to time at our sole discretion. Employer contributions to the 401(k) plan are always fully vested. Our estimated contribution expense to the 401(k) plan for the three months ended September 30, 2026, and 2025, were each $1.5 million. For the six months ended September 30, 2026, and 2025, our estimated contribution expense for the plan was $3.2 million and $3.0 million, respectively.

12. INCOME TAXES

Our provision for income tax expense was $15.6 million and $27.3 million for the three and six months ended September 30, 2026, as compared to $15.8 million and $27.4 million for the same three-and six-month periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2026, were each 27.9%, compared with 29.3% and 28.1% for the same three- and six-month periods in the prior year, respectively. The effective tax rate for the three and six months ended September 30, 2026, and September 30, 2025, differed from the US federal statutory rate of 21.0% primarily due to state and local income taxes and non-deductible executive compensation.

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

Additionally, we also recognized a receivable for contingent consideration that had an initial fair value of $13.5 million. See Note 14, “Fair Value of Financial Instruments” for a discussion of our contingent consideration asset. After settling the final purchase price adjustment, we had $0.2 million payable related to the Sale Transaction, which we paid in August 2026.

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

The following table provides our operating results of discontinued operations for the three and six months ended September 30, 2025 (in thousands):

	Three months ended September 30, 2025	Six months ended September 30, 2025
Net sales	$-	$15,811
Cost of sales	-	1,734
Gross profit	-	14,077

Selling, general, and administrative	-	3,599
Interest and financing costs	-	450
Operating expenses	-	4,049

Operating income	-	10,028

Other (expense), net	(4,600)	(4,389)

Earnings (loss) before gain from sale and income taxes	(4,600)	5,639
Gain from sale of HoldCo before income taxes	-	4,368
Earnings (loss) before income taxes	(4,600)	10,007

Provision for income taxes	(1,295)	2,743

Earnings (loss) from discontinued operations, net of tax	$(3,305)	$7,264

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for the fair values of our assets and liabilities utilizing a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value. The following table provides the fair value of our assets and liabilities measured at fair value as categorized within the fair value hierarchy as of September 30, 2026, and March 31, 2026 (in thousands):

		Fair value measurement using
	Recorded amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2026
Assets:
Money market funds	$277,044	$277,044	$-	$-
Contingent receivable	$5,367	$-	$-	$5,367
Receivables held for sale	$9,646	$9,646	$-	$-

March 31, 2026
Assets:
Money market funds	$276,019	$276,019	$-	$-
Contingent receivable	$9,330	$-	$-	$9,330
Receivables held for sale	$6,310	$6,310	$-	$-

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

On the Closing date, we estimated the fair value of each component of the Contingent Consideration using a Monte Carlo simulation model based on forecasted results. We subsequently updated these estimates to reflect actual results and revised forecasts. During the three and six months ended September 30, 2026, we recorded a $3.5 million reduction in the fair value of the Contingent Consideration in other income (expense), net in our consolidated statements of operations. We also received $0.4 million in cash, which reduced the receivable.

15. BUSINESS COMBINATIONS

DAYMARK SOLUTIONS, INC.

On August 21, 2026, our subsidiary, ePlus Technology, inc., acquired certain assets and liabilities of Daymark. Based in Burlington, Massachusetts, Daymark is an IT solutions and professional services provider focused on architecting, implementing, and supporting complex hybrid cloud, cybersecurity, compliance, and modern data center environments.

Our preliminary sum for consideration transferred was $17.4 million, which consisted of $15.9 million paid in cash at closing, plus an estimated $1.5 million due to the sellers based on adjustments to a determination of the total net assets at closing. Our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed is presented below (in thousands):

Acquisition date amount
Accounts receivable	$12,188
Other assets	645
Identified intangible assets	7,500
Accounts payable and other liabilities	(11,994)
Contract liabilities	(139)
Total identifiable net assets	8,200
Goodwill	9,208
Total purchase consideration	$17,408

Our $7.5 million in identified intangible assets consists of $6.5 million for customer relationships with a ten-year useful life and $1.0 million for certifications with a five-year useful life.

We recognized goodwill related to this transaction of $9.2 million, which was assigned to our professional services, managed services and product segments. The goodwill recognized in the Daymark acquisition is attributable to the acquired assembled workforce and expected synergies, none of which qualify for recognition as a separate intangible asset. The total amount of goodwill expected to be deductible for tax purposes is $9.2 million.

The amount of revenues and earnings of Daymark since the acquisition date are not material. Likewise, the impact to the revenue and earnings of the combined entity for the current reporting period as though the acquisition date had been April 1, 2026, is not material.

16. SEGMENT REPORTING

Our organizational structure is based on how our chief operating decision maker (“CODM”) allocates resources, manages operations, and evaluates performance. Our CODM is our Chief Executive Officer. We have three reportable segments: product, professional services, and managed services. In addition, we have one other operating segment: financing, which does not meet the reportable segment quantitative thresholds and, accordingly, is included in an other category.

Our product segment includes sales of IT products, third-party software, and third-party maintenance, software assurance, and other third-party services. Our professional services segment includes our advanced professional services, staff augmentation, project management services, cloud consulting services and security services. Our managed services segment includes our advanced managed services, service desk, storage-as-a-service, cloud hosted services, cloud managed services and managed security services. Our financing segment consists of the international entities of our financing business that we retained after selling our domestic financing business.

Our CODM measures the performance of our reportable segments based on gross profit. We do not present asset information for our reportable segments as we do not provide asset information to our CODM. Our CODM reviews financial results and forecasts quarterly to manage operations and evaluate performance. Our CODM also uses our financial results and forecasts to make investment decisions as part of our annual budgeting process.

The following table provides reportable segment information (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Net sales
Product	$547,117	$485,014	$1,076,720	$1,011,369
Professional services	67,752	76,344	135,833	148,073
Managed services	53,055	47,417	104,357	91,997
Total reportable segments	667,924	608,775	1,316,910	1,251,439
Other	-	51	127	162
Total	667,924	608,826	1,317,037	1,251,601

Cost of sales
Product	406,112	366,001	824,648	780,414
Professional services	43,738	47,172	86,675	90,748
Managed services	37,789	33,464	74,026	64,510
Total reportable segments	487,639	446,637	985,349	935,672
Other	-	65	74	129
Total	487,639	446,702	985,423	935,801

Gross profit
Product	141,005	119,013	252,072	230,955
Professional services	24,014	29,172	49,158	57,325
Managed services	15,266	13,953	30,331	27,487
Total reportable segments	180,285	162,138	331,561	315,767
Other	-	(14)	53	33
Total	$180,285	$162,124	$331,614	$315,800

Disaggregation of Revenue

We recognize revenue in our product, professional services, and managed services segments from contracts with customers. We recognize revenue in the other category under guidance for financing and leases.

The following tables provide a disaggregation of revenue recognized from contracts with customers by timing and our position as principal or agent (in thousands):

	Three months ended September 30, 2026
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$463,656	$-	$-	$463,656
Transferred at a point in time as agent	83,461	-	-	83,461
Transferred over time as principal	-	67,752	53,055	120,807
Total revenue from contracts with customers	$547,117	$67,752	$53,055	$667,924

	Six months ended September 30, 2026
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$947,795	$-	$-	$947,795
Transferred at a point in time as agent	128,925	-	-	128,925
Transferred over time as principal	-	135,833	104,357	240,190
Total revenue from contracts with customers	$1,076,720	$135,833	$104,357	$1,316,910

	Three months ended September 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$424,761	$-	$-	$424,761
Transferred at a point in time as agent	60,253	-	-	60,253
Transferred over time as principal	-	76,344	47,417	123,761
Total revenue from contracts with customers	$485,014	$76,344	$47,417	$608,775

	Six months ended September 30, 2025
	Product	Professional Services	Managed Services	Total
Timing and position as principal or agent:
Transferred at a point in time as principal	$901,308	$-	$-	$901,308
Transferred at a point in time as agent	110,061	-	-	110,061
Transferred over time as principal	-	148,073	91,997	240,070
Total revenue from contracts with customers	$1,011,369	$148,073	$91,997	$1,251,439

The following table provides a disaggregation of our revenue from contracts with customers by customer end market and by type (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Customer end market:
Telecom, Media & Entertainment	$153,884	$176,772	$292,581	$361,751
Healthcare	100,413	82,285	179,610	156,576
Financial Services	93,521	63,079	166,907	110,579
SLED	91,902	87,246	171,758	177,808
Technology	69,434	69,549	187,433	152,296
Retail	34,962	40,062	69,885	72,033
All others	123,808	89,782	248,736	220,396
Total revenue from contracts with customers	$667,924	$608,775	$1,316,910	$1,251,439

Type:
Product segment:
Networking	$234,382	$258,156	$458,103	$476,358
Cloud	178,599	128,270	359,347	335,266
Security	72,693	65,889	150,958	126,996
Collaboration	18,422	16,558	33,914	28,315
Other	43,021	16,141	74,398	44,434
Total product segment	547,117	485,014	1,076,720	1,011,369
Professional services segment	67,752	76,344	135,833	148,073
Managed services segment	53,055	47,417	104,357	91,997
Total revenue from contracts with customers	$667,924	$608,775	$1,316,910	$1,251,439

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides context for our consolidated financial condition and results of continuing operations. It should be read in conjunction with the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2026 (“2026 Annual Report”). These historical financial statements may not be indicative of our future performance. This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described in Part I, Item 1A, “Risk Factors,” in our 2026 Annual Report, as well as those described in our other filings with the SEC.

We have revised our results to reflect the correction of certain misstatements in previously issued financial statements for the six months ended September 30, 2025, which we determined are not material either individually or in aggregate. Please see Note 2, “Revision of Previously Issued Consolidated Financial Statements” in the accompanying Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

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

The following tables provide our key business metrics for our consolidated entity (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Financial metrics
Net sales	$667,924	$608,826	$1,317,037	$1,251,601

Gross profit	$180,285	$162,124	$331,614	$315,800
Gross margin	27.0%	26.6%	25.2%	25.2%

Selling, general, and administrative	$118,032	$106,479	$224,653	$210,146
Depreciation and amortization	5,726	6,810	11,602	13,879
Operating expenses	$123,758	$113,289	$236,255	$224,025

Operating income	$56,527	$48,835	$95,359	$91,775
Operating income margin	8.5%	8.0%	7.2%	7.3%

Net earnings from continuing operations	$40,383	$38,160	$70,662	$70,174
Net earnings from continuing operations margin	6.0%	6.3%	5.4%	5.6%
Net earnings from continuing operations per common share—diluted	$1.56	$1.45	$2.72	$2.66

Non-GAAP financial metrics
Non-GAAP: Net earnings from continuing operations (1)	$47,394	$40,457	$80,719	$77,934
Non-GAAP: Net earnings from continuing operations per common share—diluted (1)	$1.82	$1.53	$3.11	$2.96

Adjusted EBITDA (2)	$67,101	$58,703	$114,930	$111,375
Adjusted EBITDA margin (2)	10.0%	9.6%	8.7%	8.9%

Operational metrics
Gross billings (3)
Networking	$286,256	$315,189	$544,984	$583,921
Security	272,182	255,158	491,949	445,203
Cloud	270,003	202,828	558,845	514,845
Collaboration	43,519	41,286	69,236	64,063
Other	75,710	76,917	123,567	128,363
Product gross billings	947,670	891,378	1,788,581	1,736,395
Service gross billings	119,141	131,277	235,365	239,025
Total gross billings	$1,066,811	$1,022,655	$2,023,946	$1,975,420

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

We believe that these exclusions in calculating Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted provides management and investors with useful measures for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in understanding and evaluating our operating results. We use Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of non-GAAP information as an analytical tool has limitations and should not be considered in isolation or as a substitute for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate similar Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted, or similarly titled measures differently, which may reduce their usefulness as comparative measures.

The following table provides our calculation of Non-GAAP: Net earnings from continuing operations and Non-GAAP: Net earnings from continuing operations per common share – diluted (in thousands, except per share amounts):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
GAAP: Net earnings from continuing operations before tax	$56,000	$53,998	$97,962	$97,550
Share-based compensation	4,102	3,058	7,223	5,721
Acquisition related expenses	746	-	746	-
Acquisition related amortization expense	4,449	5,313	9,014	10,861
Other (income) expense, net	527	(5,163)	(2,603)	(5,775)
Non-GAAP: Earnings from continuing operations before provision for income taxes	65,824	57,206	112,342	108,357

GAAP: Provision for income taxes	15,617	15,838	27,300	27,376
Share-based compensation	1,149	896	2,034	1,608
Acquisition related expenses	209	-	209	-
Acquisition related amortization expense	1,246	1,552	2,541	3,025
Other (income) expense, net	148	(1,512)	(740)	(1,675)
Tax benefit (expense) on restricted stock	61	(25)	279	89
Non-GAAP: Provision for income taxes	18,430	16,749	31,623	30,423

Non-GAAP: Net earnings from continuing operations	$47,394	$40,457	$80,719	$77,934

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
GAAP: Net earnings from continuing operations per common share - diluted	$1.56	$1.45	$2.72	$2.66

Share-based compensation	0.11	0.08	0.20	0.16
Acquisition related expenses	0.02	-	0.02	-
Acquisition related amortization expense	0.12	0.14	0.25	0.30
Other (income) expense, net	0.01	(0.14)	(0.07)	(0.16)
Tax benefit (expense) on restricted stock	-	-	(0.01)	-
Total non-GAAP adjustments - net of tax	0.26	0.08	0.39	0.30

Non-GAAP: Net earnings from continuing operations per common share - diluted	$1.82	$1.53	$3.11	$2.96

(2)
We define Adjusted EBITDA as net earnings from continuing operations calculated in accordance with US GAAP, adjusted for the following: depreciation and amortization, share-based compensation, acquisition related expenses, provision for income taxes, and other (income), net. In the table below, we provide a reconciliation of Adjusted EBITDA to net earnings from continuing operations, which is the most directly comparable financial measure to this non-GAAP financial measure. Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by net sales.

We believe that these exclusions in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors with useful measures for period-to-period comparisons of our business and operating results by excluding items that management believes are not reflective of our underlying operating performance, which helps in the understanding and evaluation of our operating results. We use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our performance to gain and provide insight into our operating performance and performance trends. However, our use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations and should not be considered in isolation or as substitutes for analysis of our financial results as reported under US GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin, or similarly titled measures, differently which may reduce their usefulness as comparative measures.

The following table provides our calculations of Adjusted EBITDA (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
GAAP: Net earnings from continuing operations	$40,383	$38,160	$70,662	$70,174
Provision for income taxes	15,617	15,838	27,300	27,376
Share-based compensation	4,102	3,058	7,223	5,721
Acquisition related expenses	746	-	746	-
Depreciation and amortization	5,726	6,810	11,602	13,879
Other (income) expense, net	527	(5,163)	(2,603)	(5,775)
Non-GAAP: Adjusted EBITDA	$67,101	$58,703	$114,930	$111,375

(3)
Gross billings are the total dollar value of customer purchases of goods and services including shipping charges during the period, net of customer returns, credit memos, and sales or other taxes. Gross billings include the transaction values for certain sales transactions that are recognized on a net basis, and, therefore, include amounts that will not be recognized as revenue.

Results of Operations

The three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025

Net sales: Net sales for the three months ended September 30, 2026, increased $59.1 million compared to the three months ended September 30, 2025, due to increased net sales to customers in the financial services, healthcare, and SLED industries, offset by decreased net sales to customers in the telecom, media and entertainment, retail, and technology industries. In sales to our commercial customers, our increase in net sales was primarily driven by small and mid-market customers. For further information, see the “Segment Results of Operations” below.

Net sales for the six months ended September 30, 2026, increased $65.4 million compared to the six months ended September 30, 2025, due to increased net sales to customers in the financial services, technology, and healthcare industries, offset by decreased net sales to customers in the telecom, media and entertainment, SLED, and retail industries. In sales to our commercial customers, our increase in net sales was primarily driven by small and mid-market customers. For further information, see the “Segment Results of Operations” below.

Gross profit: Gross profit for the three months ended September 30, 2026, increased $18.2 million compared to the prior year three-month period due to increases in net sales in our product segment and managed services segment, offset by a decrease in our professional services segment. Overall, gross margin increased 40 basis points year over year to 27.0%, primarily due to higher gross margins in our product segment and an increase in vendor consideration, offset by lower gross margins in our professional services segment and managed services segment. Contributing to higher gross margins in our product segment, we had an increase in net sales from sales of third-party maintenance and subscriptions that are recognized on a net basis. For further information, see the “Segment Results of Operations” below.

Gross profit for the six months ended September 30, 2026, increased $15.8 million compared to the prior year six-month period due to increases in net sales in our product segment and managed services segment offset by a decrease in our professional services segment. Overall, gross margin was flat at 25.2%. For further information, see the “Segment Results of Operations” below.

Selling, general, and administrative: Selling, general, and administrative expenses for the three and six months ended September 30, 2026, increased $11.6 million and $14.5 million, respectively, compared to the three and six months ended September 30, 2025.

Salaries and benefits, including variable compensation and share-based compensation for the three and six months ended September 30, 2026, increased $7.0 million and $8.0 million, respectively, compared to the same three- and six-month periods in the prior year, primarily due to increased headcount and an increase in variable compensation commensurate with the increase in our gross profit. As of September 30, 2026, we had 2,173 employees, an increase of 35 from 2,138 employees as of September 30, 2025. We added 19 employees from the acquisition of certain assets of Daymark Solutions, Inc. (“Daymark”) on August 21, 2026.

General and administrative expenses for the three and six months ended September 30, 2026, increased $4.6 million and $6.9 million, respectively, as compared to the same three- and six-month periods in the prior year, mainly driven by the acquisition of certain assets of Daymark, higher third-party consultant fees, and higher software, subscription, and maintenance fees.

Provision for credit losses for the three months ended September 30, 2026, was a benefit of $0.5 million, as compared to a benefit of $0.4 million for the prior year three-month period. Our lower provision for credit losses for the three months ended September 30, 2026, was due to favorable changes in our net credit exposure.

Provision for credit losses for the six months ended September 30, 2026, was a benefit of $0.1 million, as compared to an expense of $0.2 million for the prior year six-month period. The benefit we recognized in our provision for credit losses for the six months ended September 30, 2026, was due to favorable changes in our net credit exposure.

Depreciation and amortization: Depreciation and amortization for the three and six months ended September 30, 2026, decreased compared to the three and six months ended September 30, 2025, primarily due to decreased amortization expense from customer relationship assets acquired in prior acquisitions that are being amortized on an accelerated basis, slightly offset by increased amortization from intangible assets acquired from the acquisition of certain assets of Daymark in the current three- and six-month periods.

Operating income: As a result of the foregoing, operating income for the three months ended September 30, 2026, increased by $7.7 million as compared to the same three-month period in the prior year, and operating income margin increased by 50 basis points to 8.5%.

As a result of the foregoing, operating income for the six months ended September 30, 2026, increased by $3.6 million as compared to the same six-month period in the prior year, and operating income margin decreased by 10 basis points to 7.2%.

Other income (expense), net: Other income (expense), net for the three months ended September 30, 2026, was an expense of $0.5 million, compared to income of $5.2 million for the three months ended September 30, 2025. Our other expense in the three-month period ended September 30, 2026, primarily relates to adjustments of $3.5 million to reduce our estimate of the fair value of contingent consideration relating to our sale of HoldCo. We had foreign exchange losses of $0.3 million for the three months ended September 30, 2026, compared to foreign exchange gains of $0.7 million for the same three-month period in the prior year. We had $3.3 million in interest income for the three months ended September 30, 2026, compared to $3.9 million for the three months ended September 30, 2025.

Other income (expense), net for the six months ended September 30, 2026, was income of $2.6 million, compared to income of $5.8 million for the six months ended September 30, 2025. Our other income in the six-month period ended September 30, 2026 was lower due to expense of $3.5 million to reduce our estimate of the fair value of contingent consideration relating to our sale of HoldCo. We had foreign exchange losses of $0.5 million for the six months ended September 30, 2026, compared to losses of $0.8 million for the same six-month period in the prior year. We had $6.6 million in interest income for the six months ended September 30, 2026, compared to $6.0 million for the six months ended September 30, 2025.

Provision for income taxes: Our provision for income tax expense was $15.6 million and $27.3 million for the three and six months ended September 30, 2026, as compared to $15.8 million and $27.4 million for the same three-and six-month periods in the prior year. Our effective tax rate for the three and six months ended September 30, 2026, were each 27.9%, compared with 29.3% and 28.1%, respectively, for the same three- and six-month periods in the prior year. Our effective income tax rate for the three- and six- month periods ended September 30, 2026, differed compared to the same three- and six-month periods in the prior year primarily due to state and local taxes and non-deductible executive compensation.

Net earnings from continuing operations: Net earnings from continuing operations for the three months ended September 30, 2026, was $40.4 million, an increase of $2.2 million, as compared to $38.2 million for the same three-month period in the prior year. The net earnings increase was due to the increase in operating income, offset by a decrease in other income (expense), net.

Net earnings from continuing operations for the six months ended September 30, 2026, was $70.7 million, an increase of $0.5 million, as compared to $70.2 million for the same six-month period in the prior year. The net earnings increase was due to the increase in operating income, offset by a decrease in other income (expense), net.

Earnings (loss) from discontinued operations, net of tax: Losses from discontinued operations, net of tax, for the three months ended September 30, 2025, were $3.3 million. There were no discontinued operations transactions during the three months ended September 30, 2026.

Earnings from discontinued operations, net of tax, for the six months ended September 30, 2025, was $7.3 million consisting of earnings before gain from sale and income taxes of $5.6 million and gain from the sale of our domestic financing business of $4.4 million, less income tax of $2.7 million. There were no discontinued operations transactions during the six months ended September 30, 2026.

Net earnings: Due to the aforementioned reasons, net earnings for the three months ended September 30, 2026, were $40.4 million, as compared to $34.9 million for the same three-month period in the prior year.

Due to the aforementioned reasons, net earnings for the six months ended September 30, 2026, were $70.7 million, as compared to $77.4 million for the same six-month period in the prior year.

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

Segment Results of Operations

The three and six months ended September 30, 2026, compared to the three and six months ended September 30, 2025

The results of operations for our segments were as follows (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Financial metrics
Net sales
Product segment	$547,117	$485,014	$1,076,720	$1,011,369
Professional services segment	67,752	76,344	135,833	148,073
Managed services segment	53,055	47,417	104,357	91,997
Total reportable segments	667,924	608,775	1,316,910	1,251,439
Other	-	51	127	162
Total	$667,924	$608,826	$1,317,037	$1,251,601

Gross Profit
Product segment	$141,005	$119,013	$252,072	$230,955
Professional services segment	24,014	29,172	49,158	57,325
Managed services segment	15,266	13,953	30,331	27,487
Total reportable segments	180,285	162,138	331,561	315,767
Other	-	(14)	53	33
Total	$180,285	$162,124	$331,614	$315,800

Gross margin:
Product segment	25.8%	24.5%	23.4%	22.8%
Professional services segment	35.4%	38.2%	36.2%	38.7%
Managed services segment	28.8%	29.4%	29.1%	29.9%
Total	27.0%	26.6%	25.2%	25.2%

Net sales by customer end market:
Telecom, media & entertainment	$153,884	$176,772	$292,581	$361,751
Healthcare	100,413	82,285	179,610	156,576
Financial Services	93,521	63,079	166,907	110,579
SLED	91,902	87,246	171,758	177,808
Technology	69,434	69,549	187,433	152,296
Retail	34,962	40,062	69,885	72,033
All others	123,808	89,782	248,736	220,396
Total reportable segments	$667,924	$608,775	$1,316,910	$1,251,439

Net sales by type:
Networking	234,382	258,156	458,103	476,358
Cloud	178,599	128,270	359,347	335,266
Security	72,693	65,889	150,958	126,996
Collaboration	18,422	16,558	33,914	28,315
Other	43,021	16,141	74,398	44,434
Total products segment	$547,117	$485,014	$1,076,720	$1,011,369
Professional services segment	67,752	76,344	135,833	148,073
Managed services segment	53,055	47,417	104,357	91,997
Total reportable segments	$667,924	$608,775	$1,316,910	$1,251,439

Net sales:

Product segment sales for the three and six months ended September 30, 2026, increased compared to the same three- and six-month periods in the prior year, due to increases in revenue from cloud, security, and collaboration products, offset by a decrease in networking products. These increases were driven by the timing of purchases by existing customers, which are determined by their buying cycles and the timing of specific IT-related initiatives.

Professional services segment sales for the three and six months ended September 30, 2026, decreased compared to the same three- and six-month periods in the prior year, primarily due to decreases in revenues from project services and staff augmentation.

Managed services segment sales for the three and six months ended September 30, 2026, increased compared to the same three- and six-month periods in the prior year, due to ongoing expansion of these service offerings, primarily related to ongoing growth in cloud services.

Gross margin:

Product segment gross margin for the three and six months ended September 30, 2026, increased by 130 basis points and 60 basis points, respectively, from the same three- and six-month periods in the prior year due to a shift in product mix and increase in vendor consideration. Contributing to higher gross margins, we had an increase in net sales from sales of third-party maintenance and subscriptions that are recognized on a net basis. Vendor consideration earned as a percentage of sales for the three and six months ended September 30, 2026, increased by 20 basis points and 50 basis points, respectively.

Professional services segment gross margin for the three and six months ended September 30, 2026, decreased by 280 basis points and 250 basis points, respectively, from the same three- and six-month periods in the prior year primarily due to the use of a higher proportion of third parties for delivery and lower revenue from professional services.

Managed services segment gross margin for the three and six months ended September 30, 2026, decreased by 60 basis points and 80 basis points, respectively, from the same three- and six-month periods in the prior year, mainly driven by a decrease in gross margin from our managed services offerings due to increased third-party costs.

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

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended September 30, 2026, and 2025 (in thousands):

	Six months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities of continuing operations	$19,066	$(137,623)
Net cash provided by operating activities of discontinued operations	-	3,881
Net cash provided by (used in) operating activities	19,066	(133,742)

Net cash used in investing activities of continuing operations	(18,280)	(1,813)
Net cash provided by investing activities of discontinued operations	-	156,681
Net cash provided by (used in) investing activities	(18,280)	154,868

Net cash used in financing activities of continuing operations	(31,235)	(3,182)
Net cash used in financing activities of discontinued operations	-	(6,417)
Net cash used in financing activities	(31,235)	(9,599)

Effect of exchange rate changes on cash	571	1,255

Net increase (decrease) in cash and cash equivalents	$(29,878)	$12,782

Cash flows from operating activities: During the six months ended September 30, 2026, we provided $19.1 million through operating activities primarily due to an increase in our accounts payable and net earnings, offset by an increase in inventories and accounts receivable. During the six months ended September 30, 2025, we used $137.6 million through operating activities of continuing operations primarily due to an increase in our accounts receivable and inventories and a decrease in our accounts payable, partially offset by net earnings.

To manage our working capital, we monitor our cash conversion cycle for our business segments, which is defined as days sales outstanding (“DSO”) in accounts receivable plus days of supply in inventory (“DIO”) minus days of purchases outstanding in accounts payable (“DPO”).

The following table presents the components of the cash conversion cycle:

	As of September 30,
	2026	2025
(DSO) Days sales outstanding (1)	63	62
(DIO) Days inventory outstanding (2)	23	15
(DPO) Days payable outstanding (3)	(50)	(48)
Cash conversion cycle	36	29

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

Our cash conversion cycle increased to 36 days as of September 30, 2026, as compared to 29 days as of September 30, 2025. Our standard payment term for customers is between 30 to 60 days; however, certain customer orders may be approved for extended payment terms. Our DSO increased by 1 day to 63 days as of September 30, 2026, compared to 62 days as of September 30, 2025. Our DIO increased to 23 days as of September 30, 2026, compared to 15 days as of September 30, 2025, due to longer customer delivery schedules. Our DPO decreased by 2 days to 50 days as of September 30, 2026, as compared to 48 days as of September 30, 2025. Invoices processed through our credit facility, or the accounts payable-floor plan balance, are typically paid within 45 to 60 days from the invoice date, while accounts payable trade invoices are typically paid around 30 to 45 days from the invoice date.

Cash flows related to investing activities: During the six months ended September 30, 2026, we used $18.3 million through investing activities consisting of purchases of property and equipment and cash used for an acquisition. During the six months ended September 30, 2025, we used $1.8 million through investing activities of continuing operations consisting primarily of purchases of property and equipment, and provided $156.7 million through investing activities of discontinued operations, consisting of cash proceeds from our sale of HoldCo of $180.1 million less cash transferred with the HoldCo entities of $23.4 million.

Cash flows from financing activities: During the six months ended September 30, 2026, we used $31.2 million through financing activities. We had cash outflows of $38.5 million to repurchase outstanding shares of our common stock and $14.1 million paid in dividends, partially offset by cash inflows of $19.5 million in net borrowings on our floor plan facility and $1.8 million in proceeds from the issuance of common stock to employees under our employee stock purchase plan.

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

Floor plan facility: We finance certain purchases of products for sale to our customers through the floor plan facility. Once our customer places a purchase order with us and we have approved the customer’s credit, we place an order for the desired products with one of our vendors. Our vendors are generally paid by the floor plan facility, and our liability is reflected in “accounts payable—floor plan” in our consolidated balance sheets.

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

As of September 30, 2026, and March 31, 2026, we had a maximum credit limit of $500.0 million, and an outstanding balance on the floor plan facility of $139.2 million and $119.7 million, respectively. On our balance sheet, our liability under the floor plan facility is presented as part of accounts payable – floor plan.

Revolving credit facility: As of September 30, 2026, and March 31, 2026, we did not have any outstanding balance under the revolving credit facility. The maximum credit limit under this facility is constrained by both the maximum credit limit of $500.0 million and a sub-limit of $200.0 million as of both September 30, 2026, and March 31, 2026.

Dividends

A summary of fiscal year-to-date dividend activity for our common stock is as follows:

Dividend amount	Declaration date	Record date	Payment date
$0.27	May 28, 2026	June 17, 2026	June 30, 2026
$0.27	August 4, 2026	August 25, 2026	September 16, 2026

On November 5, 2026, we announced that our Board of Directors (“Board”) declared a quarterly dividend. The quarterly cash dividend of $0.27 per common share will be paid on December 16, 2026, to shareholders of record as of the close of business on November 24, 2026.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2026, we were not involved in any unconsolidated special purpose entity transactions.

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

Item 4.
CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” as defined in the Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls include some, but not all, components of our internal control over financial reporting. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding our purchases of common stock during the three months ended September 30, 2026.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2026 through July 31, 2026	62,500	$87.43	62,500	823,313
August 1, 2026 through August 31, 2026	37,669	$88.40	37,669	1,472,000
September 1, 2026 through September 30, 2026	47,932	$89.81	47,932	1,424,068
Total	148,101		148,101

(1)
All shares were acquired in open-market purchases.

(2)
The amounts presented in this column are the remaining number of shares that may be repurchased after repurchases during the month. As of August 10, 2026, the authorization under the then-existing share repurchase plan expired. On August 4, 2026, our Board authorized the repurchase of up to 1,500,000 shares of our outstanding common stock, over a 12-month period beginning August 11, 2026.

The timing and expiration date of the current stock repurchase authorizations are included in Note 10, “Stockholders’ Equity” in our Consolidated Financial Statements included in “Part I, Item 1. Financial Statements.”

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
OTHER INFORMATION

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Additionally, certain of our executive officers may participate in employee stock purchase plans that have been designed to comply with Rule 10b5-1(e) under the Exchange Act.

Item 6.
EXHIBITS

Exhibit Number	Exhibit Description

3.1	ePlus inc. Amended and Restated Certificate of Incorporation, as last amended September 10, 2026 (filed herewith).

3.2	Amended and Restated Bylaws of ePlus inc., as of February 17, 2026. (Incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 17, 2026).

31.1	Certification of the Chief Executive Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of the Chief Financial Officer of ePlus inc. pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer of ePlus inc. pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Exhibit 101 Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ePlus inc.

Date: November 5, 2026	/s/ MARK P. MARRON
By: Mark P. Marron
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2026	/s/ ELAINE D. MARION
By: Elaine D. Marion
Chief Financial Officer
(Principal Financial Officer)